Form 10KSB
period 2007-07-31
Mountain West Business Solutions, Inc
filed 2007-11-13
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: July 31, 2007

Commission File No. 0-52898

Mountain West Business Solutions , Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction of incorporation)	(IRS Employer File Number)

9844 W Powers Circle
Littleton, Colorado	80123
(Address of principal executive offices)	(zip code)

720-404-7882
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [X]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: [X]      No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]     No [ ].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $133,000.

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2007, was 9,388,000.

FORM 10-KSB

Mountain West Business Solutions, Inc.

References in this document to “Mountain West,” "us," "we," or "Company" refer to Mountain West Business Solutions, Inc.

Forward-Looking Statements

    The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

    When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

    You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

    The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We are recently formed, have no operating history, and have never been profitable.  We have negative retained earnings.

We were formed as a Colorado business entity in August, 2006. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through July 31, 2007, we generated no revenue. We had a net loss of $13,122 for this period. At July 31, 2007 we had a negative stockholders’ equity of $13,122

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended July 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

	our ability to begin active operations;

	our ability to locate clients who will purchase our services; and

	our ability to generate revenues.

 Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Milonas, our President. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no operating history, we are inherently a risky investment.

We have no operating history. Because we are a company with no history, the operations in which we engage in, business consulting, is an extremely risky business. An investor could lose his entire investment.

Our operations are subject to our ability to successfully market our services. We have no substantial history of being able to successfully market our services.

Our operations will depend, among other things, upon our ability to develop and to market our business consulting practice to clients. Further, there is the possibility that our operations will not generate income sufficient to meet operating expenses or will generate income, if any, at rates lower than those anticipated or necessary to sustain the investment. An investor could lose his entire investment.

There are factors beyond our control which may adversely affect us.

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing client preferences.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We plan to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. The barriers to entry are not significant. More importantly, we face strong competitors in all areas of our business. All aspects of our business are highly competitive. All of our competitors are larger than us and have greater financial resources than we do. All of our competitors have substantially greater experience in management consulting with regard to every area in which we plan to provide service. Competition with these companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us.

 Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Milonas, our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Milonas. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock price may be volatile, and you may not be able to resell your shares at or above the public sale price.

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted in the Pink Sheets, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other consulting service oriented companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for our services;

*	the loss of one or more key clients; and

*	departures of key personnel.

Of our total outstanding shares as of July 31, 2007, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is quoted on the Pink Sheets, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the Pink Sheets. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the Pink Sheets.  Since our common stock continues to trade well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Resale Limitations imposed by most states will limit the ability of our shareholders to sell their securities unless they are Colorado residents.

The only state in which we plan to register this offering is Colorado. As a result, our selling shareholders may be limited in the sale of their Shares. The laws of most states require either an exemption from prospectus and registration requirements of the securities laws to sell their shares or registration for sale by this prospectus. These restrictions will limit the ability of non-residents of Colorado to sell the securities. Residents of other states must rely on available exemptions to sell their securities, such as Rule 144, and if no exemptions can be relied upon, then the selling shareholders may have to hold the securities for an indefinite period of time. Shareholders of states other than Colorado should consult independent legal counsel to determine the availability and use of exemptions to re-sell their securities.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

    Our proposed business is to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. We were incorporated on August 31, 2006. Our original focus will be in the Denver, Colorado metropolitan area, but we may expand nationwide. At the present time, we have no active operations and are developing our business plan. We plan to sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Milonas, our President. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

    In April, 2007, we completed a registered offering of our common shares under the provisions of the Colorado securities laws and under an exemption from the federal securities laws. We raised a total of $29,500 in this offering and sold a total of 118,000 shares. We registered these shares under cover of Form SB-2. The registration statement became effective in November, 2007.

    We have not been subject to any bankruptcy, receivership or similar proceeding.

    Our address is 9844 W. Powers Circle, Littleton CO, 80123.  Our telephone number is (720) 404-7882.

(c) PROPOSED OPERATIONS

Organization

    We are comprised of one corporation. All of our operations are conducted through this corporation.

Operations

    At the present time, we have no active operations. Our plan is to sell our services to small and medium-sized business clients. The results of our operations will depend, among other things, upon the ability of ours to develop clients for its business consulting practice. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income, if any, at rates lower than those anticipated or necessary to sustain the investment.

    We plan to initially operate out of our office in Littleton, Colorado. This is also the home of our President and largest shareholder.

    We plan to offer small office/home office business owners technical help for their accounting issues, computers, and general business issues. We plan to offer three main services: Hourly consulting; retainer contracts for specific skills, and project consulting.

    Hourly. We expect this to be the less traditional sort of short term assignment helping a client solve a problem. This form of service would include both emergency and non-emergency assistance.

      Retainer. We see this as the more traditional form of consulting, including regular business maintenance, statements, returns and filings. These services would include traditional management consulting with regard to accounting, computers and general business.

    Project. We see sees this to include such things as consulting on major purchases, computer system/network installation and testing, and major disaster recovery for computers.

    We have begun initially marketing our services but have no definitive arrangements at the present time. We plan to utilize the expertise and existing business relationships of our principal officer, Mr. Milonas to develop our opportunities. We plan to advertise in local newspapers and to use the contacts of Mr. Milonas to develop our business. All operational decisions will be made solely by Mr. Milonas.

    It should be noted, however, that we do not have any extensive history of operations. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

(d) MARKETS

    Our original focus will be in the Denver, Colorado metropolitan area. However, we may expand nationwide if we are successful. We have no plans for any expansion at this time. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

    Our initial marketing plan is to focus completely on developing a client base. We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that exist. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

(e) RAW MATERIALS

    The use of raw materials is not a material factor in our operations at the present time. We do not expect raw materials to be a material factor in the future.

(f) CUSTOMERS AND COMPETITION

    We plan to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. The barriers to entry are not significant. More importantly, we face strong competitors in all areas of our business. All aspects of our business are highly competitive. All of our competitors are larger than us and have greater financial resources than we do. All of our competitors have substantially greater experience in management consulting with regard to every area in which we plan to provide service. Our principal effort at this point will be to develop a client base. No single company currently dominates this business.

    Competition with these companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

    Our initial marketing plan is to focus completely on developing a client base. We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that exist. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge..

    Generally, the consulting business is very dynamic and subject to sudden change. There appear to be three main classes of competition, the largest of which consists of individual proprietors and smaller consulting firms such as us. The first class consists of in-house consultants, who are usually employed by larger companies that can afford the fixed cost of a salaried or hourly employee. The second class consists of individual proprietors & smaller consulting firms. We believes that this is our largest potential competitor group. The third class consists of larger consulting firms that specialize in providing total business services to larger companies that choose to outsource.

    Almost all of the companies in this industry have greater resources and expertise than we do. Our principal effort at this point will be to develop a client base. No single company currently dominates this business.

(g) BACKLOG

At July 31, 2007, we had no backlogs.

(h) EMPLOYEES

We have one full-time employee: Mr. Matthew Milonas, our President. Mr. Milonas does not draw a salary or receive any other kind of compensation. However, we reimburse our employee for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

 (i) PROPRIETARY INFORMATION

We own no proprietary information.

 (j) GOVERNMENT REGULATION

    We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

(k) RESEARCH AND DEVELOPMENT

    We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

    We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) HOW TO OBTAIN OUR SEC FILINGS

    We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

    Our investor relations department can be contacted at our principal executive office located at our principal office 9844 W. Powers Circle, Littleton CO, 80123.  Our phone number at our headquarters is (720) 404-7882. We currently have no website.

ITEM 2. DESCRIPTION OF PROPERTY.

    We currently occupy approximately 500 square feet of office and retail space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own several items of office equipment and may acquire additional equipment in the future but have no plans to do so at this time.

ITEM 3. LEGAL PROCEEDINGS.

    We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

        Our shares of common stock are quoted on the Pink Sheets under the trading symbol MWBN. The shares became trading on September 10, 2007 but there is no extensive history of trading. The bid and asked price has been $ 0.15 and $ 0.35 during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

         As of October 15, 2007, there were 66 record holders of our common stock and there were 9,388,000 shares of our common stock outstanding.

 (c) DIVIDENDS

    Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

    The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

        Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

    The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer  and of the rights and remedies available to the customer with respect to a  violation to such duties or other requirements of the Securities Act of  1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

    The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

    In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

(e) STOCK TRANSFER AGENT

        The stock transfer agent for our securities is X-Clearing Corp, of Denver, Colorado. Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202. Their phone number is (303)573-1000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

    The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

    The following table provides selected financial data about us from inception (August 31, 2006) through July 31, 2007 For detailed financial information, see the audited Financial Statements included in this Form 10-KSB.

Balance Sheet Data: at July 31, 2007

Cash	$14,895
Total assets	$14,895
Total liabilities	$1,500
Shareholders' equity	$28,970

Operating Data: at July 31, 2007

Revenues	$--
General and administrative expenses	$13,122
Net Income(Net Loss)	$13,122

Results of Operations.

    From our inception on August 31, 2006 through July 31, 2007, we generated no revenue. As a result we have no operating history upon which to evaluate our business. In addition, we have a history of losses. We had a net loss of $13,122 for this period. At July 31, 2007 we had a negative stockholders equity of $13,122.

    Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a management consulting practice with regard to accounting, computer and general business issues for small and home-office based companies and our ability to generate revenues.

    Operating expenses, which consisted solely of general and administrative expenses for the period from August 31, 2006 through July 31, 2007 was $13,122. The major components of general and administrative expenses include consulting fees, accounting expenses and stock transfer fees.

    As a result of the foregoing, we had a net loss of $13,122 for the period from August 31, 2006 through July 31, 2007.

    We currently have no revenue but continue to develop our plan to market a management consulting practice with regard to accounting, computer and general business issues for small and home-office based companies.

    Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

    To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

    On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

    We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

    As of July 31, 2007, we had cash or cash equivalents of $14,895.

    Net cash used for operating activities was $3,122 from our inception on August 31, 2006 through July 31, 2007.

    Cash flows from investing activities were $-0- from our inception on August 31, 2006 through July 31, 2007.

    Cash flows provided by financing activities were $18,017 from our inception on August 31, 2006 through July 31, 2007.  These cash flows were all related to sales of stock and deferred offering costs.

    Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

    We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

    Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy, particularly the economy in Denver, Colorado. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a management consulting practice with regard to accounting, computer and general business issues for small and home-office based companies and our ability to generate revenues.

    In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

    We have no off-balance sheet arrangements with any party.

Plan of Operation.

    At the present time, we have no operations or cash flow. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. We are not presently in default or breach on any indebtedness. At the present time, we have no trade payables or judgments.

    Currently, we are in the development stage and have not begun active operations. In the next six months, we plan to develop clients for our services.  At the present time, we have no definitive agreement in place with any client. We do not anticipate an extensive capital costs in developing our cash flow.

    Our principal cost will be marketing our services. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our services. Our resources consist of our available cash and advances from Mr. Milonas, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

    We believe that once we begin generating revenues, we can become profitable within one year, given sufficient sales. We believe that the timing of the completion of the milestones needed to become profitable can be achieved as we are presently organized with sufficient business.

    Other than the shares offered by our last offering and advances from Mr. Milonas, no other source of capital has been identified or sought.

    If we are not successful in our proposed operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

    Currently, we believe that we have sufficient capital or access to capital to implement our proposed business operations or to sustain them for the next twelve months. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

    If we can sustain profitability, we could operate at our present level indefinitely.

    To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

    At the present time, we are located in one location in Littleton, Colorado. To try to operate at a break-even level based upon our level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

    The results of our proposed operations will depend, among other things, upon our ability to successfully provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or necessary to sustain the investment. Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing client preferences.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

    It should be noted that we do not have any history of operations and have not yet generated revenues. We are in the process of developing operations. During the first six months of 2008 we plan to market our services through the contacts of our President, Mr. Milonas. We may also use newspaper advertising. However, we primarily plan to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

    To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger. We have no plans for any type of business combination.

    We were profitable in our most recent six month period. We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

    We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient revenues. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Milona has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

    We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

    In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. Otherwise, no commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

    In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements.

    We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality.

    We do not expect our revenues to be impacted by seasonal demands for our services.

ITEM 7. FINANCIAL STATEMENTS.

Mountain West Business Solutions, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

For the period August 31, 2006 (Inception) Through July 31, 2007

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mountain West Business Solutions, Inc.
Wheat Ridge, Colorado

I have audited the accompanying balance sheet of Mountain West Business Solutions, Inc. (a development stage company) as of July 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the period from August 31, 2006 (inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain West Business Solutions, Inc. as of July 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the period from August 31, 2006 (inception) through July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                           /s/ Ronald R. Chadwick, P.C.
September 13, 2007                                                                            RONALD R. CHADWICK, P.C.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Balance Sheet
as of July 31, 2007

ASSETS

Current Assets - Cash	$14,895

TOTAL ASSETS	14,895

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Cuurent liabilities - Accounts payable	1,500

TOTAL LIABILITIES	1,500

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 9,388,000 shares.	9,388

Capital paid in excess of par value	17,129

Retained earnings (deficit)	(13,122)

TOTAL SHAREHOLDERS' EQUITY	$13,395

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Operations
For the period August 31, 2006 (Inception) through July 31, 2007

Revenue	$-

General and administrative expenses

Accounting	1,500
Consulting	8,500
Office	25
Stock transfer fees	3,097

Total expenses	13,122

Net (Loss)	(13,122)

Basic (Loss) Per Share	$(0.00)

Weighted Average Common Shares
Outstanding	9,307,454

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period August 31, 2006 (Inception) through July 31, 2007

Net (Loss)	$(1,322)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	8,500

Increase in accounts payable	1,500

Cash used in operating activities	(3,122)

Cash flows from investing activities:
-

Net cash (used) in investing activities	-

Cash flows from financing activities:
Issuance of common stock	42,000
Deferred offering costs	(23,983)

Net cash provided from financing activities	18,017

Net increase in cash	14,895
Cash at beginning of period	-
Cash at end of period	$14,895

Supplemental disclosure information:
Stock issued for services	$8,500

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Shareholders' Equity
As of July 31, 2007

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-	-	8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-	-	500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750	-	10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980	-	2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382	-	29,500

Deferred offering costs			(23,983)	-	(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	$9,388	$17,129	$(13,122)	$13,395

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period August 31, 2006 (Inception) Through July 31, 2007

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Mountain West Business Solutions, Inc. (the “Company”), was incorporated in the State of Colorado on August 31, 2006. The Company was formed to provide management consulting with regard to accounting, computer, and general business issues for small and home office based companies. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Cash paid for interest during the period was $0.  Cash paid for income taxes during the period was $0.

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at July 31, 2007.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period August 31, 2006 (Inception) Through July 31, 2007

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company provides management consulting services. The revenue is recognized when the services have been preformed. As of July 31, 2007 the Company has had no operations.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management filed a Limited Offering Registration with the State of Colorado to acquire capital.  Management believes this will contribute toward its operations and subsequent profitability.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of no par value common stock.  Through December 31, 2006, the Company issued a total of 9,270,000 shares raising $12,500.

On September 1, 2006 the Company issued 8,500,000 shares of $.001 par value common stock for services valued at $8,500 or $.001 per share. On September 1, 2006 the Company issued 500,000 shares of $.001 par value common stock for $500 or $.001 per share.

On December 1, 2006 the Company issued 250,000 shares of $.001 par value common stock for $10,000 or $.01 per share.

On December 19, 2006 the Company issued 20,000 shares of $.001 par value common stock for $2,000 or $.10 per share.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period August 31, 2006 (Inception) Through July 31, 2007

Note 4 – Capital Stock (continued)

On April 30, 2007 the Company issued 118,000 shares of $.001 par value common stock for $29,500 or $.25 per share as part of a private offering. The Company incurred deferred offering expenses totaling $23,983. These expenses directly reduced the offering proceeds of $29,500 resulting in net funds received of $5,517.

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of July 31, 2007.

The Company has declared no dividends through July 31, 2007.

Note 5 -  Income Taxes

At July 31, 2007, the Company had a tax loss of $(13,122).  As of July 31, 2007 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will expire in 2027.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

    We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

    Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Our Directors and Executive Officers, their ages and positions held with us as of November 1, 2007 are as follows:

Name	Age	Positions and Offices Held

Matthew Milonas	39	President, Treasurer, Director
Robert G. Ferreira	46	Secretary and Director

    Mr. Milonas has been our President, Treasurer and a Director since our inception. Since 2006, he has also been a manager in the internal controls department of Verizon Business, specializing in Sarbanes-Oxley matters. He was a special projects manager for MCI from February, 2005 to 2006. From September, 2003 to January, 2005, he was a business analyst with GE Access-Quovadx, Inc. From November, 2002 to October, 2003, he was Assistant Controller and Human Resources Manager for International Marble and Granite, Inc. He served as Chief Financial Officer of DSSG, LLC from 2001 to 2002 and as Chief Financial Officer of FSOC. Inc. from 1996 to 1998, both restaurant chains based in Colorado. Additionally he has served as Controller for the Colorado Convention Center from 1991 to 1996, Brass Smith, Inc. from 1998 to 2001, a large manufacturing firm, and for IMG from 2002 to 2003, a large natural stone importer all which are all based in Denver, Colorado.  Mr. Milonas additionally has worked for INVESCO Funds as a staff auditor (1992-1994).  He was also a Director of Inform World Wide Holdings, Inc., a public company.  Mr. Milonas holds a Bachelor of Arts degree from Ft Lewis College, with a minor in psychology from Colorado State University.

    Mr. Ferreira has been our Secretary and a Director since our inception. He has been the beverage director for Sonoda’s restaurants in the Denver area for the past 11 years.  Prior to that time, he was the beverage director for Service America at the Colorado Convention Center. He graduated with a BA in media from Worcester State College in Worcester Massachusetts in 1983.

Committees of the Board of Directors

    Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

    No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

Employment Agreements

    We have no written employment agreements with any of our executive officers or key employees.

Equity Incentive Plan

    We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Indemnification and Limitation on Liability of Directors

    Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Colorado law. Specifically, our directors will not be personally liable to our company or any of its shareholders for monetary damages for breach of fiduciary duty as directors, except liability for (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

    At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We have nothing to report in this regard.

Item 10. EXECUTIVE COMPENSATION

    No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years. Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

    None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

    No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of November 1, 2007, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,388,000 common shares were issued and outstanding as of November 1, 2007.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Matthew Milonas	8,500,000	90.5%
9844 W Powers Cir
Littleton CO, 80123

Robert G. Ferreira	-0-	-0-
9844 W Powers Cir
Littleton CO, 80123

All Officers and Directors as a Group	8,500,000	90.5%
(two persons)
_______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

    Our Directors will serve in such capacity until our next annual meeting of shareholders and until their successors have been elected and qualified. The officers serve at the discretion of our Directors. There are no arrangements or other understandings between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director. None of our Directors are independent but are a part of, and are controlled by our management. None of our Directors are related to each other.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    We currently occupy approximately 500 square feet of office and retail space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    The following financial information is filed as part of this report:

    (a)    (1) FINANCIAL STATEMENTS

          (2) SCHEDULES

     (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906
___________
* Previously filed with Form SB-2 Registration Statement, October 19, 2007.

    (b)        REPORTS ON FORM 8-K.

             No reports were filed under cover of Form 8-K for the fiscal year ended July 31, 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado, Certified Public Accountants, billed an aggregate of $3,000 for the year July 31, 2007 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements. We were incorporated August 31, 2006.

    We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2007.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

By:	/s/ Matthew Milonas
Matthew Milonas, President and Treasurer
Chief Executive and Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ Matthew Milonas Matthew Milonas	Director	November 13, 2007
/s/ Robert G. Ferreira Robert G. Ferreira	Director	November 13, 2007