Form 10QSB
period 2007-10-31
Mountain West Business Solutions, Inc
filed 2007-12-14
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2007

Commission File No. 0-52898

Mountain West Business Solutions , Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9844 W Powers Circle
Littleton, Colorado 80123
(Address of principal executive offices) (zip code)

720-404-7882
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No [ ].

As of  December 1, 2007, registrant had outstanding  9,388,000 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $133,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
MOUNTAIN WEST BUSINESS SOLUTIONS , INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to MOUNTAIN WEST BUSINESS SOLUTIONS , INC.

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN WEST BUSINESS SOLUTIONS , INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended October 31, 2007

Mountain West Business Solutions , Inc.
Financial Statements
(Unaudited)

Mountain West Business Solutions, Inc.
Unaudited Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	October	July
	31, 2007	31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$7,895	$14,895

Total Current Assets	7,895	14,895

TOTAL ASSETS	$7,895	$14,895

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities - Accounts payable	3,288	1,500

TOTAL LIABILITIES	3,288	1,500

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,388,000 shares	9,388	9,388

Capital paid in excess of par value	17,129	17,129

(Deficit) accumulated during the development stage	(21,910)	(13,122)

TOTAL SHAREHOLDERS' EQUITY	4,607	13,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,895	$14,895

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	August 31,	August 31,
	Ended	2006 (inception)	2006 (inception)
	October	through October	through October
	31, 2007	31, 2006	31, 2007

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	3,250	-	4,750
Advertising	2,000	-	2,000
Consulting	1,000	-	9,500
Office	-	-	25
Printing	2,538		2,538
Stock transfer	-	-	3,097

Total G & A	8,788	0	21,910

Net (Loss)	(8,788)	0	(21,910)

Basic (Loss) per common share	(0.00)	-	(0.00)

Weighted Average Common Shares Outstanding	9,388,000	-	9,388,000

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity
August 31, 2006 (inception) through October 31, 2007
				Deficit accumulated
	Number Of		Capital Paid	Dduring the
	Common	Common	in Excess	development
	Shares Issued	Stock	of Par Value	stage	Total
Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	$9,388	$17,129	$(13,122)	$13,395

Net (Loss)	-	-	-	(8,788)	(8,788)

Balance at October 31, 2007	9,388,000	$9,388	$17,129	$(21,910)	$4,607

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)
		Period From	Period From
	3 Months	Inception	Inception
	Ended	August 31, 2006	August 31, 2006
	October	Through	Through
	31, 2007	October 31, 2006	October 31, 2007
Cash Flows From Operating Activities:

Net (Loss)	$(8,788)	$-	(21,910)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for services	-	-	8,500
Increase in accounts payable	1,788	-	3,288

Net Cash Flows (used) in operations	(7,000)	-	(10,122)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock	0	-	42,000
Deferred offering costs	0	-	(23,983)

Net Cash Flows provided by financing activities	0	-	18,017

Net Increase (Decrease) In Cash and cash equivalents	(7,000)	-	7,895
Cash and cash equivalents at beginning of period	14,895	-	-

Cash and cash equivalents at end of period	$7,895	-	$7,895

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$8,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended October 31, 2007

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended October 31, 2007 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended October 31, 2007are not necessarily indicative of the results expected for the fiscal year ended  July 31, 2008

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended July 31, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

We are recently formed, have no operating history, and have never been profitable.

We were formed as a Colorado business entity in August, 2006. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through October 31, 2007, we generated no revenue. We had a net loss of $21,910 for this period.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin active operations;

•	our ability to locate clients who will purchase our services; and

•	our ability to generate revenues.

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

Of our total outstanding shares as of October 31, 2007, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview and History

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

Our address is 9844 W. Powers Circle, Littleton CO, 80123.  Our telephone number is (720) 404-7882.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending October 31, 2007 and October 31, 2006. For the fiscal quarter ended October 31, 2007 we had no revenues. We also had no revenues for the fiscal quarter ended October 31, 2006.

General and administrative expenses for the fiscal quarter ended October 31, 2007 was $8,788. General and administrative expenses for the fiscal quarter ended October 31, 2006 was $-0-. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $8,788 for the fiscal quarter ended October 31, 2007, compared to a net loss of $ -0- for the fiscal quarter ended October 31, 2006.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2008.

Liquidity and Capital Resources

As of October 31, 2007, we had cash or cash equivalents of $7,895, compared to cash or cash equivalents of $ -0- at October 31, 2006.

Net cash used in operating activities was $7,000 for the fiscal quarter ended October 31, 2007 compared to $ -0- for the fiscal quarter ended October 31, 2006. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the fiscal quarter ended October 31, 2007, compared to $ -0- for the fiscal quarter ended October 31, 2006.

Cash flows from financing activities were $-0-  for the fiscal quarter ended October 31, 2007, compared to $-0-  for the fiscal quarter ended October 31, 2007.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our recent public offering will provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Plan of Operation

We are currently in operation and have been since our inception. We will attempt to operate for the coming fiscal year at a profit or at break even.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. We believe that we can achieve profitability as we are presently organized with sufficient catering business.

If we are not successful in our operations we will be faced with several options:

1. Cease operations and go out of business;

2. Continue to seek alternative and acceptable sources of capital;

3. Bring in additional capital that may result in a change of control; or

4. Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

Currently, we have sufficient capital to implement our proposed business operations or to sustain them for the next twelve months. If we can become profitable, we could operate at our present level indefinitely.

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

We also are planning to rely on the possibility of referrals from customers and will strive to satisfy our customers. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to customers. We believe that satisfied customers will bring more and repeat customers.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We have found that our sales are impacted by seasonal demands for our services, with greater sales coming at the end of the calendar year and around major holidays.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including our combined Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure. There was no change in internal control over financial reporting identified in connection with the evaluation required under paragraph (d) of Rules 13a-15 or 15d-15 during the period covered by this Quarterly Report of Form 10-QSB that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

    * Previously filed with Form SB-2 Registration Statement, October 19, 2007.

    (b) Reports on Form 8-K.

    The Company filed no reports on Form 8-K during the fiscal quarter ended October 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mountain West Business Solutions , Inc.

Date: December 14, 2007	By:	/s/ Matthew Milonas
Chief Executive Officer Chief Financial Officer