Form 10QSB/A
period 2007-10-31
Mountain West Business Solutions, Inc
filed 2008-02-21
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X].

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

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN WEST BUSINESS SOLUTIONS , INC.

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended October 31, 2007

Mountain West Business Solutions , Inc.
Financial Statements
(Unaudited)

Mountain West Business Solutions, Inc.
Unaudited Balance Sheet
(A Development Stage Company)

	Unaudited October 31, 2007	Audited July 31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$7,895	$14,895

Total Current Assets	7,895	14,895

TOTAL ASSETS	$7,895	$14,895

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities - Accounts payable	3,288	1,500

TOTAL LIABILITIES	3,288	1,500

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,388,000 shares	9,388	9,388

Capital paid in excess of par value	17,129	17,129

(Deficit) accumulated during the development stage	(21,910)	(13,122)

TOTAL SHAREHOLDERS' EQUITY	4,607	13,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,895	$14,895

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months Ended October 31, 2007	August 31, 2006 (inception) through October 31, 2006	August 31, 2006 (inception) through October 31, 2007

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	3,250	-	4,750
Advertising	2,000	-	2,000
Consulting	1,000	-	9,500
Office	-	-	25
Printing	2,538		2,538
Stock transfer	-	-	3,097

Total G & A	8,788	0	21,910

Net (Loss)	(8,788)	0	(21,910)

Basic (Loss) per common share	(0.00)	-	(0.00)

Weighted Average Common Shares Outstanding	9,388,000	-	9,388,000

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity
August 31, 2006 (inception) through October 31, 2007

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Deficit Accumulated During the Development stage	Total
Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	$9,388	$17,129	$(13,122)	$13,395

Net (Loss)	-	-	-	(8,788)	(8,788)

Balance at October 31, 2007	9,388,000	$9,388	$17,129	$(21,910)	$4,607

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

Mountain West Business Solutions , Inc.

Date: February 20, 2008	By:	/s/ Matthew Milonas
Chief Executive Officer Chief Financial Officer