Form 10QSB
period 2008-01-31
Mountain West Business Solutions, Inc
filed 2008-04-02
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2008

Commission File No. 0-52898

Mountain West Business Solutions, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9844 W Powers Circle
Littleton, Colorado 80123
(Address of principal executive offices) (zip code)

720-404-7882
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X ].

As of  January 31, 2008, registrant had outstanding  9,388,000 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $133,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

- i -

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended January 31, 2008

- ii -

Mountain West Business Solutions, Inc.
Consolidated Financial Statements
(Unaudited)

- iii -

Mountain West Business Solutions, Inc.
Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	January	July
	31, 2008	31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$4,880	$14,895

Total Current Assets	4,880	14,895

TOTAL ASSETS	$4,880	$14,895

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities - Accounts payable	2,538	1,500

TOTAL LIABILITIES	2,538	1,500

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,388,000 shares	9,388	9,388

Capital paid in excess of par value	17,129	17,129

(Deficit) accumulated during the development stage	(24,175)	(13,122)

TOTAL SHAREHOLDERS' EQUITY	2,342	13,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,880	$14,895

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

3 Months
Ended
January
31, 2008

Revenue:	$-

General & Administrative Expenses

Accounting	1,500
Office	765

Total G & A	2,265

Net (Loss)	$(2,265)

Basic (Loss) per common share	$(0.00)

Weighted Average Common Shares Outstanding	9,388,000

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	6 Months Ended January 31, 2008	August 31, 2006 (inception) through January 31, 2008

Revenue:	$-	$-

General & Administrative Expenses

Accounting	4,750	6,250
Advertising	2,000	2,000
Consulting	1,000	9,500
Office	765	790
Printing	2,538	2,538
Stock transfer	-	3,097

Total G & A	11,053	24,175

Net (Loss)	$(11,053)	$(24,175)

Basic (Loss) per common share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	9,388,000	9,388,000

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity
August 31, 2006 (inception) through October 31, 2007

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Deficit accumulated During the development stage	Total
Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	$9,388	$17,129	$(13,122)	$13,395

Net (Loss)	-	-	-	(11,053)	(11,053)

Balance at January 31, 2008	9,388,000	$9,388	$17,129	$(24,175)	$2,342

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	6 Months Ended January 31, 2008	Period From Inception August 31, 2006 Through January 31, 2008
Cash Flows From Operating Activities:

Net (Loss)	$(11,053)	$(24,175)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for services	-	8,500
Increase (decrease) in accounts payable	1,038	2,538

Net Cash Flows (used) in operations	(10,015)	(13,137)

Cash Flows From Investing Activities:

	-	-

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Issuance of common stock	-	42,000
Deferred offering costs	-	(23,983)

Net Cash Flows provided by financing activities	-	18,017

Net Increase (Decrease) In Cash and cash equivalents	(10,015)	4,880
Cash and cash equivalents at beginning of period	14,895	-

Cash and cash equivalents at end of period	$4,880	$4,880

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$8,500
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Notes To Unaudited Financial Statements
For The Three Month and Six Month Period Ended January 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim periods ended January 31, 2008 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which in the opinion of management, are necessary to reflect properly the results of the interim periods presented). The results of operations for the three and six month periods ended January 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended July 31, 2008.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended July 31, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

We were formed as a Colorado business entity in August, 2006. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through January 31, 2008, we generated no revenue. We had a net loss of $24,175 for this period.

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

Of our total outstanding shares as of January 31, 2008, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Our address is 9844 W. Powers Circle, Littleton CO, 80123.  Our telephone number is (720) 404-7882.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending January 31, 2008 and January 31, 2007. For the fiscal quarter ended January 31, 2008 we had no revenues. We also had no revenues for the fiscal quarter ended January 31, 2007. For the six months ended January 31, 2008 we had no revenues. We also had no revenues for the six months ended January 31, 2007.

General and administrative expenses for the fiscal quarter ended January 31, 2008 was $2,265. General and administrative expenses for the fiscal quarter ended January 31, 2007 was $-0-. General and administrative expenses for the six months ended January 31, 2008 was $11,053. General and administrative expenses for the six months ended January 31, 2007 was $-0-. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $2,265 for the fiscal quarter ended January 31, 2008, compared to a net loss of $ -0- for the fiscal quarter ended January 31, 2007. We had a net loss of $11,053 for the six months ended January 31, 2008, compared to a net loss of $ -0- for the six months ended January 31, 2007.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2008.

Liquidity and Capital Resources

As of January 31, 2008, we had cash or cash equivalents of $4,880.

Net cash used in operating activities was $10,015 for the six months ended January 31, 2008 compared to $ -0- for the six months ended January 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the six months ended January 31, 2008, compared to $ -0- for the six months ended January 31, 2007.

Cash flows from financing activities were $-0-  for the six months ended January 31, 2008, compared to $-0-  for the six months ended January 31, 2007.

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

* Previously filed with Form SB-2 Registration Statement, October 19, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended January 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mountain West Business Solutions, Inc.

Date: April 2, 2008	By:	/s/ Matthew Milonas
Chief Executive Officer Chief Financial Officer