Form 10QSB
period 2008-04-30
Mountain West Business Solutions, Inc
filed 2008-06-04
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2008

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

As of  April 30, 2008, registrant had outstanding  9,388,000 shares of the registrant's common stock. The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $133,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

FORM 10-QSB
MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2008

Mountain West Business Solutions, Inc.
Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	April	July
	30, 2008	31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$4,391	$14,895
Prepaid expenses	900	-

Total Current Assets	5,291	14,895

TOTAL ASSETS	$5,291	$14,895

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion notes payable	13,500	-
Accounts payable	3,732	1,500
Interest payable	138	-

TOTAL LIABILITIES	17,370	1,500

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,388,000 shares	9,388	9,388

Capital paid in excess of par value	17,129	17,129

Deficit accumulated during the development stage	(38,596)	(13,122)

TOTAL SHAREHOLDERS' EQUITY	(12,079)	13,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,291	$14,895

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	April	April
	30, 2008	30, 2007

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	-
Consulting	-	6,132
Legal	7,500	-
Office	1,288	-
Professional fees	200	-
Stock transfer	294	3,097

Total G & A	10,782	9,229

Loss from operations	(10,782)	(9,229)

Other (Expenses) interest	(3,638)	-

Net (Loss)	$(14,420)	$(9,229)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,388,000	8,246,444

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 9 Months Ended April 30, 2008	Unaudited August 31, 2006 (inception) through April 30, 2007	Unaudited August 31, 2006 (inception) through April 30, 2008

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	6,250	-	7,750
Advertising	2,000	-	2,000
Consulting	1,000	8,500	9,500
Office	4,592	-	4,617
Legal	7,500		7,500
Professional fees	200		200
Stock transfer	294	3,097	3,391

Total G & A	21,836	11,597	34,958

(Loss) from operations	(21,836)	(11,597)	(34,958)

Other (Expenses) interest	(3,638)	-	(3,638)

Net (Loss)	$(25,474)	$(11,597)	$(38,596)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,388,000	8,246,444	9,388,000

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity
August 31, 2006 (inception) through October 31, 2007
				Deficit accumulated
	Number Of		Capital Paid	During the
	Common	Common	in Excess	Development
	Shares Issued	Stock	of Par Value	Stage	Total
Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	$9,388	$17,129	$(13,122)	$13,395

Net (Loss)	-	-	-	(25,474)	(25,474)

Balance at April 30, 2008 (unaudited)	9,388,000	$9,388	$17,129	$(38,596)	$(12,079)

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited 9 Months Ended April 30, 2008	Unaudited Period From Inception August 31, 2006 April 30, 2007	Unaudited Period From Inception August 31, 2006 Through April 30, 2008
Cash Flows From Operating Activities:

Net (Loss)	$(25,474)	$(11,597)	(38,596)

Adjustments to reconcile net loss to net cash used in
operating activities:

Increase in prepaied expenses	(900)	-	(900)
Interest accretion	3,500	-	3,500
Stock issued for services	-	8,500	8,500
Increase (decrease) in accounts payable	2,232	-	3,732
Interest payable	138	-	138

Net Cash Flows (used) in operations	(20,504)	(3,097)	(23,626)

Cash Flows From Investing Activities:

	-	-	-

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Notes payable	10,000	-	10,000
Issuance of common stock	-	42,000	42,000
Deferred offering costs	-	(23,250)	(23,983)

Net Cash Flows provided by financing activities	10,000	18,750	28,017

Net Increase (Decrease) In Cash and cash equivalents	(10,504)	15,653	4,391
Cash and cash equivalents at beginning of period	14,895	-	-

Cash and cash equivalents at end of period	$4,391	15,653	$4,391

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$8,500	$8,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Period Ended April 30, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim periods ended April 30, 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and nine month periods ended April 30, 2008 are not necessarily indicative of the results expected for the fiscal year ended July 31, 2008.

Note 2 – Notes Payable

The Company was in need of additional funds and borrowed cash in the amount of $10,000. The notes included additional interest of $3,500 for a total amount due of $13,500 due on demand. Interest is accruing at a rate of 8% per annum on the $13,500 face value.

Note 3 - Financial Statements

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

We are recently formed, have a limited operating history, and have never been profitable.

We were formed as a Colorado business entity in August, 2006. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through April 30, 2008, we generated no revenue. We had a net loss of $38,596 from inception through April 30, 2008.

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

For the period ended July 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin significant active operations;

•	our ability to locate clients who will purchase our services; and

•	our ability to generate revenues.

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

Of our total outstanding shares as of April 30, 2008, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Our address is 9844 W. Powers Circle, Littleton CO, 80123.  Our telephone number is (720) 404-7882.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending April 30, 2008 and April 30, 2007. For the fiscal quarter ended April 30, 2008 we had no revenues. We also had no revenues for the fiscal quarter ended April 30, 2007. For the nine months ended April 30, 2008 we had no revenues. We also had no revenues from inception through April 30, 2007.

General and administrative expenses for the fiscal quarter ended April 30, 2008 was $10,782. General and administrative expenses for the fiscal quarter ended April 30, 2007 was $9,229. General and administrative expenses for the nine months ended April 30, 2008 was $21,836. General and administrative expenses from inception through April 30, 2007 was $11,597. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $14,420 for the fiscal quarter ended April 30, 2008, compared to a net loss of    $9,229 for the fiscal quarter ended April 30, 2007. We had a net loss of $25,474 for the nine months ended April 30, 2008, compared to a net loss of $ 11,597 from inception through April 30, 2007.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2009.

Liquidity and Capital Resources

As of April 30, 2008, we had cash or cash equivalents of $4,391.

Net cash used in operating activities was $20,504 for the nine months ended April 30, 2008 compared to $ 3,097 from inception through April 30, 2007. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended April 30, 2008, compared to $ -0- from inception through April 30, 2007.

Cash flows provided by financing activities were $10,000 for the nine months ended April 30, 2008, compared to $18,750  from inception through April 30, 2007.

Over the next twelve months we do not expect to incur any significant  capital costs.

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

* Previously filed with Form SB-2 Registration Statement, October 19, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mountain West Business Solutions, Inc.

Date: June 4, 2008	By:	/s/ Matthew Milonas
Matthew Milonas Chief Executive Officer Chief Financial Officer