Form 10KSB/A
period 2007-07-31
Mountain West Business Solutions, Inc
filed 2008-06-12
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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
Yes: [X]      No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ X ]     No [ ].

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

FORM 10-KSB/A

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

For the period ended July 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to begin active operations;

●	our ability to locate clients who will purchase our services; and

●	our ability to generate revenues.

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

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 12, 2008.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

By:	/s/ Matthew Milonas
Matthew Milonas, President and Treasurer
Chief Executive and Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ Matthew Milonas Matthew Milonas	Director	June 12, 2008
/s/ Robert G. Ferreira Robert G. Ferreira	Director	June 12, 2008