Form 10QSB/A
period 2007-10-31
Mountain West Business Solutions, Inc
filed 2008-06-12
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ]   No [].

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

Mountain West Business Solutions , Inc.

Date: June 12, 2008	By:	/s/ Matthew Milonas
Matthew Milonas Chief Executive Officer Chief Financial Officer