Form 10KSB
period 2008-07-31
Mountain West Business Solutions, Inc
filed 2008-10-28
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: July 31, 2008

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
Yes: [X]      No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []     No [X].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $133,000.

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date October 20, 2008, was 9,388,000.

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

We have a limited operating history, and have never been profitable.  We have negative retained earnings.

We were formed as a Colorado business entity in August, 2006. At the present time, we have a limited operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through July 31, 2008, we generated no revenue. We had a net loss of $44,227 for this period. At July 31, 2008 we had a negative stockholders’ equity of $17,710.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended July 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to generate significant operations;

*	our ability to locate clients who will purchase our services; and

*	our ability to generate revenues.

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

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted on the Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of July 31, 2008, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is quoted on the NASD Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

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

At July 31, 2008, we had no backlogs.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

            Our shares of common stock are quoted on the OTC Bulletin Board under the trading symbol MWBN. The shares became trading in the Pink Sheets on September 10, 2007 but there is no extensive history of trading. The minimum  and  maximum bid price has been $ 0.15 and $ 0.35 during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

            As of October 20, 2008, there were 66 record holders of our common stock and there were 9,388,000 shares of our common stock outstanding.

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

(e) STOCK TRANSFER AGENT

           The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado. Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202. Their phone number is (303) 573-1000.

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

           The following table provides selected financial data about us from inception (August 31, 2006) through July 31, 2008 For detailed financial information, see the audited Financial Statements included in this Form 10-KSB.

Balance Sheet Data: at July 31, 2008

Cash	$4,362
Total assets	$5,029
Total liabilities	$22,739
Shareholders' equity	$(17,710)

Operating Data: at July 31, 2008

Revenues	$-0-
General and administrative expenses	$26,079
Net Income(Net Loss)	$31,105

Balance Sheet Data: at July 31, 2007

Cash	$14,895
Total assets	$14,895
Total liabilities	$1,500
Shareholders' equity	$13,395

Operating Data: at July 31, 2007

Revenues	$-0-
General and administrative expenses	$13,122
Net Income(Net Loss)	$13,122

Results of Operations.

From our inception on August 31, 2006 through July 31, 2008, we generated no revenue. In addition, we have a history of losses. We had a net loss of $44,227 for this period. At July 31, 2008 we had a negative stockholders equity of $17,710.

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

Operating expenses, which consisted solely of general and administrative expenses for the period from August 31, 2006 through July 31, 2008 were $39,201. Operating expenses, for the year ended July 31, 2008 were $26,079. The major components of general and administrative expenses include consulting fees, accounting expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $44,227 for the period from August 31, 2006 through July 31, 2008 and $31,105 for the year ended July 31, 2008.

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

Liquidity and Capital Resources.

As of July 31, 2008, we had cash or cash equivalents of $4,362.

Net cash used for operating activities was $30,655 from our inception on August 31, 2006 through July 31, 2008 and $27,533 for the year ended July 31, 2008.

Cash flows from investing activities were $-0- from our inception on August 31, 2006 through July 31, 2008 and $-0- for the year ended July 31, 2008.

Cash flows provided by financing activities were $35,017 from our inception on August 31, 2006 through July 31, 2008 and $17,000 for the year ended July 31, 2008.  These cash flows were all related to notes payable, sales of stock and deferred offering costs.

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

We believe that we can be profitable or at break even at the end of the next fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

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

Mountain West Business Solutions, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

For the fiscal year ended July 31, 2008 and 2007
And
The period August 26, 2006 (inception) through July 31, 2008

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mountain West Business Solutions, Inc.
Littleton, Colorado

I have audited the accompanying balance sheets of Mountain West Business Solutions, Inc. (a development stage company) as of July 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the period from August 31, 2006 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain West Business Solutions, Inc. as of July 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the period from August 31, 2006 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                                                           /s/ Ronald R. Chadwick, P.C.
October 15, 2008                                                                                                                                           RONALD R. CHADWICK, P.C.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Balance Sheet
as of July 31

ASSETS
	2008	2007

Current Assets

Cash	$4,362	$14,895
Prepaid expenses	667	-

TOTAL ASSETS	$5,029	$14,895

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Cuurent liabilities
Accounts payable	$5,213	$1,500
Interest payable	526	-
Notes payable	17,000	-

TOTAL LIABILITIES	22,739	1,500

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 9,388,000 shares.	9,388	9,388

Capital paid in excess of par value	17,129	17,129

Retained earnings (deficit)	(44,227)	(13,122)

TOTAL SHAREHOLDERS' EQUITY	(17,710)	13,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,029	$14,895

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Operations

		August 31, 2006	August 31, 2006
	Fiscal Year Ended	(inception) through	(inception) through
	July 31, 2008	July 31, 2007	July 31, 2008

Revenue	$-	$-	$-

General and administrative expenses

Accounting	7,750	1,500	9,250
Advertising	2,000	-	2,000
Consulting	1,000	8,500	9,500
Office	5,430	25	5,455
Legal and professional fees	7,700	-	7,700
Stock transfer fees	2,199	3,097	5,296

Total expenses	26,079	13,122	39,201

(Loss) from operations	(26,079)	(13,122)	(39,201)

Other (expense) interest	(5,026)	-	(5,026)

Net (Loss)	$(31,105)	$(13,122)	$(44,227)

Basic (Loss) Per Share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	9,388,000	9,307,454	9,388,000

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Cash Flows

		August 31, 2006	August 31, 2006
	Fiscal Year Ended	(inception) through	(inception) through
	July 31, 2008	July 31, 2007	July 31, 2008

Net (Loss)	$(31,105)	$(13,122)	$(44,227)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	-	8,500	8,500

Increase in prepaid expenses	(667)		(667)
Increase in accounts payable	3,713	1,500	5,213
Increase in interest payable	526	-	526

Cash used in operating activities	(27,533)	(3,122)	(30,655)

Cash flows from investing activities:
	-	-	-

Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Notes payable	17,000	-	17,000
Issuance of common stock	-	42,000	42,000
Deferred offering costs	-	(23,983)	(23,983)

Net cash provided from financing activities	17,000	18,017	35,017

Net increase in cash	(10,533)	14,895	4,362
Cash at beginning of period	14,895	-	-
Cash at end of period	$4,362	$14,895	$4,362

Supplemental disclosure information:
Stock issued for services	$8,500	$8,500	$8,500

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	9,388	17,129	(13,122)	13,395

Net (Loss)	-	-	-	(31,105)	(31,105)

Balance at July 31, 2008	9,388,000	$9,388	$17,129	$(44,227)	$(17,710)

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended July 31, 2008 and 2007 and
The period August 26, 2006 (inception) through July 31, 2008

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

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended July 31, 2008 and 2007 and
The period August 26, 2006 (inception) through July 31, 2008

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company provides management consulting services. The revenue is recognized when the services have been preformed. As of July 31, 2008 and 2007 the Company has had no operations.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations, and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern.
The Company believes it can raise capital through equity sales and borrowing to fund its marketing and operating activities. Management believes this will contribute toward its operations and subsequent profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of no par value common stock.  Through July 31, 2008 and 2007, the Company issued a total of 9,270,000 shares raising $12,500.

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

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended July 31, 2008 and 2007 and
The period August 26, 2006 (inception) through July 31, 2008

Note 4 – Capital Stock (continued)

On April 30, 2007 the Company issued 118,000 shares of $.001 par value common stock for $29,500 or $.25 per share as part of a private offering. The Company incurred deferred offering expenses totaling $23,983. These expenses directly reduced the offering proceeds of $29,500 resulting in net funds received of $5,517.

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of July 31, 2008.

The Company has declared no dividends through July 31, 2008.

Note 5 -  Income Taxes

At July 31, 2008 and 2007 the Company had a net operating loss carry-forward of $44,227 and $13,122 respectively. As of July 31, 2008 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will begin to expire in 2027.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of July 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as July 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of July 31, 2008 are as follows:

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of July 31, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,388,000 common shares were issued and outstanding as of July 31, 2008.

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

* Previously filed with Form SB-2 Registration Statement, October 19, 2007.

     (b) Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended July 31, 2008.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado, Certified Public Accountants, billed an aggregate of $7,500 for the year ended July 31, 2008 and $3,000 for the period ended July 31, 2007 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2008.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

By:	/s/ Matthew Milonas
Matthew Milonas, President and Treasurer
Chief Executive and Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Matthew Milonas	Director	October 28, 2008
Matthew Milonas

/s/ Robert G. Ferreira
Robert G. Ferreira	Director	October 28, 2008