Form 10-Q
period 2008-10-31
Mountain West Business Solutions, Inc
filed 2008-12-09
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended October 31, 2008

Commission File No. 0-52898

Mountain West Business Solutions, Inc.
 (Exact Name of Registrant as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9844 W Powers Circle
Littleton, Colorado 80123
(Address of principal executive offices) (zip code)

720-404-7882
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  December 1, 2008, 9,388,000 shares.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended October 31, 2008

Mountain West Business SOLUTIONS, Inc.
Consolidated Financial Statements
(Unaudited)

Mountain West Business Solutions, Inc.
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	Otober	July
	31, 2008	31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$1,974	$4,362
Prepaid expenses	417	667

Total Current Assets	2,391	5,029

TOTAL ASSETS	$2,391	$5,029

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion notes payable	22,000	17,000
Accounts payable	3,713	5,213
Interest payable	966	526

TOTAL LIABILITIES	26,679	22,739

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,388,000 shares	9,388	9,388

Capital paid in excess of par value	17,129	17,129

(Deficit) accumulated during the development stage	(50,805)	(44,227)

TOTAL SHAREHOLDERS' EQUITY	(24,288)	(17,710)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,391	$5,029

The accompanying notes are an integral part of the consolidated financial statements.

.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	August 31,
	Ended	Ended	2006 (inception)
	October	October	through October
	31, 2008	31, 2007	31, 2008

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	3,290	3,250	12,540
Advertising	-	2,000	2,000
Consulting	-	1,000	9,500
Office	598	2,538	6,053
Legal	-	-	7,700
Stock transfer	750	-	6,046

Total G & A	4,638	8,788	43,839

(Loss) from operations	(4,638)	(8,788)	(43,839)

Other (Expenses) interest	(1,940)	-	(6,966)

Net (Loss)	$(6,578)	$(8,788)	$(50,805)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,388,000	9,388,000	9,388,000

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Unaudited Statement of Shareholders' Equity
(A Development Stage Company)

				Deficit accumulated
	Number Of		Capital Paid	Dduring the
	Common	Common	in Excess	development
	Shares Issued	Stock	of Par Value	stage	Total
Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	9,388	17,129	(13,122)	13,395

Net (Loss)	-	-	-	(31,105)	(31,105)

Balance at July 31, 2008	9,388,000	9,388	17,129	(44,227)	(17,710)

Net (Loss)	-	-	-	(6,578)	(6,578)

Balance at October 31, 2008 (unaudited)	9,388,000	$9,388	$17,129	$(50,805)	$(24,288)

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	August 31,
	Ended	Ended	2006 (inception)
	October	October	through October
	31, 2008	31, 2007	31, 2008
Cash Flows From Operating Activities:

Net (Loss)	$(6,578)	$(8,788)	(50,805)

Adjustments to reconcile net loss to net cash used in
operating activities:

(Increase) Decrease in prepaied expenses	250	-	(417)
Interest accretion	1,500	-	5,000
Stock issued for services	-	-	8,500
Increase (decrease) in accounts payable	(1,500)	1,788	3,713
Increase in Interest payable	440	-	966

Net Cash Flows (used) in operations	(5,888)	(7,000)	(33,043)

Cash Flows From Investing Activities:

	-	-	-

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Notes payable	3,500	-	17,000
Issuance of common stock	-	-	42,000
Deferred offering costs	-	-	(23,983)

Net Cash Flows provided by financing activities	3,500	-	35,017

Net Increase (Decrease) In Cash and cash equivalents	(2,388)	(7,000)	1,974
Cash and cash equivalents at beginning of period	4,362	14,895	-

Cash and cash equivalents at end of period	$1,974	7,895	$1,974

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$8,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended October 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended October 31, 2008 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which in the opinion of management, are necessary to reflect properly the results of the interim periods presented). The results of operations for the three month period ended October 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended July 31, 2009.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KSB for the year ended July 31, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

Our business is to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. We were incorporated on August 31, 2006. Our original focus will be in the Denver, Colorado metropolitan area, but we may expand nationwide. At the present time, we have no active operations and are developing our business plan. We plan to sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Milonas, our President. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

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

Our address is 9844 W. Powers Circle, Littleton CO, 80123.  Our telephone number is (720) 404-7882.

Results of Operations

 The following discussion involves our results of operations for the fiscal quarters ending October 31, 2008 and October 31, 2007. For the fiscal quarter ended October 31, 2008 we had no revenues. We also had no revenues for the fiscal quarter ended October 31, 2007. We had no revenues from inception (August 31, 2006) through October 31, 2008.

General and administrative expenses for the fiscal quarter ended October 31, 2008 was $4,638. General and administrative expenses for the fiscal quarter ended October 31, 2007 was $8,788. General and administrative expenses from inception (August 31, 2006) through October 31, 2008 was $43,839. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $ 6,578 for the fiscal quarter ended October 31, 2008, compared to a net loss of $8,788     for the fiscal quarter ended October 31, 2007. We had a net loss of $50,805 from inception (August 31, 2006) through October 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2009.

Liquidity and Capital Resources

As of October 31, 2008, we had cash or cash equivalents of $1,974, compared to cash or cash equivalents of $7,895 at October 31, 2007.

Net cash used in operating activities was $5,888 for the fiscal quarter ended October 31, 2008 compared to $7,000 for the fiscal quarter ended October 31, 2007. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the fiscal quarter ended October 31, 2008, compared to $ -0- for the fiscal quarter ended October 31, 2007.

Cash flows from financing activities were $3,500 for the fiscal quarter ended October 31, 2008, compared to $-0-  for the fiscal quarter ended October 31, 2007. We borrowed the funds.

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

Plan of Operation

We are currently in operation and have been since our inception. We will attempt to operate for the coming fiscal year ending in 2009 at a profit or at break even.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

We are recently formed, have no operating history, and have never been profitable.

We were formed as a Colorado business entity in August, 2006. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through October 31, 2008, we generated no revenue. We had a net loss of $50,805 for this period.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Of our total outstanding shares as of October 31, 2008, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Our common stock is currently quoted on the Pink Sheets.  Since our common stock continues to trade well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, October 19, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended October 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

Date: December 9, 2008	By:	/s/ Matthew Milonas
Matthew Milonas Chief Executive Officer Chief Financial Officer