Form 10-Q
period 2009-01-31
Mountain West Business Solutions, Inc
filed 2009-03-16
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   January 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  January 31, 2009: 9,388,000 shares.

FORM 10-Q
MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended January 31, 2009

Mountain West Business SOLUTIONS, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.
BALANCE SHEET
(A Development Stage Company)

	Unaudited	Audited
	January	July
	31, 2009	31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$1,063	$4,362
Prepaid expenses	167	667

Total Current Assets	1,230	5,029

TOTAL ASSETS	$1,230	$5,029

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion notes payable	22,000	17,000
Accounts payable	5,905	5,213
Interest payable	1,406	526

TOTAL LIABILITIES	29,311	22,739

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,388,000 shares	9,388	9,388

Capital paid in excess of par value	17,129	17,129

(Deficit) accumulated during the development stage	(54,598)	(44,227)

TOTAL SHAREHOLDERS' EQUITY	(28,081)	(17,710)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,230	$5,029

The accompanying notes are an integral part of the consolidated financial statements.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	January	January
	31, 2009	31, 2008

Revenue:	$-	$-

General & Administrative Expenses

Accounting	2,000	1,500
Consulting	350	-
Legal	0	-
Office	753	765
Professional fees	0	-
Stock transfer	250	-

Total G & A	3,353	2,265

(Loss) from operations	(3,353)	(2,265)

Other (Expenses) interest	(440)	-

Net (Loss)	$(3,793)	$(2,265)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,388,000	9,388,000

The accompanying notes are an integral part of the consolidated financial statements.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	August 31,
	Ended	Ended	2006 (inception)
	January	January	through January
	31, 2009	31, 2008	31, 2009

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	5,290	4,750	14,540
Advertising	-	2,000	2,000
Consulting	350	1,000	9,850
Office	1,351	3,303	6,806
Legal	-	-	7,700
Stock transfer	1,000	-	6,296

Total G & A	7,991	11,053	47,192

(Loss) from operations	(7,991)	(11,053)	(47,192)

Other (Expenses) interest	(2,380)	-	(7,406)

Net (Loss)	$(10,371)	$(11,053)	$(54,598)

Basic (Loss) per common share	(0.00)	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	9,388,000	9,388,000	9,388,000

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity

				Deficit accumulated
	Number Of		Capital Paid	Dduring the
	Common	Common	in Excess	development
	Shares Issued	Stock	of Par Value	stage	Total
Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	9,388	17,129	(13,122)	13,395

Net (Loss)	-	-	-	(31,105)	(31,105)

Balance at July 31, 2008	9,388,000	9,388	17,129	(44,227)	(17,710)

Net (Loss)	-	-	-	(10,371)	(10,371)

Balance at Janaury 31, 2009 (unaudited)	9,388,000	$9,388	$17,129	$(54,598)	$(28,081)

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	August 31,
	Ended	Ended	2006 (inception)
	January	Janaury	through January
	31, 2009	31, 2008	31, 2009
Cash Flows From Operating Activities:

Net (Loss)	$(10,371)	$(11,053)	(54,598)

Adjustments to reconcile net loss to net cash used in
operating activities:

(Increase) Decrease in prepaied expenses	500	-	(167)
Interest accretion	1,500	-	5,000
Stock issued for services	-	-	8,500
Increase (decrease) in accounts payable	692	1,038	5,905
Increase in Interest payable	880	-	1,406

Net Cash Flows (used) in operations	(6,799)	(10,015)	(33,954)

Cash Flows From Investing Activities:

	-	-	-

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Notes payable	3,500	-	17,000
Issuance of common stock	-	-	42,000
Deferred offering costs	-	-	(23,983)

Net Cash Flows provided by financing activities	3,500	-	35,017

Net Increase (Decrease) In Cash and cash equivalents	(3,299)	(10,015)	1,063
Cash and cash equivalents at beginning of period	4,362	14,895	-

Cash and cash equivalents at end of period	$1,063	4,880	$1,063

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$8,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Mountain West Business Solutions, Inc.
Notes To Unaudited Financial Statements
For The Three Month and six Month Period Ended January 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended January 31, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period and six month period ended January 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended July 31, 2009

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended July 31, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Overview and History

Our business is to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. We were incorporated on August 31, 2006. Our original focus will be in the Denver, Colorado metropolitan area, but we may expand nationwide. At the present time, we have no active operations and are developing our business plan. We plan to sell our services to small and medium-sized business clients. At the present time, we have no plans to raise any additional funds within the next twelve months. Any working capital will be expected to be generated from internal operations or from funds which may be loaned to us by Mr. Milonas, our President. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. However, we reserve the right to examine possible additional sources of funds, including, but not limited to, equity or debt offerings, borrowings, or joint ventures. No market surveys have ever been conducted to determine demand for our services. Therefore, there can be no assurance that any of our objectives will be achieved.

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

Our address is 9844 W. Powers Circle, Littleton CO, 80123.  Our telephone number is (720) 404-7882.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending January 31, 2009 and January 31, 2008. For the fiscal quarter ended January 31, 2009 we had no revenues. We also had no revenues for the fiscal quarter ended January 31, 2008. For the six months ended January 31, 2009 we had no revenues. We also had no revenues for the six months ended January 31, 2008.

General and administrative expenses for the fiscal quarter ended January 31, 2009 was $3,353. General and administrative expenses for the fiscal quarter ended January 31, 2008 was $2,265. General and administrative expenses for the six months ended January 31, 2009 was $7,991. General and administrative expenses for the six months ended January 31, 2008 was $11,053. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $3,793 for the fiscal quarter ended January 31, 2009, compared to a net loss of $2,265 for the fiscal quarter ended January 31, 2008. We had a net loss of $10,371 for the six months ended January 31, 2009, compared to a net loss of $ 11,053 for the six months ended January 31, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2009.

Liquidity and Capital Resources

As of January 31, 2009, we had cash or cash equivalents of $1,063, compared to $4,880 as of January 31, 2008.

Net cash used in operating activities was $6,799 for the six months ended January 31, 2009 compared to $ 10,015 for the six months ended January 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the six months ended January 31, 2009, compared to $ -0- for the six months ended January 31, 2008.

Cash flows provided by financing activities were $3,500  for the six months ended January 31, 2009, compared to $-0-  for the six months ended January 31, 2008.

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

We were formed as a Colorado business entity in August, 2006. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through January 31, 2009, we generated no revenue. We had a net loss of $54,598 for this period.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr. Milonas, our President. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted in the OTC Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of January 31, 2009, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Because our stock is quoted on the OTC Bulletin Board, it has a limited public trading market. As a result, it may be difficult or impossible for you to liquidate your investment.

While our common stock currently is listed for trading, we have had only a few trades. We are quoted on the OTC Bulletin Board. We cannot assure that such a market will improve in the future, even if our securities are listed on the NASD Bulletin Board. The NASD Bulletin Board requires that we be a reporting company under the Securities Exchange Act of 1934. However, we cannot guarantee that we will be accepted for listing on the NASD Bulletin Board. Further, we cannot assure that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market does develop, the price may be highly volatile. Our limited operating history, lack of profitability, negligible stock liquidity, potential extreme price and volume fluctuations, and regulatory burdens may have a significant impact on the market price of the common stock. It is also possible that the relatively low price of our common stock may keep many brokerage firms from engaging in transactions in our common stock.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently quoted on the OTC Bulletin Board.  Since our common stock continues to trade well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock

Buying low-priced penny stocks is very risky and speculative.

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

* Previously filed with Form SB-2 Registration Statement, October 19, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended January 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

Date: March 16, 2009	By:	/s/ Matthew Milonas
Chief Executive Officer Chief Financial Officer