Form 10-Q
period 2009-04-30
Mountain West Business Solutions, Inc
filed 2009-06-15
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   April 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

The number of shares outstanding of the registrant's common stock, as of the latest practicable date:  April 30, 2009: 9,388,000 shares.

FORM 10-Q
MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

ITEM 1. FINANCIAL STATEMENTS

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2009

Mountain West Business SOLUTIONS, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Mountain West Business Solutions, Inc.
Balance Sheet

	Unaudited	Audited
	April	July
	30, 2009	31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$636	$4,362
Prepaid expenses	-	667

Total Current Assets	636	5,029

TOTAL ASSETS	$636	$5,029

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion notes payable	26,500	17,000
Accounts payable	6,280	5,213
Interest payable	1,815	526

TOTAL LIABILITIES	34,595	22,739

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 9,388,000 shares	9,388	9,388

Capital paid in excess of par value	17,129	17,129

(Deficit) accumulated during the development stage	(60,476)	(44,227)

TOTAL SHAREHOLDERS' EQUITY	(33,959)	(17,710)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$636	$5,029

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 3 Months Ended April 30, 2009	Unaudited 3 Months Ended April 30, 2008

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	1,500
Legal	-	7,500
Office	803	1,288
Professional fees	0	200
Stock transfer	167	294

Total G & A	2,470	10,782

(Loss) from operations	(2,470)	(10,782)

Other (Expenses) interest	(3,409)	(3,638)

Net (Loss)	$(5,879)	$(14,420)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	9,388,000	9,388,000

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 9 Months Ended April 30, 2009	Unaudited 9 Months Ended April 30, 2008	Unaudited August 31, 2006 (inception) through April 30, 2009

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	6,790	6,250	16,040
Advertising	20	2,000	2,020
Consulting	350	1,000	9,850
Office	2,133	4,592	7,588
Legal	-	7,500	7,700
Professional fees	-	200
Stock transfer	1,167	294	6,463

Total G & A	10,460	21,836	49,661

(Loss) from operations	(10,460)	(21,836)	(49,661)

Other (Expenses) interest	(5,789)	(3,638)	(10,815)

Net (Loss)	$(16,249)	$(25,474)	$(60,476)

Basic (Loss) per common share	(0.00)	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	9,388,000	9,388,000	9,388,000

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Balance at August 31, 2006 (Inception)	-	$-	$-	$-	$-

September 1, 2006 issued 8,500,000
shares of par value $.001 common stock
for services valued at or $.001 per share	8,500,000	8,500	-		8,500

September 1, 2006 issued 500,000
shares of par value $.001 common stock
for cash of $500 or $.001 per share	500,000	500	-		500

December 1, 2006 issued 250,000
shares of par value $.001 common stock
for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000
shares of par value $.001 common stock
for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000
shares of par value $.001 common stock
for cash of $29,500 or $.25 per share as
part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	-	-	-	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	9,388	17,129	(13,122)	13,395

Net (Loss)	-	-	-	(31,105)	(31,105)

Balance at July 31, 2008	9,388,000	9,388	17,129	(44,227)	(17,710)

Net (Loss)	-	-	-	(16,249)	(16,249)

Balance at April 30, 2009 (unaudited)	9,388,000	$9,388	$17,129	$(60,476)	$(33,959)

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited 9 Months Ended April 30, 2009	Unaudited 9 Months Ended April 30, 2008	Unaudited August 31, 2006 (inception) through April 30, 2009
Cash Flows From Operating Activities:

Net (Loss)	$(16,249)	$(25,474)	(60,476)

Adjustments to reconcile net loss to net cash used in
operating activities:

(Increase) Decrease in prepaied expenses	667	(900)	-
Interest accretion	4,500	3,500	5,500
Stock issued for services	-	-	8,500
Increase (decrease) in accounts payable	1,067	2,232	6,280
Increase in Interest payable	1,289	138	1,815

Net Cash Flows (used) in operations	(8,726)	(20,504)	(38,381)

Cash Flows From Investing Activities:

	-	-	-

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Notes payable	5,000	10,000	21,000
Issuance of common stock	-	-	42,000
Deferred offering costs	-	-	(23,983)

Net Cash Flows provided by financing activities	5,000	10,000	39,017

Net Increase (Decrease) In Cash and cash equivalents	(3,726)	(10,504)	636
Cash and cash equivalents at beginning of period	4,362	14,895	-

Cash and cash equivalents at end of period	$636	4,391	$636

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$-	$-	$8,500
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Period Ended April 30, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim periods ended April 30, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and nine month periods ended April 30, 2009 are not necessarily indicative of the results expected for the fiscal year ended July 31, 2009.

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

Our address is 9844 W. Powers Circle, Littleton CO, 80123.  Our telephone number is (720) 404-7882.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending April 30, 2009 and April 30, 2008. For the fiscal quarter ended April 30, 2009 we had no revenues. We also had no revenues for the fiscal quarter ended April 30, 2008. For the nine months ended April 30, 2009 we had no revenues. We also had no revenues for the nine months ended April 30, 2008.

General and administrative expenses for the fiscal quarter ended April 30, 2009 was $2,470. General and administrative expenses for the fiscal quarter ended April 30, 2008 was $10,782. General and administrative expenses for the nine months ended April 30, 2009 was $10,460. General and administrative expenses for the nine months ended April 30, 2008 was $21,836. The major components of these general and administrative expenses were payments to independent contractors, professional fees, and prepaid expenses. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce independent contractors, professional fees, and prepaid expenses.

We had a net loss of $5,879 for the fiscal quarter ended April 30, 2009, compared to a net loss of $14,420 for the fiscal quarter ended April 30, 2008. We had a net loss of $16,249 for the nine months ended April 30, 2009, compared to a net loss of $25,474 for the nine months ended April 30, 2008.

We believe that overhead cost in current operations should remain fairly constant as revenues develop. Each dollar of revenue will have minimal offsetting overhead cost. If we can develop sufficient revenues, we could be profitable by the end of fiscal year 2009.

Liquidity and Capital Resources

As of April 30, 2009, we had cash or cash equivalents of $636, compared to $4,391 as of April 30, 2008.

Net cash used in operating activities was $8,726 for the nine months ended April 30, 2009 compared to $20,504 for the nine months ended April 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as we develop revenue.

Cash flows used in investing activities were $-0- for the nine months ended April 30, 2009, compared to $ -0- for the nine months ended April 30, 2008.

Cash flows provided by financing activities were $5,000 for the nine months ended April 30, 2009, compared to $10,000 for the nine months ended April 30, 2008.

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

We were formed as a Colorado business entity in August, 2006. At the present time, we are a development stage company which is only minimally capitalized, has not engaged in any substantial business activity, and has no successful operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through April 30, 2009, we generated no revenue. We had a net loss of $60,476 for this period.

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

There has been, and continues to be, a limited public market for our common stock. Although our common stock is quoted on the OTC Bulletin Board, an active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of April 30, 2009, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

* Previously filed with Form SB-2 Registration Statement, October 19, 2007.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the fiscal quarter ended April 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

Date: June 15, 2009	By:	/s/ Matthew Milonas
Matthew Milonas Chief Executive Officer Chief Financial Officer