Form 10-K
period 2009-07-31
Mountain West Business Solutions, Inc
filed 2009-10-30
CIK 1402328

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: July 31, 2009

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
Yes: [X]      No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []     No [X].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $133,000.

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date October 28, 2009, was 9,388,000.

FORM 10-K

Mountain West Business Solutions, Inc.

References in this document to “Mountain West,” "us," "we," or "Company" refer to Mountain West Business Solutions, Inc. and its subsidiary, Mountain West Beverage, Inc.

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

General Information.

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

Our address is 9844 W. Powers Circle, Littleton CO, 80123.  Our telephone number is (720) 404-7882.

Organization.

We are comprised of one corporation with one subsidiary. All of our operations are conducted through our parent corporation and our subsidiary.

Operations.

At the present time, we are developing our business plan. Our plan is to sell our services to small and medium-sized business clients. The results of our operations will depend, among other things, upon the ability of ours to develop clients for its business consulting practice. Further, there is the possibility that our proposed operations will not generate income sufficient to meet operating expenses or will generate income, if any, at rates lower than those anticipated or necessary to sustain the investment.

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

Markets.

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

Raw Materials.

The use of raw materials is not a material factor in our operations at the present time. We do not expect raw materials to be a material factor in the future.

Customers and Competition.

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

Backlog.

At July 31, 2009, we had no backlogs.

Employees.

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

Proprietary Information.

We own no proprietary information.

Government Regulation.

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

Research and Development.

We have never spent any amount in research and development activities.

Environmental Compliance.

We believe that we are not subject to any material costs for compliance with any environmental laws.

How to Obtain our SEC Filings.

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

ITEM 1A. RISK FACTORS.

    You should carefully consider the risks and uncertainties described below andthe other information in this document before deciding to invest in shares ofour common stock.

    The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

We have a limited operating history, and have never been profitable.  We have negative retained earnings.

We were formed as a Colorado business entity in August, 2006. At the present time, we have a limited operating history. There can be no guarantee that we will ever be profitable. From our inception on August 31, 2006 through July 31, 2009, we generated no revenue. We had a net loss of $69,242 for this period. At July 31, 2009 we had a negative stockholders’ equity of $42,725.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended July 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to generate significant operations;

•	our ability to locate clients who will purchase our services; and

•	our ability to generate revenues.

 Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Of our total outstanding shares as of July 31, 2009, a total of 9,270,000, Or approximately 99%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Principal Market or Markets.

            Our shares of common stock are quoted on the OTC Bulletin Board under the trading symbol MWBN. The shares became trading in the Pink Sheets on September 10, 2007 but there is no extensive history of trading. The minimum  and  maximum bid price has been $ 0.15 and $ 0.35 during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions

Approximate Number of Holders of Common Stock.

            As of October 5, 2009, there were 66 record holders of our common stock and there were 9,388,000 shares of our common stock outstanding.

 Dividends.

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

The Securities Enforcement and Penny Stock Reform Act of 1990.

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

Stock Transfer Agent.

           The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado. Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202. Their phone number is (303)573-1000.

ITEM 6. SELECTED FINANCIAL DATA.

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations.

From our inception on August 31, 2006 through July 31, 2009, we generated no revenue. In addition, we have a history of losses. We had a net loss of $69,242 for this period. At July 31, 2009 we had a negative stockholders equity of $42,725.

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

Operating expenses, which consisted solely of general and administrative expenses for the period from August 31, 2006 through July 31, 2009 were $54,852. Operating expenses, for the year ended July 31, 2009 were $15,651. Operating expenses, for the year ended July 31, 2008 were $26,079.  The major components of general and administrative expenses include consulting fees, accounting expenses and stock transfer fees.

As a result of the foregoing, we had a net loss of $69,242 for the period from August 31, 2006 through July 31, 2009. We had a net loss of $25,015 for the year ended July 31, 2009. We had a net loss of $31,105 for the year ended July 31, 2008.

We currently have no revenue but continue to develop our plan to market a management consulting practice with regard to accounting, computer and general business issues for small and home-office based companies.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of July 31, 2009, we had cash or cash equivalents of $637.

Net cash used for operating activities was $36,380 from our inception on August 31, 2006 through July 31, 2009.  Net cash used for operating activities was $10,225 for the year ended July 31, 2009 and $23,033 for the year ended July 31, 2008.

Cash flows from investing activities were $-0- from our inception on August 31, 2006 through July 31, 2009 and $-0- for the years ended July 31, 2009 and 2008.

Cash flows provided by financing activities were $37,017 from our inception on August 31, 2006 through July 31, 2009.  Cash flows provided by financing activities were $6,500 for the year ended July 31, 2009 and $12,500 for the year ended July 31, 2008.  These cash flows were all related to notes payable, sales of stock and deferred offering costs.

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

Off-Balance Sheet Arrangements.

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

Proposed Milestones to Implement Business Operations.

At the present time, we are located in one location in Littleton, Colorado. To try to operate at a break-even level based upon our level of proposed business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We believe that we can be profitable or at break even at the end of the next fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Milonas has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

We believe that we can be profitable or at break even at the end of the current fiscal year, assuming sufficient revenues. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $25,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Milona has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $25,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Mountain West Business Solutions, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

For the fiscal year ended July 31, 2009 and 2008
And
The period August 26, 2006 (inception) through July 31, 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Mountain West Business Solutions, Inc.
Littleton, Colorado

I have audited the accompanying balance sheets of Mountain West Business Solutions, Inc. (a development stage company) as of July 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the period from August 31, 2006 (inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mountain West Business Solutions, Inc. as of July 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the period from August 31, 2006 (inception) through July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

/s/ Ronald R. Chadwick, P.C.
RONALD R. CHADWICK, P.C.

October 27, 2009

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Balance Sheet
as of July 31

	2009	2008

ASSETS

Current Assets

Cash	$637	$4,362
Prepaid expenses	—	667

TOTAL ASSETS	$637	$5,029

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Cuurent liabilities
Accounts payable	$9,972	$5,213
Interest payable	2,390	526
Notes payable	31,000	17,000

TOTAL LIABILITIES	43,362	22,739

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—

Common Stock, par value $.001 per share; Authorized 50,000,000 shares; issued and outstanding 9,388,000 shares.	9,388	9,388

Capital paid in excess of par value	17,129	17,129

Retained earnings (deficit)	(69,242)	(44,227)

TOTAL SHAREHOLDERS’ EQUITY	(42,725)	(17,710)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$637	$5,029

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Operations

	Fiscal Year Ended July 31, 2009	Fiscal Year Ended July 31, 2008	August 31, 2006 (inception) through July 31, 2009

Revenue	$—	$—	$—

General and administrative expenses

Accounting	9,290	7,750	18,540
Advertising	20	2,000	2,020
Consulting	350	1,000	9,850
Office	2,523	5,430	7,978
Legal and professional fees	—	7,700	7,700
Stock transfer fees	3,468	2,199	8,764

Total expenses	15,651	26,079	54,852

(Loss) from operations	(15,651)	(26,079)	(54,852)

Other (expense) interest	(9,364)	(5,026)	(14,390)

Net (Loss)	$(25,015)	$(31,105)	$(69,242)

Basic (Loss) Per Share	(0.00)	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	9,388,000	9,388,000	9,388,000

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Fiscal Year Ended July 31, 2009	Fiscal Year Ended July 31, 2008	August 31, 2006 (inception) through July 31, 2009

Net (Loss)	$(25,015)	$(31,105)	$(69,242)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Stock issued for services	—	—	8,500
Interest accretion	7,500	4,500	12,000

Decrease in prepaid expenses	667	(667)	—
Increase in accounts payable	4,759	3,713	9,972
Increase in interest payable	1,864	526	2,390

Cash used in operating activities	(10,225)	(23,033)	(36,380)

Cash flows from investing activities:
	—	—	—

Net cash (used) in investing activities	—	—	—

Cash flows from financing activities:
Notes payable	6,500	12,500	19,000
Issuance of common stock	—	—	42,000
Deferred offering costs	—	—	(23,983)

Net cash provided from financing activities	6,500	12,500	37,017

Net increase in cash	(3,725)	(10,533)	637
Cash at beginning of period	4,362	14,895	—
Cash at end of period	$637	$4,362	$637

Supplemental disclosure information:
Stock issued for services	$—	$8,500	$8,500
Expenses paid by shareholder on behalf of Company	$4,000	$—	$4,000

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Statement of Shareholders’ Equity

	Number Of Common Shares Issued	Common Stock	Capital Paid In Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at August 31, 2006 (Inception)	—	$—	$—	$—	$—

September 1, 2006 issued 8,500,000 shares of par value $.001 common Stock for services valued at or $.001 per share	8,500,000	8,500	—		8,500

September 1, 2006 issued 500,000 shares of par value $.001 common stock for cash of $500 or $.001 per share	500,000	500	—		500

December 1, 2006 issued 250,000 shares of par value $.001 common stock for cash of $10,000 or $.04 per share	250,000	250	9,750		10,000

December 19, 2006 issued 20,000 shares of par value $.001 common stock for cash of $2,000 or $.10 per share	20,000	20	1,980		2,000

April 4, 2007 issued 118,000 shares of par value $.001 common stock for cash of $29,500 or $.25 per share as part of a private offering	118,000	118	29,382		29,500

Deferred offering costs			(23,983)		(23,983)

Net (Loss)	—	—	—	(13,122)	(13,122)

Balance at July 31, 2007	9,388,000	9,388	17,129	(13,122)	13,395

Net (Loss)	—	—	—	(31,105)	(31,105)

Balance at July 31, 2008	9,388,000	9,388	17,129	(44,227)	(17,710)

Net (Loss)	—	—	—	(25,015)	(25,015)

Balance at July 31, 2009	9,388,000	$9,388	$17,129	$(69,242)	$(42,725)

The accompanying notes are an integral part of these financial statements.

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended July 31, 2009 and 2008 and
The period August 26, 2006 (inception) through July 31, 2009

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

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended July 31, 2009 and 2008 and
The period August 26, 2006 (inception) through July 31, 2009

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

REVENUE RECOGNITION

The Company provides management consulting services. The revenue is recognized when the services have been preformed. As of July 31, 2009 and 2008 the Company has had no operations.

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

Mountain West Business Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the fiscal year ended July 31, 2009 and 2008 and
The period August 26, 2006 (inception) through July 31, 2009

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

The Company has declared no dividends through July 31, 2009.

Note 5 -  Notes Payable

The Company at July 31, 2009 and July 31, 2008 had outstanding notes payable for $31,000 and $17,000 respectively to various individuals, unsecured, bearing an interest rate at 8% per annum and due on demand. Interest expense under the notes for the period ended July 31, 2009 and 2008 was $9,364 and $5,026 with accrued interest payable of $2,390 and $526 respectively.

Note 6 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to SFAS 109. At July 31, 2009 and 2008, the Company had approximately $69,242 and $44,227 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $13,848 and $8,845 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended July 31, 2009 and  2008 was approximately $5,003 and $6,221.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of July 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as July 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Officers.

Our Directors and Executive Officers, their ages and positions held with us as of July 31, 2009 are as follows:

Name	Age	Positions and Offices Held

Matthew Milonas	40	President, Treasurer, Director
Robert G. Ferreira	47	Secretary and Director

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

Committees of the Board of Directors.

     Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation.

    No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

Employment Agreements.

     We have no written employment agreements with any of our executive officers or key employees.

Equity Incentive Plan.

    We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Indemnification and Limitation on Liability of Directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

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

Code of Ethics.

Our board of directors has not adopted a code of ethics but plans to do so in the future.

ITEM 11. EXECUTIVE COMPENSATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of July 31, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 9,388,000 common shares were issued and outstanding as of July 31, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We currently occupy approximately 500 square feet of office and retail space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.  None of our Directors are independent but are a part of, and are controlled by our management. None of our Directors are related to each other.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our independent auditor, Ronald R. Chadwick, P.C., of Aurora, Colorado, Certified Public Accountants, billed an aggregate of $7,750 for the year ended July 31, 2009 and $7,500 for the period ended July 31, 2008 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a) (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

21.1	List of subsidiaries

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, October 19, 2007.

(b) Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended July 31, 2009.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2009.

MOUNTAIN WEST BUSINESS SOLUTIONS, INC.

By:	/s/ Matthew Milonas
Matthew Milonas, President and Treasurer
Chief Executive and Financial Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date
/s/ Matthew Milonas	Director	October 29, 2009
Matthew Milonas
/s/ Robert G. Ferreira	Director	October 29, 2009
Robert G. Ferreira