Form 10-Q
period 2009-10-31
Sunshine Biopharma, Inc
filed 2009-12-22
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: October 31, 2009

Commission File Number: 0-52898

SUNSHINE BIOPHARMA INC.

(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

6100 Royalmount Ave.

Montreal, Quebec, Canada H4P 2R2

(Address of principal executive offices)

(514) 496-5197

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of December 21, 2009, was 29,660,007 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes X No

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

(fka Mountain West Business Solutions, Inc.)

Consolidated Balance Sheet

(A Development Stage Company)

Unaudited October 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$179,845

Total Current Assets	179,845

TOTAL ASSETS	$179,845

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	—

TOTAL LIABILITIES	—

SHAREHOLDERS’ EQUITY

Preferred stock, $.10 par value per share; Authorized 1,000,000 Shares; Issued and outstanding 850,000 shares.	85,000

Common Stock, $.001 per share Authorized 50,000,000 Shares; Issued and outstanding 31,350,000 shares	31,350

Capital paid in excess of par value	1,196,624

(Deficit) accumulated during the development stage	(1,133,129)

TOTAL SHAREHOLDERS’ EQUITY	179,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,845

See Accompanying Notes To These Unaudited Financial Statements.

Sunshine Biopharma, Inc.

(fka Mountain West Business Solutions, Inc.)

Unaudited Consolidated Statement of Operations

(A Development Stage Company)

Unaudited August 17, 2009 (inception) through October 31, 2009

Revenue:	$—

General & Administrative Expenses

Accounting	2,500
Office	905
Legal	25,600
Professional fees	3,000
Merger costs	155,150
Writedown of intangible assets	945,974

Total G & A	1,133,129

Net (loss)	(1,133,129)

Basic (loss) per common share	(0.12)

Weighted Average Common Shares Outstanding	9,724,171

See Accompanying Notes To These Unaudited Financial Statements.

Sunshine Biopharma, Inc.

(fka Mountain West Business Solutions, Inc.)

(A Development Stage Company)

Unaudited Consolidated Statement of Cash Flows

Unaudited August 17, 2009 (inception) through October 31, 2009

Cash Flows From Operating Activities:

Net (Loss)	(1,133,129)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock issued for licenses and services	663,974

Net Cash Flows (used) in operations	(469,155)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	—

Cash Flows From Financing Activities:

Issuance of common stock	649,000

Net Cash Flows provided by financing activities	649,000

Net Increase (Decrease) In Cash and cash equivalents	179,845
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$179,845

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services & licenses	$663,974
Cash paid for interest	$—
Cash paid for income taxes	$—

See Accompanying Notes To These Unaudited Financial Statements.

Sunshine Biopharma, Inc.

(fka Mountain West Business Solutions, Inc.)

(A Development Stage Company)

Unaudited Statement of Shareholders’ Equity

	Number of Common Shares Issued	Common Stock	Capital Paid In Excess Of Par Value	Number of Preferred Shares Issued	Preferred Stock	Stock Subscriptions Receivable	Deficit accumulated During the development stage	Total

Balance at August 17, 2009 (Inception)	—	$—	$—	—	$—	$—	$—	$—

August 17, 2009 issued 703,118 shares of par value $.001 common stock for services valued at or $.004 per share	703,118	703	2,297					3,000

September 24, 2009 issued 2,220,552 shares of par value $.001 common stock for cash of $336,312 or $.2922 per share	2,220,552	2,221	646,779			(312,688)		336,312

September 30, 2009 issued 218,388 shares of par value $.001 common stock for services valued at or $.004 per share	218,388	218	714		—			932

September 30, 2009 issued 17,109,194 shares of par value $.001 common stock for services valued at or $.004 per share	17,109,194	17,109	55,891					73,000

September 30, 2009 issued 850,000 shares of par value $.10 preferred stock for license valued at $.10 per share			(12,000)	850,000	85,000			73,000

September 30, 2009 issued 1,710,748 shares of par value $.001 common stock for asset purchase valued at or $.2922 per share	1,710,748	1,711	498,289		—			500,000

Cash Received from Stock Subscribed						312,688		312,688

Net asset purchase	9,388,000	9,388	4,654					14,042

Net (Loss)	—	—	—	—	—	—	(1,133,129)	(1,133,129)

Balance at October 31, 2009 (Unaudited)	31,350,000	$31,350	$1,196,624	$850,000	$85,000	$—	$(1,133,129)	$179,845

See Accompanying Notes To These Unaudited Financial Statements.

Sunshine Biopharma, Inc.

(fka Mountain West Business Solutions, Inc.)

(A Development Stage Company)

Notes To Unaudited Financial Statements

For The Period August 17, 2009 Through October 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the period August 17, 2009 through October 31, 2009 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which in the opinion of management, are necessary to reflect properly the results of the interim periods presented). The results of operations for the three month period ended October 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended July 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K for the year ended July 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 – Subsequent Events

In June 2009 the Company had a change of control. Reference is made to the Company’s Report on Form 8K dated October 15, 2009, as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW AND HISTORY

We were incorporated on August 31, 2006 under the name “Mountain West Business Solutions, Inc.” Until October 15, 2009, we were engaged in the business of providing management consulting with regard to accounting, computer and general business issues for small and home-office based companies. During the period of time covered by this report our business was to develop and market proprietary specialized computer software to help manage electronically stored data through MWBI. On October 15, 2009, we executed an agreement to acquire Sunshine Etopo, Inc., a Colorado corporation that was formed on August 17, 2009, which resulted in a change in control. Our shareholders also authorized an amendment to our Articles of Incorporation wherein we changed our name from “Mountain West Business Solutions, Inc.” to Sunshine Biopharma, Inc. which became effective on October 15, 2009. Effective October 15, 2009 we also undertook a “spin-off” of MWBI to our shareholders of record on October 14, 2009.

As a result of this change in control and spin-off, our current business plan has been changed. See “Plan of Operation,” below for a discussion of this new business.

              We have not been subject to any bankruptcy, receivership or similar proceeding.  Our new address is 6100 Royalmount Ave. Montreal, Quebec, Canada H4P 2R2. Our telephone number is (514) 496-5197.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended October 31, 2009 and 2008

For the three months ended October 31, 2009 and 2008, and from inception through October 31, 2009, we did not generate any revenues.

General and administrative expenses for the period beginning August 17, 2009 (inception) through October 31, 2009 were $1,133,129, including write-down of intangible assets of $954,974. The other major components of these general and administrative expenses were costs associated with the acquisition of Sunshine Etopo of $155,150 and legal and accounting fees ($27,500).

As a result, we incurred a net loss of $1,133,129 (approximately $0.12 per share) for the period ended October 31, 2009.

PLAN OF OPERATION

          As a result of the transaction described above we have revised our current business plan to that of a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer. Our lead compound, Difluoro-Etoposidetm, a multi-purpose anti-tumor compound, is expected to enter Phase I clinical trials in 2010. We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own R&D program as soon as practicable, once financing is in place. There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.

Carbon-Difluoride Technology

          Many therapeutically important compounds contain diester bonds that link different parts of the molecule together. Diester bonds are naturally unstable often leading to suboptimal performance when the molecule is administered to patients. Diester bonds have specific three-dimensional, as well as electrostatic properties that cannot be easily mimicked by other bonds. Bonds that do not mimic the diester bond correctly invariably render the compound inactive. In collaboration with L’Institut National des Sciences Appliquées de Rouen in France (“INSA”), Advanomics has developed a way to replace the diester bond with a Carbon-Difluoride bond which acts as a diester isostere. An isostere is a different chemical structure that mimics the properties of the original. In the body, Carbon-Difluoride compounds are resistant to metabolic degradation but recognized similarly to the diester compounds (See Figure 1).

Figure 1

          While no assurances can be provided, we are planning to expand our product line through acquisitions and/or in-licensing as well as in-house research & development.

Our Lead Compound (Adva-27a)

          Our initial drug candidate is Difluoro-Etoposidetm (Adva-27a), a Carbon-Difluoride derivative of Etoposide, targeted for various forms of cancer. If sufficient funding can be obtained, Difluoro-Etoposidetm is expected to enter Phase I clinical trials in Canada during 2010. Etoposide is currently on the market and has been for over 20 years. It is sold under different brand names by various drug companies including, VePesid, VP-16, Etopophos and Vumon or Teniposide (Bristol-Myers Squibb, the original developer), Toposar (Sicor/Pfizer), Lastet (Nippon Kayaku Ltd) and Etoposide (TEVA, Bedford Laboratories, Supergen, American Pharmaceutical Partners, Watson Pharmaceuticals, and Genpharm). Etoposide is an effective anti-tumor compound and is currently in use to treat various types of cancer including leukemia, lymphoma, testicular cancer, breast cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.

It is also being tested in clinical trials against other types of cancer, such as Kaposi's sarcoma. Etoposide is administered both intravenously and orally as liquid capsules.

          This Etoposide compound which is currently in use suffers from molecular instability leading to reduced efficacy and high toxicity. Using its Carbon-Difluoride platform technology (see Figure 1), Advanomics has constructed several Difluoro derivatives of Etoposide by replacing the labile diester bond between the sugar and the toxin moieties of the existing Etoposide molecule with a Carbon-Difluoride bond (Figure 1). All Difluoro substituted constructs were found to be completely stable. Advanomics subsequently tested these constructs for their ability to kill cancer cells in vitro by conducting side-by-side experiments against the standard Etoposide compound. The results of these studies, which have been published in our patent application PCT/FR2007/000697, are summarized in Table 1. One of the constructs, Adva-27a, showed enhanced cancer cell killing activity over the existing Etoposide molecule (see Table 1).

          This new compound, which we call Difluoro-Etoposidetm, is entering Phase I clinical trials in Canada in 2010. Subject to receipt of financing, we anticipate the Phase I clinical trials to be completed by late 2010 at which time we will apply for limited marketing approval (see Clinical Trials below).

Table 1

Clinical Trials

          Advanomics is entering Phase I clinical trials for our lead compound, Difluoro-Etoposidetm, in Canada in 2010. The planned clinical trials for small-cell lung cancer indication will be carried out at the Jewish General Hospital, one of the McGill University Hospital Centers in Montreal (Canada). In addition, Advanomics is planning to conduct Phase I clinical trials on Multi-Drug-Resistant breast cancer patients at Hotel Dieu Hospital, one of the University of Montreal Hospital Centers. All aspects of the planned clinical trials in Canada will employ FDA standards at all levels. We anticipate the clinical trials to begin in early 2010 and be completed by late 2010, at which time we together with our licensor will file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S. (see Marketing below).

Marketing

          According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year. Given the terminal and limited treatment options available for the indications Advanomics is planning to study, we anticipate being granted limited marketing approval for our Difluoro-Etoposidetm following receipt of funding and a successful Phase I. There are no assurances that either will occur. Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy/further studies, thereby generating some revenues. As with the existing Etoposide, our Difluoro-Etoposidetm is anticipated to be usable to treat virtually all forms of cancer and supervising physicians are at liberty to prescribe it once it is available on the market. Similarly to the existing Etoposide, our Difluoro-Etoposidetm product will be a single-

treatment blister-pack comprised of 20 gel-caps each containing 50 milligrams of Difluoro-Etoposidetm for a total of 1 gram per pack.

Intellectual Property

          We are the exclusive licensee for the US territory of Advanomics’ Difluoro-Etoposidetm which is covered by international patent applications filed on April 25, 2006 (PCT/FR2007/000697). This patent, which is issued in France and still pending elsewhere, is owned by L’Institut National des Sciences Appliquées de Rouen (France) and is licensed exclusively on a worldwide basis to Advanomics Corporation, who has subsequently issued to us an exclusive license for the US.

Our Lead Anti-Cancer Compound in 3D

GOVERNMENT REGULATIONS

          Our existing and proposed business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations. We will be subject to significant regulations in the US in order to obtain the approval of the Federal Drug Administration (“FDA”) to offer our product. The approximate procedure for obtaining FDA approval involves an initial filing of an IND (Innovative New Drug) application or simply an NDA (New Drug Application) following which the FDA would give the go ahead with Phase I clinical (human) trials.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval on a humanitarian basis if the drug treats terminally ill patients with limited treatment options available.  Part of what may be required to be included in the IND are animal studies (xenografts and toxicity studies).  Such studies have not as yet been carried out.  We also have not as of this date made any filings with the FDA or other regulatory bodied in other jurisdictions.  We have however had extensive discussions with clinicians at the Jewish General Hospital in Montreal where we plan to undertake our initial Phase I study and they believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancer which we will be treating.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, we had cash or cash equivalents of $179,845.

Net cash used in operating activities was $469,155 for the period from August 17, 2009 (inception) through October 31, 2009. We anticipate that overhead costs in current operations will increase in the future once we begin implementing our new business plan discussed herein.

Cash flows provided or used in investing activities were $-0- for the fiscal quarters ended October 31, 2009. Cash flows provided or used by financing activities were $-0- for the period from August 17, 2009 (inception) through October 31, 2009.

          We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock and through short-term borrowing. We estimate that we will require approximately $7.5 million million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase once we commence Phase I clinical trials.  We do not have sufficient funds to cover the anticipated increase in these expenses. We need to raise additional funds in order to continue our existing operations, to initiate research and development activities, and to finance our plans to expand our operations for the next year.  If we are successful in raising additional funds, our research and development efforts will continue and expand.

SUBSEQUENT EVENT

          Effective November 12, 2009, holders of convertible promissory notes in the aggregate principal amount of $30,000 did elect to convert their notes into shares of our Common Stock. We issued an aggregate of 6,750,000 shares of our Common Stock to seven persons/entities, one of which is a resident of the United States. We relied upon the exemption from registration provided by Section 4/2, Regulation D and Regulation S, each promulgated under the Securities Act of 1933, as amended, to issue these shares.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the period from August 17, 2009 (inception) through October 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures- Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 31, 2009, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations -Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the initial three month period ended October 31, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – None

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

          Effective October 15, 2009, we executed an agreement to acquire Sunshine Etopo, Inc., a Colorado corporation in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock. We relied upon the exemption from registration provided by Regulation S and Regulation D, as well as Section 4.2, each promulgated under the Securities Act of 1933, as amended, to issue these securities. These securities were issued in exchange for all of the issued and outstanding securities of Sunshine Etopo and as such, we did not receive any proceeds from the issuance of our securities.

SUBSEQUENT EVENT

          Effective November 12, 2009, holders of convertible promissory notes in the aggregate principal amount of $30,000 did elect to convert their notes into shares of our Common Stock. We issued an aggregate of 6,750,000 shares of our Common Stock to seven persons/entities, one of which is a resident of the United States. We relied upon the exemption from registration provided by Section 4/2, Regulation D and Regulation S, each promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On October 15, 2009, the holders of a majority of our issued and outstanding shares of Common Stock approved an amendment to our Articles of Incorporation, changing our name to “Sunshine Biopharma Inc.”

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2009.

SUNSHINE BIOPHARMA INC.

By:s/ Dr. Steve N. Slilaty_____________________
Dr. Steve N. Slilaty, Chief Executive Officer

By:s/ Camille Sebaaly________________________

Camille Sebaaly, Chief Financial Officer