Form 10-Q
period 2010-03-31
Sunshine Biopharma, Inc
filed 2010-04-30
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2010

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of April 29, 2010, was 29,660,007 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ____ Yes X No

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements	3
	Consolidated Balance Sheet as of March 31, 2010 (unaudited)	F-1
	Unaudited Consolidated Statement of Operations for the Three Month Period Ended March 31, 2010 and for the Period beginning August 17, 2009 (Inception) through March 31, 2010	F-2
	Unaudited Consolidated Statement of Cash Flows for the for the Three Month Period Ended March 31, 2010 and for the Period beginning August 17, 2009 (Inception) through March 31, 2010	F-3
	Unaudited Consolidated Statement of Shareholders’ Equity	F-4
	Notes to Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	13

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3.	Defaults Upon Senior Securities.	15
Item 4.	Submission of Matters to a Vote of Security Holders.	15
Item 5.	Other Information.	15
Item 6.	Exhibits.	15
	Signatures	16

PART I.

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

(f/k/a Mountain West Business Solutions, Inc.)

Consolidated Balance Sheet

(A Development Stage Company)

____________________________________________________________________________________

	3 Months Ended March 31, 2010	August 17, 2009 (inception) Through March 31, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$29,141	$112,116

Total Current Assets	29,141	112,116

TOTAL ASSETS	$29,141	$112,116

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	15,988	14,314

TOTAL LIABILITIES	15,988	14,314

SHAREHOLDERS’ EQUITY

Preferred stock, $.10 par value per share; Authorized 1,000,000 Shares; Issued and outstanding 850,000 shares.	73,000	73,000
Common Stock, $.001 par value per share; Authorized 50,000,000 Shares; Issued and outstanding 29,660,007 shares	29,660	29,660
Capital paid in excess of par value	1,196,272	1,196,272
Accumulated other comprehensive (Loss)	0	0
(Deficit) accumulated during the development stage	(1,285,779)	(1,201,130)

TOTAL SHAREHOLDERS’ EQUITY	13,153	97,802

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,141	$112,116

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

(f/k/a Mountain West Business Solutions, Inc.)

Consolidated Statement of Operations

(A Development Stage Company)

____________________________________________________________________________________

	3 Months Ended March 31, 2010	August 17, 2009 (inception) Through March 31, 2010

Revenue:	$—	$—

General & Administrative Expenses
Accounting	6,295	13,895
Office	115	2,170
Incorporation Cost	—	3,000
Legal	16,273	62,016
Merger costs	—	155,150
Misc. Expenses	—	708
Public Relations	8,366	49,264
Stock Transfer Fees	3,600	3,600
Writedown of intangible assets	50,000	995,976

Total General & Administrative Expenses	84,649	1,285,779

Net (Loss)	$(84,649)	$(1,285,779)

Basic (Loss) per common share	$(0.00)

Weighted Average Common Shares Outstanding	29,660,007

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

(f/k/a Mountain West Business Solutions, Inc.)

Consolidated Statement of Cash Flows

(A Development Stage Company)

____________________________________________________________________________________

	3 Months Ended March 31, 2010	August 17, 2009 (inception) Through March 31, 2010
Cash Flows From Operating Activities:

Net (Loss)	$(84,649)	$(1,285,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for licenses, services, and other assets	—	649,932
Increase in Accounts Payable	1,673	15,987

Net Cash Flows (used) in operations	(82,976)	(619,860)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	—	—

Cash Flows From Financing Activities:

Issuance of common stock	—	649,000

Net Cash Flows provided by financing activities	—	649,000

Net Increase (Decrease) In Cash and cash equivalents	(82,976)	29,141
Cash and cash equivalents at beginning of period	112,116	—
Cash and cash equivalents at end of period	$29,141	$29,141

Supplementary Disclosure Of Cash Flow Information:
Stock issued for services, licenses and other assets	$—	$649,932
Stock issued for note conversions	$—	$29,465
Stock issued for net deficit of MWBS	$—	($29,465)
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

(f/k/a Mountain West Business Solutions, Inc.)

Consolidated Statement of Shareholders’ Equity

(A Development Stage Company)

________________________________________________________________________________________________

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number of Preferred Shares Issued	Preferred Stock	Deficit accumulated during the development stage	Total
Balance at August 17, 2009 (Inception)	—	$—	$—	—	$—	$—	$—

August 17, 2009 issued 703,118 shares of par value $.001common stock for services valued at or $.004 per share	703,118	703	2,297	—	—	—	3,000

August 19, 2009 issued 218,388 shares of par value $.001 common stock for services valued at or $.004 per share	218,388	218	714	—	—	—	932

August 20, 2009 issued 17, 109,194 shares of par value $.001 common stock and 730,000 shares of par value $.10 preferred stock for license agreement with Advanomics; Common valued at $.004 per share and Preferred valued at or $.086 per share	17,109,194	17,109	55,891	850,000	73,000	—	146,000

September – October 2009; Private Placement – The Company sold 2,220,552 shares of par value $.001 common stock for cash of $649,000 or $.2922 per share	2,220,552	2,221	646,779	—	—	—	649,000

September 30, 2009 issued 1,710,748 shares of par value $.001 common stock for asset purchase from Sunshine Bio Investment valued at or $.2922 per share	1,710,748	1,711	498,289	—	—	—	500,000

October 31,2009 Outstanding stock of Mountain West Business Solutions, Inc. counted as issued for Mountain West Business Solutions, Inc. net deficit	888,000	888	(30,353)	—	—	—	(29,465)

November 16, 2009 Note conversion, several Principal of $26,500 and interest of $2,965	6,810,000	6,810	22,655	—	—	—	29,465

Fractional Shares	7	—	—	—	—	—	—

Net (Loss)	—	—	—	—	—	(1,201,130)	(1,201,130)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	(1,201,130)	97,802

Net (Loss)	—	—	—	—	—	(84,649)	(84,649)

Balance at March 31, 2010 (Unaudited)	29,660,007	$29,660	$1,196,272	$850,000	$73,000	$(1,285,779)	$13,153

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Notes To Unaudited Financial Statements

For The Three Month Interim Period Ended March 31, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three monthinterimperiod ended March 31, 2010 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interimperiod ended March 31, 2010 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-KT for the year ended December 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2010

          For the three months ended March 31, 2010 and from inception (August 17, 2009) through March 31, 2010, we did not generate any revenues.

          General and administrative expenses during the three month period ended March 31, 2010 were $84,649, including $50,000 in a write down of intangible assets and $22,568 in professional fees. From the period beginning August 17, 2009 (inception) through March 31, 2010, general and administrative expenses were $1,133,129, including write-down of intangible assets of $954,974. The other major components of these general and administrative expenses were costs associated with the acquisition of Sunshine Etopo of $155,150 and legal and accounting fees ($27,500).

          As a result, we incurred a net loss of $84,649 (less than $.01 per share) for the three month period ended March 31, 2010.

Because we did not generate any revenues during the prior fiscal year, following is our plan of operation.

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

          This new compound, which we call Difluoro-Etoposidetm, is entering Phase I clinical trials in Canada in 2010. Subject to receipt of financing, we anticipate the Phase I clinical trials to be completed by late 2011 at which time we will apply for limited marketing approval (see Clinical Trials below).

Table 1

Clinical Trials

          Advanomics is entering Phase I clinical trials for our lead compound, Difluoro-Etoposidetm, in Canada in 2010. The planned clinical trials for small-cell lung cancer indication will be carried out at the Jewish General Hospital, one of the McGill University Hospital Centers in Montreal (Canada). In addition, Advanomics is planning to conduct Phase I clinical trials on Multi-Drug-Resistant breast cancer patients at Hotel Dieu Hospital, one of the University of Montreal Hospital Centers. All aspects of the planned clinical trials in Canada will employ FDA standards at all levels. We anticipate the clinical trials to begin in late 2010 and be completed by late 2011, at which time we together with our licensor will file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S. (see Marketing below).

Marketing

          According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year. Given the terminal and limited treatment options available for the indications Advanomics is planning to study, we anticipate being granted limited marketing approval for our Difluoro-Etoposidetm following receipt of funding and a successful Phase I. There are no assurances that either will occur. Such limited approval will allow us to make the drug available to various hospitals and health care centers for “compassionate-use” and experimental therapy/further studies, thereby generating some revenues. As with the existing Etoposide, our Difluoro-Etoposidetm is anticipated to be usable to treat virtually all forms of cancer and supervising physicians are at liberty to prescribe it once it is available on the market. Similarly to the existing Etoposide, our Difluoro-Etoposidetm product will be a single-treatment blister-pack comprised of 20 gel-caps each containing 50 milligrams of Difluoro-Etoposidetm for a total of 1 gram per pack.

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

Our Lead Anti-Cancer Compound in 3D

GOVERNMENT REGULATIONS

          Our existing and proposed business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations. We will be subject to significant regulations in the US in order to obtain the approval of the Food and Drug Administration (“FDA”) to offer our product. The approximate procedure for obtaining FDA approval involves an initial filing of an IND (Investigational New Drug) application following which the FDA would give the go ahead with Phase I clinical (human) trials.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request for marketing approval is made through the filing of an NDA (New Drug Application).  Depending on various issues and considerations, the FDA could provide limited marketing approval for “compassionate-use if the drug treats terminally ill patients with limited treatment options available.  Parts of what is required to be included in the IND are animal studies (xenografts and toxicity studies).  Such studies have not as yet been carried out.  We also have not as of this date made any filings with the FDA or other regulatory bodied in other jurisdictions.  We have however had extensive discussions with clinicians at the Jewish General Hospital in Montreal where we plan to undertake our initial Phase I study and they believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancers which we will be treating.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of $29,141.

          Net cash used in operating activities was $619,860 for the period from August 17, 2009 (inception) through March 31, 2010. We anticipate that overhead costs in current operations will increase in the future once we begin implementing our new business plan discussed herein.

          Cash flows provided or used in investing activities were $-0- for the fiscal quarters ended March 31, 2010. Cash flows provided or used by financing activities were $-0- for the period from August 17, 2009 (inception) through March 31, 2010.

          We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock and possibly through short-term borrowing. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the near future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

          Our cost to continue operations as they are now conducted is nominal, but these are expected to increase once we commence Phase I clinical trials. We do not have sufficient funds to cover the anticipated increase in these expenses and our current cash position is critical. We need to raise additional funds in order to continue our existing operations, to initiate research and development activities, and to finance our plans to expand our operations for the next year. If we are successful in raising additional funds, our research and development efforts will continue and expand.

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the period from August 17, 2009 (inception) through March 31, 2010.

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

          Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

          Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the initial three month period ended March 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[The remainder of this page is intentionally left blank.]

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS – None

ITEM 1A. RISK FACTORS

          We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

We did not issue any of our securities during the three month period ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2010.

SUNSHINE BIOPHARMA, INC. By: _s/Steve N. Slilaty________________________ Dr. Steve N. Slilaty, Principal Executive Officer

By: _s/Camille Sebaaly_______________________ Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer