Form 10-Q
period 2010-06-30
Sunshine Biopharma, Inc
filed 2010-08-04
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 3, 2010, was 31,335,007 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ____ Yes    X   No

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements	3
	Consolidated Balance Sheet as of June 30, 2010 (unaudited)	F-1
	Unaudited Consolidated Statement of Operations for the Six Month Period Ended June 30, 2010 and for the Period beginning August 17, 2009 (Inception) through June 30, 2010	F-2
	Unaudited Consolidated Statement of Cash Flows for the for the Six Month Period Ended June 30, 2010 and for the Period beginning August 17, 2009 (Inception) through June 30, 2010	F-3
	Unaudited Consolidated Statement of Shareholders’ Equity	F-4
	Notes to Consolidated Financial Statements	F-5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	13

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14
Item 3.	Defaults Upon Senior Securities.	14
Item 4.	Submission of Matters to a Vote of Security Holders.	14
Item 5.	Other Information.	15
Item 6.	Exhibits.	15
	Signatures	16

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited June 30, 2010	Audited December 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$16,291		$112,116
Total Current Assets	16,291		112,116

TOTAL ASSETS	$16,291	$	$112,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	16,698		14,314

TOTAL LIABILITIES	16,698		14,314

SHAREHOLDERS' EQUITY
Preferred stock, $.10 par value per share; Authorized 1,000,000 Shares; Issued and outstanding 850,000 shares.	73,000		73,000
Common Stock, $.001 per share; Authorized 50,000,000 Shares; Issued and outstanding 31,335,007 shares	31,335		29,660
Capital paid in excess of par value	2,769,097		1,196,272
Accumulated other comprehensive (Loss)	-		-
(Deficit) accumulated during the development stage	(2,873,839))		(1,201,130)

TOTAL SHAREHOLDERS' EQUITY	(407)		97,802

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,291		$112,116

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited 3 Months Ended June 30, 2010	Unaudited 6 Months Ended June 30, 2009	August 17, 2009 (inception) through June 30, 2010

Revenue:	$-	$-	$-

General & Administrative Expenses:
Accounting	1,500	7,795	$15,395
Office	25	140	2,195
Incorporation Cost	-	-	3,000
Legal	12,035	28,308	74,051
Merger costs	-	-	155,150
Consulting fees	1,574,500	1,574,500	1,574,500
Miscellaneous Expenses	-	-	708
Public Relations	-	8,366	49,264
Stock Transfer Fees	-	3,600	3,600
Writedown of intangible assets	-	50,000	995,976

Total General & Administrative Expenses	1,588,060	1,672,709	2,873,839

Net (Loss)	$(1,588,060)	$(1,672,709)	$2,873,839)

Basic (Loss) per common share	$(0.05)	$(0.06)

Weighted Average Common Shares Outstanding	29,799,590	29,799,590

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows
(A Development Stage Company)

	3 Months Ended June 30, 2010	August 17, 2009 (inception) through June 30, 2010
Cash Flows From Operating Activities:
Net (Loss)	$(1,672,709)	$(2,873,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for licenses, services, and other assets	1,574,500	649,932
Increase in Accounts Payable	2,384	16,698

Net Cash Flows (used) in operations	(95,825)	(2,207,209)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:
Issuance of common stock	0	649,000

Net Cash Flows provided by financing activities	0	649,000

Net Increase (Decrease) In Cash and cash equivalents	(95,825)	(1,558,209)
Cash and cash equivalents at beginning of period	112,116	-
Cash and cash equivalents at end of period	$16,291	$(1,558,209)

Supplementary Disclosure Of Cash Flow Information:
Stock issued for services, licenses and other assets	$1,256,250	$1,906,182
Stock issued for note conversions	$-	$29,465
Stock issued for net deficit of MWBS	$-	$(29,465)
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Shareholders’ Equity
(A Development Stage Company)

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number of Preferred Shares Issued	Preferred Stock	Deficit Accumulated During the development stage	Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-	$-
August 17, 2009 issued 703,118 shares of par value $.001 common stock for services valued at $.004 per share	703,118	703	2,297	-	-	-	3,000
August 19, 2009 issued 218,388 shares of par value $.001 common stock for services valued at $.004 per share	218,388	218	714	-	-	-	932
August 20, 2009 issued 17,109,194shares of par value $.001 common stock and 730,000 shares of par value $0.10 preferred stock for license agreement with Advanomics:
Common valued at or $.004 per share and Preferred valued at or $.086 per share	17,109,194	17,109	55,891	850,000	73,000	-	146,000
September – October 2009; Private Placement – The Company sold 2,220,552 shares of par value $.001 common stock for cash of $649,000 or $.2922 per share	2,220,552	2,221	646,779	-	-	-	649,000
September 30, 2009 issued 1,710,748 shares of par value $.001 common stock for asset purchase from Sunshine Bio Investment valued at $.2922 per share	1,710,748	1,711	498,289	-	-	-	500,000
October 31, 2009 Outstanding stock of MWBS counted as issued for MWBS net Deficit	888,000	888	(30,353)	-	-	-	(29,465)
November 16, 2009 Note conversions, several, principal of $26,500 and interest of $2,965	6,810,000	6,810	22,655	-	-	-	29,465
Fractional Shares	7			-	-	-	-
Net (Loss)	-	-	-	-	-	(1,201,130)	(1,201,130)
Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	(1,201,130)	97,802

June 2, 2010 issued 1,675,000 shares of par value $.001 common stock for services valued at $.75 per share	1,675,000	1,675	1,572,825	-	-	-	1,574,500
Net (Loss)	-	-	-	-	-	(1,672,709)	(1,672,709)
Balance at June 30, 2010 (Unaudited)	31,335,007	$31,335	$2,769,097	850,000	$73,000	$(2,873,839)	$(407)

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Three Month and Six Month Interim Period Ended June 30, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended June 30, 2010 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended June 30, 2010 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Results Of Operations

Results of Operations for the six months ended June 30, 2010

For the six months ended June 30, 2010 and from inception (August 17, 2009) through June 30, 2010, we did not generate any revenues.

General and administrative expenses during the six month period ended June 30, 2010 were $1,672,709, including a one-time charge of $1,574,500 paid by the issuance of shares of our Common Stock to various consultants, $50,000 in a write down of intangible assets, $36,103 in professional fees and $8,366 in public relations fees.   As a result, we incurred a net loss of $1,672,709 (approximately $0.06 per share) for the six month period ended June 30, 2010.

Results of Operations for the three months ended June 30, 2010

General and administrative expenses during the three month period ended June 30, 2010 were $1,588,060, including a one-time charge of $1,574,500 paid by the issuance of shares of our Common Stock to various consultants and $13,535 in professional fees.  As a result, we incurred a net loss of $1,588,060 (approximately $0.05 per share) during the three month period ended June 30, 2010.

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

Carbon-Difluoride Technology

Many therapeutically important compounds contain diester bonds that link different parts of the molecule together.  Diester bonds are naturally unstable often leading to suboptimal performance when the molecule is administered to patients.  Diester bonds have specific six-dimensional, as well as electrostatic properties that cannot be easily mimicked by other bonds.  Bonds that do not mimic the diester bond correctly invariably render the compound inactive.  In collaboration with L’Institut National des Sciences Appliquées de Rouen in France (“INSA”), Advanomics has developed a way to replace the diester bond with a Carbon-Difluoride bond which acts as a diester isostere.  An isostere is a different chemical structure that mimics the properties of the original.  In the body, Carbon-Difluoride compounds are resistant to metabolic degradation but recognized similarly to the diester compounds (See Figure 1).

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

Marketing

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the indications Advanomics is planning to study, we anticipate being granted limited marketing approval for our Difluoro-Etoposidetm following receipt of funding and a successful Phase I.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for “compassionate-use” and experimental therapy/further studies, thereby generating some revenues.  As with the existing Etoposide, our Difluoro-Etoposidetm is anticipated to be usable to treat virtually all forms of cancer.  Similar to the existing Etoposide, our Difluoro-Etoposidetm product will be a single-treatment blister-pack comprised of 20 gel-caps each containing 50 milligrams of Difluoro-Etoposidetm for a total of 1 gram per pack.

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

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $16,291.

Net cash used in operating activities was $95,825 during the three months ended June 30, 2010. We anticipate that overhead costs in current operations will increase in the future once we begin implementing our new business plan discussed herein.

Cash flows provided or used in investing activities were $-0- in the three months ended June 30, 2010.  Cash flows provided or used by financing activities were also $-0-during this period.

We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock and possibly through short-term borrowing. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the near future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms, venture capitalists and private investors to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the initial six month period ended June 30, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS – None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

In June 2010 we authorized the issuance of an aggregate of 1,675,000 shares of our “restricted” Common Stock, to the following entities, in the amount and in consideration for the services indicated:

Consultant	# of Shares	Purpose

The Video Agency, Inc.	375,000	Advertising
Brockington Securities, Inc.	300,000	Financial Consulting
Insight Capital Consultants Corporation	650,000	Financial Consulting
Alchemy Financial Services Inc.	300,000	Public Relations
CJR Capital Advisors Inc.	50,000	Financial Consulting

TOTAL	1,675,000

We relied upon the exemption from registration provided by Section 4/2 as promulgated under the Securities Act of 1933, as amended, to issue these shares.  We did not receive any cash compensation as a result of the issuances of these shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.4	Statement of Share and Equity Capital Exchange filed with the Colorado Secretary of State on November 20, 2009

3.5	Articles of Amendment to Articles of Incorporation filed with the Colorado Secretary of State on July 13, 2010

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2010.

SUNSHINE BIOPHARMA, INC. By: s/Steve N. Slilaty_________________________ Dr. Steve N. Slilaty, Principal Executive Officer

By: s/Camille Sebaaly_________________________ Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer