Form 10-Q
period 2010-09-30
Sunshine Biopharma, Inc
filed 2010-11-12
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2010

Commission File Number:  000-52898

SUNSHINE BIOPHARMA INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

2015 Peel Street
5th Floor
Montreal, Quebec, Canada H3A 1T8
(Address of principal executive offices)

6100 Royalmount Ave.
Montreal, Quebec, Canada H4P 2R2
(Former Address)

(514) 764-9698
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 11, 2010, was 30,613,007 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

		Page No.

Item 1.	Financial Statements	4
	Consolidated Balance Sheet as of September 30, 2010 (unaudited)	4
	Unaudited Statement of Operations for the Three Month Period Ended September 30, 2010	5
	Unaudited Consolidated Statements of Operations for the Nine Month Period Ended September 30, 2010 and for the Period beginning August 17, 2009 through September 30, 2010	6
	Unaudited Statement of Shareholders Equity	7
	Unaudited Consolidated Statement of Cash Flows for the for the Nine Month Period Ended September 30, 2010 and for the Period beginning August 17, 2009 (Inception) through September 30, 2010	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation.	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 4.	Controls and Procedures.	15

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings.	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16
Item 3.	Defaults Upon Senior Securities.	16
Item 4.	[Removed and Reserved]	16
Item 5.	Other Information.	16
Item 6.	Exhibits.	16
	Signatures	17

PART I.

ITEM 1.  FINANCIAL STATEMENTS

SUNSHINE BIOPHARMA, INC.
(f/k/a Mountain West Business Solutions, Inc.)
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited September 30, 2010	Audited December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$108,148	$112,116

Total Current Assets	108,148	112,116

TOTAL ASSETS	$108,148	$112,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$23,781	$14,314

TOTAL LIABILITIES	$23,781	$14,314

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share; Authorized 1,000,000 Shares; Issued and outstanding 850,000 shares.	$73,000	$73,000
Common Stock, $.001 par value per share; Authorized 200,000,000 Shares; Issued and outstanding 29,876,674 shares and 29,660,007 shares	29,877	29,660
Capital paid in excess of par value	1,343,055	1,196,272
Accumulated other comprehensive (Loss)	-	-
(Deficit) accumulated during the development stage	(1,361,565)	(1,201,130)

TOTAL SHAREHOLDERS' EQUITY	$84,367	$97,802

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$108,148	$112,116

See Accompanying Notes To These Financial Statements.

SUNSHINE BIOPHARMA, INC.
(f/k/a Mountain West Business Solutions, Inc.)
Unaudited Statement of Operations
(A Development Stage Company)

Unaudited 3 Months Ended September 30, 2010

Revenue:	$-

General & Administrative Expenses
Accounting	2,000
Office	143
Legal	12,858
Professional fees	(1,527,500)
Stock Transfer fees	225

Total General & Administrative Expenses	(1,512,274)

Net (Loss)	$1,512,274

Basic (Loss) per common share	$0.05

Weighted Average Common Shares Outstanding	29,690,563

See Accompanying Notes To These Financial Statements.

SUNSHINE BIOPHARMA, INC.
(f/k/a Mountain West Business Solutions, Inc.)
Unaudited Consolidated Statement of Operations
(A Development Stage Company)

	9 Months Ended September 30, 2010	August 17, 2009 (inception) through September 30, 2009	August 17, 2009 (inception) through September 30, 2010

Revenue:	$-	$-	$-

General & Administrative Expenses
Accounting	9,795	2,500	17,395
Office	283	905	2,338
Incorporation Costs	-	-	3,000
Legal	41,166	25,600	86,909
Merger costs	-	155,150	155,150
Misc. Expenses	-	-	708
Professional fees	47,000	-	47,000
Public Relations	8,366	3,000	49,264
Stock Transfer Fees	3,825	-	3,825
Writedown of intangible assets	50,000	945,974	995,976

Total General & Administrative Expenses	160,435	1,133,129	1,361,565

Net (Loss)	$(160,435)	$(1,133,129)	$(1,361,565)

Basic (Loss) per common share	$(0.01)	$(0.12)

Weighted Average Common Shares Outstanding	29,690,563	9,724,171

See Accompanying Notes To These Financial Statements.

SUNSHINE BIOPHARMA, INC.
(f/k/a Mountain West Business Solutions, Inc.)
Unaudited Statement of Shareholders’ Equity
(A Development Stage Company)

	Number of Common Shares Issued	Common Stock	Capital Paid In Excess of Par Value	Number of Preferred Shares Issued	Preferred Stock	Deficit Accumulated During the Development Stage	Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-	$-

August 17, 2009 issued 703,118 shares of par value $.001 common stock for services valued at or $.004 per share	703,118	703	2,297	-	-	-	3,000
August 19, 2009 issued 218,388 shares of par value $.001 common stock for services valued at or $.004 per share	218,388	218	714	-	-	-	932
August 20, 2009 issued 17,109,194 shares of par value $.001 common stock and 730,000 shares of par value $0.10 preferred stock for license Agreement Advanomics: Common valued at or $.004 per share and preferred valued at or $.086 per share	17,109,194	17,109	55,891	850,000	73,000	-	146,000
September-October 2009; Private Placement – The Company sold 2,220,552 shares of par value $.001 common stock for cash of $649,000 or $.2922 per share	2,220,552	2,221	646,779	-	-	-	649,000
September 30, 2009 issued 1,710,748 shares of par value $.001 common stock for asset purchase from Sunshine Bio Investment valued at or $.2922 per share	1,710,748	1,711	498,289	-	-	-	500,000
October 31, 2009 Outstanding stock of MWBS counted as issued for MWBS net deficit	888,000	888	(30,353)	-	-	-	(29,465)
November 16, 2009 Note conversions, several, Principal of $26,500 and interest of $2,965	6,810,000	6,810	22,655	-	-	-	29,465
Fractional Shares	7	-	-	-	-	-	-
Net (Loss)	-	-	-	-	-	(1,201,130)	(1,201,130)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	(1,201,130)	97,802

June 2, 2010 issued 1,675,000 shares of par value $.001 common stock for services valued at or $.94 per share	1,675,000	1,675	1,572,825	-	-	-	1,574,500
September 30, 2010 reversed issuance of 1,625,000 shares of par value $.001 common stock for services valued at or $.94 per share	(1,625,000)	(1,625)	(1,525,875)	-	-	-	(1,527,500)
September 30, 2010 issued 166,667 shares of par value $.001 common stock for cash at or $.60 per share	166,667	167	99,833	-	-	-	100,000
Net (Loss)	-	-	-	-	-	(160,435)	(160,435)

Balance at September 30, 2010 (Unaudited)	29,876,67 4	$29,877	$1,343,055	850,000	$73,000	$(1,361,565)	$84,367

See Accompanying Notes To These Financial Statements.

SUNSHINE BIOPHARMA, INC.
(f/k/a Mountain West Business Solutions, Inc.)
Unaudited Consolidated Statement of Cash Flows
(A Development Stage Company)

	9 Months Ended September 30, 2010	August 17, 2009 (inception) through September 30, 2009	August 17, 2009 (inception) through September 30, 2010
Cash Flows From Operating Activities:

Net (Loss)	$(160,435)	$(1,133,129)	$(1,361,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for licenses, services, and other assets	47,000	663,974	696,932
Increase in Accounts Payable	9,467	0	23,781

Net Cash Flows (used) in operations	(103,968)	(469,155)	(640,852)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock	100,000	649,000	749,000

Net Cash Flows provided by financing activities	100,000	649,000	749,000

Net Increase (Decrease) In Cash and cash equivalents	(3,968)	179,845	108,148
Cash and cash equivalents at beginning of period	112,116	-	-

Cash and cash equivalents at end of period	$108,148	$179,845	$108,148

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$47,000	$663,974	$649,932
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc
Notes To Unaudited Financial Statements
For The Three Month and Nine Month Interim Period Ended September 30, 2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended September 30, 2010 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended September 30, 2010 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 – Stock Issuance

On September 30, 2010 the Company commenced a private offering of its Common Stock.  It is offering up to 6,000,000 shares of Common Stock at an offering price of $0.60 per share.  As of September 30, 2010, the Company had sold 166,667 shares in this Offering and received gross proceeds of $100,000 therefrom.

Also in September 2010 the Company reversed the issuance of 1,625,000 shares of stock that it originally issued in exchange for services valued at $1,527,500.

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

We entered into this transaction because of our former management’s belief that by doing so we will significantly increase our shareholders’ future opportunity to enhance the value of their respective ownership in our Company.  In addition, our former Board of Directors approved a “spin-off” of our wholly owned subsidiary company Mountain West Beverage, Inc.  The terms of this “spin-off” provide for a dividend to be issued to our shareholders of one share of common stock for every share that our shareholders owned as of October 14, 2009, the record date of the dividend.

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

We have moved our principal place of business to 2015 Peel Street, 5th Floor, Montreal, Quebec, Canada H3A 1T8.  From October 2009 through September 30, 2010, our principal place of business was located at 6100 Royalmount Ave., Montreal, Quebec, Canada H4P 2R2.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2010 and 2009

For the nine months ended September 30, 2010 and from inception (August 17, 2009) through September 30, 2010, we did not generate any revenues.

General and administrative expenses during the nine month period ended September 30, 2010 were $160,435, compared to general and administrative expense of $1,133,129 incurred from August 17, 2009 (inception) through September 30, 2009, a decrease of $972,694.  During the aforesaid period in 2009, our general and administrative expense included $945,974 in write downs of intangible assets, compared to a write down of $50,000 undertaken during the nine month period ended September 30, 2010.  In addition, the aforesaid 2009 period included $155,150 in costs associated with our merger.  Our legal and accounting costs increased during the three month period ended September 30, 2010, from $28,100 during the period from inception through September 30, 2010, to $50,961, primarily as a result of our status as a public company.  We also incurred costs of $47,000 paid by the issuance of shares of our Common Stock to various consultants, which we did not incur in 2009.  As a result, we incurred a net loss of ($160,435) (approximately $0.01 per share) for the nine month period ended September 30, 2010.

Because we did not generate any revenues during the prior fiscal year, following is our plan of operation.

Plan of Operation

As a result of the transaction described above we have revised our current business plan to that of a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27a (difluoro-etoposide), a multi-purpose anti-tumor compound, is expected to enter Phase I clinical trials in 2011.  We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own R&D program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.

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

Our Lead Compound, Adva-27a

Our initial drug candidate is Adva-27a (difluoro-etoposide), a Carbon-Difluoride derivative of Etoposide, targeted for various forms of cancer.  If sufficient funding can be obtained, Adva-27a is expected to enter Phase I clinical trials in Canada during 2011.  Etoposide is currently on the market and has been for over 20 years.  It is sold under different brand names by various drug companies including, VePesid, VP-16, Etopophos and Vumon or Teniposide (Bristol-Myers Squibb, the original developer), Toposar (Sicor/Pfizer), Lastet (Nippon Kayaku Ltd) and Etoposide (TEVA, Bedford Laboratories, Supergen, American Pharmaceutical Partners, Watson Pharmaceuticals, and Genpharm).  Etoposide is an effective anti-tumor compound and is currently in use to treat various types of cancer including leukemia, lymphoma, testicular cancer, breast cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  It is also being tested in clinical trials against other types of cancer, such as Kaposi's sarcoma.  Etoposide is administered both intravenously and orally as liquid capsules.

Etoposide suffers from molecular instability leading to reduced efficacy and high toxicity.  Using its Carbon-Difluoride platform technology (see Figure 1), Advanomics has constructed several Difluoro derivatives of Etoposide by replacing the labile diester bond between the sugar and the toxin moieties of the existing Etoposide molecule with a Carbon-Difluoride bond (Figure 1).  All Difluoro substituted constructs were found to be completely stable.  Advanomics subsequently tested these constructs for their ability to kill cancer cells in vitro by conducting side-by-side experiments against the standard Etoposide compound.  The results of these studies, which have been published in our patent application PCT/FR2007/000697, are summarized in Table 1.  One of the constructs, Adva-27a, showed enhanced cancer cell killing activity over the existing Etoposide molecule (see Table 1).

This new compound, which we call Difluoro-Etoposidetm is entering Phase I clinical trials in Canada in 2011.  Subject to receipt of financing, we anticipate the Phase I clinical trials to be completed by late 2011 at which time we will apply for limited marketing approval (see “Clinical Trials,” below).

Table 1

Clinical Trials

We are entering Phase I clinical trials for our lead compound, Adva-27a in Canada in 2011.  The planned clinical trials for small-cell lung cancer and/or multi-drug resistant breast cancer will be conducted at the McGill University Hospital Centers in Montreal (Canada).   All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.  We anticipate the clinical trials to begin in early 2011 and be completed within twelve (12) months from the date of commencement, at which time we together with our licensor (Advanomics) will file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S. (see Marketing below).

Marketing

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the indications we are planning to study, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following receipt of funding and a successful Phase I.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy and/or “compassionate-use, thereby generating some revenues.  As with the existing Etoposide, our Adva-27a is anticipated to be usable to treat virtually all forms of cancer and supervising physicians are at liberty to prescribe it once it is available on the market.  Similarly to the existing Etoposide, our Adva-27a product will be a single-treatment blister-pack comprised of 20 gel-caps each containing 50 milligrams of difluoro-etoposide for a total of 1 gram per pack.

Intellectual Property

We are the exclusive licensee for the US territory of Advanomics’ Adva-27a (difluoro-etoposide) which is covered by international patent applications filed on April 25, 2006 (PCT/FR2007/000697).  This patent, which is issued in France and still pending elsewhere, is owned by L’Institut National des Sciences Appliquées de Rouen (France) and is licensed exclusively on a worldwide basis to Advanomics Corporation, who has subsequently issued to us an exclusive license for the US.

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $108,148.

Net cash used in operating activities was $103,980 during the nine months ended September 30, 2010. We anticipate that overhead costs in current operations will increase in the future upon commencement of clinical trials.

Cash flows provided or used in investing activities were $-0- in the nine months ended September 30, 2010.  Cash flows provided or used by financing activities were $100,000 during this period.

We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock and possibly through short-term borrowing.  Relevant thereto, on September 30, 2010, we commenced a private offering of our Common Stock whereby we are offering up to 6,000,000 shares of our Common Stock at an offering price of $.60 per share and hope to raise up to $3,600,000 in gross proceeds.  As of September 30, 2010, the date of this Report, we have accepted subscriptions of $100,000.00.  We intend to utilize the proceeds derived from this offering to allow us to commence Phase I clinical trials for our lead compound, Adva-27a, a multi-purpose anti-tumor compound, manufacturing of this drug for purposes of Phase I, animal  toxicology studies, regulatory filings and data management and working capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2010.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

During the three month period ended September 30, 2010, we issued 100,000 shares of our Common Stock as part of a private offering we commenced whereby we are offering up to 6,000,000 shares of our Common Stock at a price of $0.60 per share. We relied upon the exemption from registration provided by Regulation D and S as promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[Removed and reserved.]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2010.

SUNSHINE BIOPHARMA, INC. By: s/Dr. Steve N. Slilaty Dr. Steve N. Slilaty, Principal Executive Officer

By: s/Camille Sebaaly Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer