Form 10-K
period 2010-12-31
Sunshine Biopharma, Inc
filed 2011-03-30
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

(Mark one)

[ x ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
         1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________________ to________________________.

Commission File Number 000-52898

SUNSHINE BIOPHARMA, INC.
 (Exact name of registrant as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2015 Peel Street
5th Floor
Montreal, Quebec, Canada H3A 1T8
 (Address of principal executive offices)

(514) 764-9698
(Issuer’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐   No ☑

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No ☑

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 30, 2011 was $9,084,280.

As of March 30, 2011, the Registrant had 30,691,342 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Sunshine Biopharma Inc. contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

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

ITEM 1.BUSINESS

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

On April 19, 2010, the holders of a majority of our voting securities executed their written consent to amend our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of Common Stock, par value $.001 per share, and 1,000,000 shares of Preferred Stock, to 200,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock, $.10 par value per share.

Description of Current Business

As a result of the transaction described above we have revised our current business plan to that of a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27a, a multi-purpose anti-tumor compound, has entered preclinical with plans to conduct Phase I clinical trials at The Research Foundation of the State University of New York, a not-for-profit educational corporation duly organized and existing under the laws of the State of New York, acting for and on behalf of Binghamton University.  See “Clinical Trials – subsequent Event” below.  We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own R&D program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.

Carbon-Difluoride Technology

Many therapeutically important compounds contain diester bonds that link different parts of the molecule together.  Diester bonds are naturally unstable often leading to suboptimal performance when the molecule is administered to patients.  Diester bonds have specific three-dimensional, as well as electrostatic properties that cannot be easily mimicked by other bonds.  Bonds that do not mimic the diester bond correctly invariably render the compound inactive.  In collaboration with Institut National des Sciences Appliquées de Rouen in France (“INSA”), Advanomics has developed a way to replace the diester bond with a Carbon-Difluoride bond which acts as a diester isostere.  An isostere is a different chemical structure that mimics the properties of the original.  In the body, Carbon-Difluoride compounds are resistant to metabolic degradation but recognized similarly to the diester compounds (See Figure 1).

Figure 1

While no assurances can be provided, we are planning to expand our product line through acquisitions and/or in-licensing as well as in-house research & development.

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a Carbon-Difluoride derivative of Etoposide, targeted for various forms of cancer.  If sufficient funding can be obtained, Adva-27a is expected to enter Phase I clinical trials for breast cancer and prostate cancer in the US by mid to late 2012.  Etoposide is currently on the market and has been for over 20 years.  It is sold under different brand names by various drug companies including, VePesid, VP-16, Etopophos and Vumon (Bristol-Myers Squibb, the original developer), Toposar (Pfizer), Lastet (Nippon Kayaku Ltd) and Etoposide (TEVA, Bedford Laboratories, Supergen, American Pharmaceutical Partners, Watson Pharmaceuticals, and Genpharm).  Etoposide is an effective anti-tumor compound and is currently in use to treat various types of cancer including leukemia, lymphoma, testicular cancer, breast cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  It is also being tested in clinical trials against other types of cancer, such as Kaposi's sarcoma.  Etoposide is administered both intravenously and orally as liquid capsules.

Etoposide suffers from molecular instability leading to reduced efficacy and high toxicity.  Using its Carbon-Difluoride platform technology (see Figure 1), Advanomics has constructed several Difluoro derivatives of Etoposide by replacing the labile diester bond between the sugar and the toxin moieties of Etoposide molecule with a Carbon-Difluoride bond (Figure 1).  All Difluoro substituted constructs were found to be completely stable.  Advanomics subsequently tested these constructs for their ability to kill cancer cells in vitro by conducting side-by-side experiments against the standard Etoposide compound.  The results of these studies, which have been published in our patent application PCT/FR2007/000697, are summarized in Table 1.  One of the constructs, Adva-27a, showed enhanced cancer cell killing activity over the existing Etoposide molecule (see Table 1).

This new compound, which we have given the chemical namedifluoro-etoposide, is entering Phase I clinical trials in the US and Canada by mid to late 2012.  Subject to receipt of financing, we anticipate the Phase I clinical trials to be completed by mid to late 2013 at which time we will apply for limited marketing approval (see Clinical Trials below).

Table 1

Clinical Trials

We are currently negotiating an agreement with McGill University’s Jewish General Hospital in Montreal (Canada) to conduct Phase I clinical trials for our lead compound, Adva-27a, for lung cancer.  In addition, we recently concluded an agreement with the State University of New York at Binghamton for clinical trials for breast cancer and prostate cancer (see “Subsequent Event” below).  All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.

Subsequent Event

Effective January 17, 2011, we executed a Research Agreement (the “Agreement”) with The Research Foundation of the State University of New York, a not-for-profit educational corporation duly organized and existing under the laws of the State of New York, acting for and on behalf of Binghamton University.  The purpose of the Agreement is to memorialize the terms of our working together with Binghamton University to conduct the necessary research and development to advance our lead compound, Adva-27a (difluoro-etoposide), (or its derivative, Adva-32a) through various stages of preclinical development, animal studies and Phase I clinical trials for breast cancer and prostate cancer.  The Agreement shall be in force for a period of three (3) years from the Effective Date and shall be renewed automatically for additional one (1) year periods until the Project is completed, unless the research is completed prior to the initial three year term of the Agreement.  The relationship between us and The Research Foundation of the State University of New York is exclusive for breast cancer and prostate cancer in the United States.

All of the work in respect of the project to be performed within the framework of the Agreement shall be financed by the Parties working together to secure grants by acting as co-applicants and submitting funding applications to various Federal, State, local and private sources.  The Agreement is subject to the procurement of funding.  In the event that said funding is not obtained or is subsequently disrupted, cancelled or otherwise found to be insufficient to complete the project, the Agreement shall terminate at that time.  To date, funding has been provided by us.  As of the date of this report no definitive agreement is in place to provide full funding and there can be no assurances that such funding will be secured in an amount sufficient to conduct the project, or at all, but based upon existing discussions our management is confident that the parties to the Agreement will secure such funding in the near future.

The Agreement also provides for Binghamton University to have an option to continue the development of Adva-27a and/or Adva-32a through Phase II, Phase III and other clinical trials until full FDA approval for breast cancer and prostate cancer is obtained, on terms to be mutually agreed in the future.

We anticipate the clinical trials will be completed by mid to late 2013, at which time we together with our licensor will file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S. (see Marketing below).

Marketing

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the indications Advanomics is planning to study, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following receipt of funding and a successful Phase I.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy and/or “compassionate-use,” thereby generating some revenues.  Similarly to the existing Etoposide, our Adva-27a product will be a single-treatment blister-pack comprised of 20 gel-caps each containing 50 milligrams of Adva-27a (difluoro-etoposide) for a total of 1 gram per pack.

Intellectual Property

We are the exclusive licensee for the US territory of Advanomics’ Adva-27a (difluoro-etoposide)which is covered by international patent applications filed on April 25, 2006 (PCT/FR2007/000697).  This patent, which is issued in France and still pending elsewhere, is owned by Institut National des Sciences Appliquées de Rouen (France) and is licensed exclusively on a worldwide basis to Advanomics Corporation, who has subsequently issued to us an exclusive license for the US.

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Property

Until September 30, 2010 our principal place of business was located at 6100 Royalmount Ave., Montreal, Quebec, Canada H4P 2R2.  This is also the location of our licensor, Advanomics Corporation, who provided this space to us on a rent free basis.  This location consisted of approximately 200 square feet of executive office space and 1,000 square feet of laboratory space.

On October 1, 2010 we moved our principal place of business to 2015 Peel Street, 5th Floor, Montreal, Quebec, Canada H3A 1T8.    Our new location is also the location of our licensor, Advanomics Corporation, who is providing this space to us on a rent free basis as of the date of this report.  If and when we are able to secure financing we expect that we will lease our own office and laboratory space.  Our current space consists of approximately 1,000 square feet of executive office space.  We anticipate that this will be sufficient for our needs until financing is in place.

Government Regulations

Our existing and proposed business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.  We will be subject to significant regulations in the US in order to obtain the approval of the Food and Drug Administration (“FDA”) to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND (Investigational New Drug) application following which the FDA would give the go ahead with Phase I clinical (human) trials.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval on a humanitarian basis if the drug treats terminally ill patients with limited treatment options available.  Part of what may be required to be included in the IND are animal studies (xenografts and toxicity studies).  Such studies have not as yet been carried out.  We also have not as of this date made any filings with the FDA or other regulatory bodied in other jurisdictions.  We have however had extensive discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for lung cancer and they believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancer which we will be treating.  There are no assurances this will occur.

Employees

As of the date of this report we have three (3) employees, our management.  We anticipate that if we receive financing we will hire additional employees in the areas of accounting, regulatory affairs, marketing and laboratory personnel.

Competition

We will be competing with publicly and privately held companies engaged in developing cancer therapies. There are numerous other entities engaged in this business that have greater resources, both financial and otherwise, than the resources presently available to us.  Nearly all major pharmaceutical companies including Amgen, Roche, Pfizer, Bristol-Myers Squibb and Novartis, to name just a few, have on-going anti-cancer drug development programs and some of the drug they may develop could be in direct competition with our drug.  Also, a number of small companies are also working in the area of cancer and could develop drugs that may be in competition with ours.  However, none of these competitor companies can use molecules similar to ours as they would be infringing our patents.

Trademarks -Tradenames

We are the exclusive licensee for the US territory of Advanomics’ Adva-27a which is covered by international patent applications filed on April 25, 2006 (PCT/FR2007/000697).  This patent, which is issued in France and still pending elsewhere, is owned by Institut National des Sciences Appliquées de Rouen (France) and is licensed exclusively on a worldwide basis to Advanomics Corporation, who has subsequently issued to us an exclusive license for the US.

ITEM 1A.     RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

Risks Related to our Operations

We may not be able to continue as a going concern or fund our existing capital needs.

Our independent registered public accounting firm included an explanatory paragraph in their report included herein on our financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were sufficient to fund our existing development commitments, indebtedness and general operating expenses through December 31, 2010, however, we will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2011.

We have incurred losses in the past and expect to incur greater losses until we implement our business plan.

We are a development stage company and we have not yet begun generating revenues and we do not expect to begin generating revenues until the clinical trials for our sole product candidate is completed and is successful.  In particular, our multi-purpose anti-tumor compound, Adva-271, expects to be entering Phase I clinical trials for lung cancer and/or breast cancer indication during 2011, provided that we are successful in obtaining the funding necessary to conduct these trials.  There can be no assurances that we will be successful in raising the funds necessary to conduct these trials.  Further, there can be no assurance that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify undesirable side effects. There can be no assurance that any of our therapeutic products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be produced in commercial quantities at reasonable costs, be successfully marketed or be profitable enough that we will recoup the investment made in such product candidates.

We are a development stage company and may never attain product sales.

We have not received approval for any of our product candidates from the U.S. Food and Drug Administration, ("FDA").  Any compounds that we discover or in-license will require extensive and costly development, preclinical testing and/or clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, Adva-27a (difluoro-etoposide), and any other compounds we discover, develop or in-license, may never be approved for commercial sale. The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.

We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever. We have incurred significant net losses since our formation in 2009. We have incurred an accumulated deficit of $1,738,512 as of December 31, 2010. Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates. To date, we have not generated any revenues and we do not anticipate generating any revenues in the near term, if ever. We expect to increase our operating expenses over the next several years as we plan to:

●      Prepare and carry out for the development of Adva-27a (difluoro-etoposide);
●      Expand our research and development activities;
●      Increase our required corporate infrastructure and overhead.

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

The FDA may change its approval policies or requirements, or apply interpretations to its policies or requirements, in a manner that could delay or prevent commercialization of Alva-27a.

Regulatory requirements may change in a manner that requires us to conduct additional clinical trials, which may delay or prevent commercialization of Adva-27a. We cannot provide any assurance that the FDA will not require us to repeat existing studies or conduct new or unforeseen experiments in order to demonstrate the safety and efficacy of Adva-27a to placebo before considering the approval of Adva-27a for the treatment of lung cancer or breast cancer indication. Further, FDA Advisory Panel meetings discussing such drug approvals may result in the heightened scrutiny of Adva-27a for the treatment of lung cancer or breast cancer.

Our business would be materially harmed if we fail to obtain FDA approval of a new drug application for Adva-27a.

We anticipate that our ability to generate any significant product revenues in the near future will depend solely on the successful development and commercialization of Adva-27a, our most advanced product candidate. The FDA may not approve in a timely manner, or at all, the NDA that we submit. If we are unable to submit an NDA for other product candidates, or if the NDA we submitted is not approved by the FDA, we will be unable to commercialize those product in the United States and our business will be materially harmed. The FDA can and does reject NDAs, and often requires additional clinical trials, even when product candidates performed well or achieved favorable results in large-scale Phase III clinical trials. The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. Our product candidates are novel compounds or new chemical entities, which may further increase the period of time required for satisfactory testing procedures.

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

Currently, Dr. Steve N. Slilaty owns, either directly or indirectly, approximately 72.1% of our outstanding voting securities. As a result, he has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

We do not currently have product sales and marketing capabilities. If we receive regulatory approval to commence commercial sales of any of our product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services in other jurisdictions. If we receive approval to commercialize Adva-27a (difluoro-etoposide) for the treatment of for lung cancer or breast cancer indication, we intend to engage additional pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and abroad. We may not be able to negotiate favorable distribution partnering arrangements, if at all. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

Our ability to generate any significant revenues in the near-term is dependent entirely on the successful commercialization and market acceptance of Adva-27a (difluoro-etoposide). Factors that may inhibit our efforts to commercialize Adva-27a (difluoro-etoposide) or other product candidates without strategic partners or licensees include:

●      difficulty recruiting and retaining adequate numbers of effective sales and marketing personnel;

●      the inability of sales personnel to obtain access to, or persuade adequate numbers of, physicians to prescribe our products;

●      the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage against companies with broader product lines,
         and

●     unforeseen costs associated with creating an independent sales and marketing organization.

Even if we successfully develop and obtain approval for Adva-27a or any of our other product candidates, our business will not be profitable if those products do not achieve and maintain market acceptance.

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

We are a development stage company with 3 employees. Most of our competitors, such as Bristol-Myers Squibb, Pfizer, TEVA, Amgen, and others, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. Many of the drugs that we are attempting to discover or develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidates we develop. This may render our technology or product candidates obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

As a company, we do not have any experience in conducting clinical trials for our Adva-27a development program. Our competitors may succeed in obtaining FDA or other regulatory approvals for product candidates more rapidly than us. Companies that complete clinical trials, obtain required regulatory agency approvals and commence commercial sale of their drugs before we do may achieve a significant competitive advantage, including certain FDA marketing exclusivity rights that would delay or prevent our ability to market certain products. Any approved drugs resulting from our research and development efforts, or from our joint efforts with our existing or future collaborative partners, might not be able to compete successfully with our competitors' existing or future products.

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

Not applicable.

ITEM 2.                            PROPERTIES

During our fiscal year ended July 31, 2009, our principal place of business was located in an office maintained by the then President, who provided the same to us on a rent free basis.

We have moved our principal place of business to 6100 Royalmount Ave., Montreal, Quebec, Canada H4P 2R2.  This is also the location of our licensor, Advanomics Corporation, who is providing this space to us on a rent free basis as of the date of this report.  If and when we are able to secure financing we expect that we will lease our own office and laboratory space.  Our current space consists of approximately 200 square feet of executive office space and 1,000 square feet of laboratory space.  We anticipate that this will be sufficient for our needs until financing is in place.

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

On April 19, 2010, the holders of a majority of our voting securities executed their written consent to amend our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of Common Stock, par value $.001 per share, and 1,000,000 shares of Preferred Stock, to 200,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock, $.10 par value per share.

No other matters were submitted to our shareholders during the period from August 17, 2009 (inception) through the date of this report.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our Common Stock commenced on the OTCBB in September 2007 under the symbol “MWBN.”  Effective November 30, 2009, the trading symbol for our Common Stock was changed to “SBFM” as a result of our name change discussed above.

The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2009	$0.00	$0.00
June 30, 2009	$0.00	$0.00
September 31, 2009	$1.01	$0.00
December 31, 2009	$0.00	$0.00

March 31, 2010	$1.25	$0.00
June 30, 2010	$0.99	$0.00
September 31, 2010	$1.15	$0.45
December 31, 2010	$1.25	$0.35

As of March 29, 2011, the closing bid price of our Common Stock was $0.51.

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

Holders

We had 77 holders of record of our Common Stock as of the date of this report, not including those persons who hold their shares in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer, Inc., of Denver, Colorado.  Their address is 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado 80209.  Their phone number is (303) 282-4800.

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

On April 19, 2010, the holders of a majority of our voting securities executed their written consent to amend our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of Common Stock, par value $.001 per share, and 1,000,000 shares of Preferred Stock, to 200,000,000 shares of Common Stock having a par value of $.001 per share and 5,000,000 shares of Preferred Stock, $.10 par value per share.

Our principal place of business is located at 2015 Peel Street, 5th Floor, Montreal, Quebec, Canada H3A 1T8.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the period from August 17, 2009 (inception) through December 31, 2010

General and administrative expenses for the period beginning August 17, 2009 (inception) through December 31, 2009 were $1,201,130, including write-down of intangible assets of $945,976, compared to $537,382 during our fiscal year ended December 31, 2010. During our fiscal year ended December 31, 2010, our principal expenses included $250,000 in license fees, compared to $0 from our inception through December 31, 2009 and $145,302 in consulting fees, compared to $2,055 from our inception through December 31, 2009.  The other major components of these general and administrative expenses were costs associated with our being a public reporting company.

As a result, we incurred a net loss of $537,382 (approximately $0.02 per share) for the fiscal year ended December 31, 2010, compared to a net loss of $1,201,130 from our inception date of August 17, 2009 through December 31, 2009 (approximately $0.05 per share).

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this report we are a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27 (difluoro-etoposide), a multi-purpose anti-tumor compound, is expected to enter Phase I clinical trials in 2011.  We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own R&D program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.  More details about our Plan of Operations are provided above under Item 1, “Business”.

Liquidity and Capital Resources

As of December 31, 2010, we had cash or cash equivalents of $162,391.

Net cash used in operating activities was $536,884 for the period from August 17, 2009 (inception) through December 31, 2009, compared to $348,325 during our fiscal year ended December 31, 2010. We anticipate that overhead costs in current operations will increase in the future once we begin implementing our new business plan discussed herein.

Cash flows provided or used in investing activities were $0 for the period from August 17, 2009 (inception) through December 31, 2009, as well as during our fiscal year ended December 31, 2010.  Cash flows provided or used by financing activities was $649,000 for the period from August 17, 2009 (inception) through December 31, 2009, compared to $398,600 during our fiscal year ended December 31, 2010.

During our fiscal year ended December 31, 2010, we conducted a private placement of our Common Stock whereby we sold 664,335 shares at a price of $0.60 per share and received proceeds of $398,600 therefrom.

We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock, through short-term borrowing and by application for grants in conjunction with SUNY Binghamton with whom we have contracted to perform Phase 1 testing of our Adva-27a drug. We estimate that we will require approximately $7.5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms, venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2010.

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

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

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
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report
At December 31, 2010
The period August 17, 2009 (inception) through December 31, 2009
And the period August 17, 2009 (inception) through December 31, 2010

TABLE OF CONTENTS

Page No.

Independent Accountant’s Audit Report	F-1

Consolidated Balance Sheet	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Shareholders’ Equity	F-4-F-5

Consolidated Statement of Cash Flow	F-6

Notes to the Consolidated Financial Statements	F-7-F-12

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sunshine Biopharma, Inc.
Englewood, Colorado

I have audited the accompanying consolidated balance sheet of Sunshine Biopharma, Inc. (a development stage company) as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from August 17, 2009 (inception) through December 31, 2009, the year ended December 31, 2010, and the period from August 17, 2009 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Biopharma, Inc. as of December 31, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from August 17, 2009 (inception) through December 31, 2009, the year ended December 31, 2010, and the period from August 17, 2009 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                                                                                           Ronald R. Chadwick, P.C.
March 17, 2011                                                                                                           RONALD R. CHADWICK, P.C.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
Consolidated Balance Sheet
(A Development Stage Company)
_____________________________________________________________________________________________

	December 31, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$162,391	$112,116
Prepaid expenses	45,233	-

Total Current Assets	207,624	112,116

TOTAL ASSETS	$207,624	$112,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	11,404	14,314

TOTAL LIABILITIES	11,404	14,314

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share; Authorized 5,000,000 Shares; Issued and outstanding 850,000 shares.	73,000	73,000
Common Stock, $.001 per share; Authorized 200,000,000 Shares; Issued and outstanding 29,660,007 (2009) and 30,691,342 (2010) shares	30,691	29,660
Capital paid in excess of par value	1,831,041	1,196,272
(Deficit) accumulated during the development stage	(1,738,512)	(1,201,130)

TOTAL SHAREHOLDERS' EQUITY	196,220	97,802

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$207,624	$112,116

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
Consolidated Statement Of Operations
(A Development Stage Company)

	December 31, 2010	August 17, 2009 (inception) through December 31, 2009	August 17, 2009 (inception) through December 31, 2010
Revenue:	$-	$-	$-

General & Administrative Expenses:

Accounting	11,795	7,600	19,395
Consulting	145,302	2,055	147,357
Licenses	250,000	-	250,000
Office	761	708	1,469
Incorporation Cost	-	3,000	3,000
Legal	65,333	45,743	111,076
Merger costs	-	155,150	155,150
Professional services	47,000	-	47,000
Public Relations	13,366	40,898	54,264
Stock transfer	3,825	-	3,825
Writedown of intangible assets	-	945,976	945,976

Total General & Administrative	537,382	1,201,130	1,738,512

Net (Loss)	$(537,382)	$(1,201,130)	$(1,738,512)

Basic (Loss) per common share	(0.02)	(0.05)

Weighted Average Common Shares Outstanding	29,855,924	23,709,463

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Statement of Shareholders Equity

	Number of Common Shares Issued	Common Stock	Capital Paid In Excess of Par Value	Number Of Preferred Shares Issued	Preferred Stock	Stock Subscription Receivable	Comprehensive Income	Deficit Accumulated During the Development Stage	Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-	$-	$-	$-

August 17, 2009 issued 703,118 shares of par value $.001 common stock for services valued at or $.004 per share	703,118	703	2,297	-	-	-	-	-	3,000
August 19, 2009 issued 218,388 shares of par value $.001 common stock for services valued at or $.004 per share	218,388	218	714	-	-	-	-	-	932
August 20, 2009 issued 17,109,194 shares of par value $.001 common stock and 730,000 share of par value $0.10 preferred stock for license agreement Advanomics: Common valued at or $.004 per share and Preferred valued at or $.086 per share	17,109,194	17,109	55,891	850,000	73,000	-	-	-	146,000
September 24, 2009: Private Placement- The Company undertook to sell 2,220,552 shares of par value $.001 common stock for cash of $649,000 or $.2922 per share. Company bought1,150,693 share of par value $.001 stock for cash of $336,312 or $.2922 per share; the remaining 1,069,859 shares were collected for cash of $312,688 in October 2009.	1,150,693	1,151	335,161	-	-	-	-	-	336,312
September 24, 2009 Common stock aubscription (see notation above) for 1,069,074 shares of par value $.001 common stock valued at $.2922 per share	-	-	-	-	-	(312,688)	312,688	-	-
September 30, 2009 issued 1,710,748 shares of par value $.001 common stock for asset purchase from Sunshine Bio Investment valued at or $.2922 per Share	1,710,748	1,711	498,289	-	-	-	-	-	500,000
Net (Loss)	-	-	-	-	-	-	-	(650,130)	(650,130)
Balance at September 30, 2009	20,892,141	$20,892	$892,352	850,000	$73,000	$(312,688)	$312,688	$(650,130)	$336,114

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Statement of Shareholders Equity
	Number of Common Shares Issued	Common Stock	Capital Paid In Excess of Par Value	Number Of Preferred Shares Issued	Preferred Stock	Stock Subscription Receivable	Comprehensive Income	Deficit Accumulated During the Development Stage	Total
October 31, 2009 issuance of common stock Subscription, upon receipt of cash 1,069,850 shares of par value $.001 common stock valued at $.2922 per share	1,069,859	1,070	311,618	-	-	312,688	(312,688)	-	312,688
October 31, 2009 Outstanding stock of Mountain West Business Solutions, Inc. counted as issued for Mountain West Business Solutions, Inc. net deficit	888,000	888	(30,353)	-	-	-	-	-	(29,465)
Subtotal at October 31, 2009 reverse merger date for accounting purposes	22,850,000	22,850	1,173,617	850,000	73,000	-	-	(650,130)	619,337
November 16, 2009 Note conversions. Several, Principal of $26,500 and interest of $2,965	6,810,000	6,810	22,655	-	-	-	-	-	29,465
Fractional Shares	7	-	-	-	-	-	-	-	-
Net (Loss)	-	-	-	-	-	-	-	(551,000)	(551,000)
Balance at December 31, 2009	29,660,007	$29,660	$1,196,272	850,000	$73,000	$-	$-	$(1,201,130)	$97,802

June 2, 2010 issued 1,675,000 shares of par value $.001 common stock for services valued at or $.94 per share	1,675,000	1,675	1,572,825	-	-	-	-	-	1,574,500
September 30, 2010 reversed issuance of 1,625,000 shares of par value $.001 common stock for services valued at or $.94 per share	(1,625,000)	(1,625)	(1,525,875)	-	-	-	-	-	(1,527,500)
September 30, 2010 issued 166,667 shares of par value $.001 common stock for cash at or $.60 per share	166,667	167	99,833	-	-	-	-	-	100,000
October 1, 2010 issued 217,000 shares of par value $.001 common stock for services valued at $130,000 or $.60 per share	217,000	217	129,983	-	-	-	-	-	130,200
October 29, 2010 issued 100,000 shares of par value $.001 common stock for services valued at or $.60 per share	100,000	100	59,900	-	-	-	-	-	60,000
October 31, 2010 issued 419,334 shares of par value $.001 common stock for cash at or $.60 per share	419,334	419	251,181	-	-	-	-		251,600
November 30, 2010 issued 78,334 shares of par value $.001 common stock for cash at or $.60 per share	78,334	78	46,922	-	-	-	-	-	47,000
Net (Loss)	-	-	-	-	-	-	-	(537,382)	(537,382)
Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,004	$73,000	$-	$-	$(1,738,512)	$196,220

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
Consolidated Statement of Cash Flows
(A Development Stage Company)

	December 31, 2010	August 17, 2009 (inception) through December 31, 2009	August 17, 2009 (inception through December 31, 2010
Cash Flows From Operating Activities:

Net (Loss)	$(537,382)	$(1,201,130)		$(1,738,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for licenses, services, and other assets	237,200	649,932		887,132
Increase in prepaid expenses	(45,233)	-		(45,233)
Increase (Decrease) in Accounts Payable	(2,910)	14,314		11,404
Net Cash Flows (used) in operations	(348,325)	(536,884)		(885,209)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-		-

Cash Flows From Financing Activities:

Issuance of common stock	398,600	649,000		1,047,600
Net Cash Flows provided by financing activities	398,600	649,000		1,047,600

Net Increase (Decrease) In Cash and cash equivalents	50,275	112,116		162,391
Cash and cash equivalents at beginning of period	112,116	-		-

Cash and cash equivalents at end of period	$162,391	$112,116		$162,391

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$240,200	$649,932		$890,132
Stock issued for note conversions	$-	$29,465		$29,465
Stock issued for net deficit of Mountain West Business Solutions, Inc.	$-	$(29,465)	$	(29,465)
Cash paid for interest	$-	$-		$-
Cash paid for income taxes	$-	$-		$-

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010 and
The period August 17, 2009 (inception) through December 31, 2009 and 2010

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
December 31, 2010 and
The period August 17, 2009 (inception) through December 31, 2009 and 2010

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

FINANCIAL INSTRUMENTS

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet approximates fair value.

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

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through March 17, 2011, which is the date the financial statements were available to be issued.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010 and
The period August 17, 2009 (inception) through December 31, 2009 and 2010

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

Note 3 – Capital Stock

The Company’s authorized capital is comprised of 200,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series A Preferred Stock (“Series A”). The Series A is convertible at any time after issuance into 20 shares of the Company's common stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the common stock. Through December 31, 2010 and December 31, 2009, the Company issued a total of 30,691,342 and 29,660,007 shares of Common Stock and 850,000 and 850,000 shares of Series A Preferred Stock.

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

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010 and
The period August 17, 2009 (inception) through December 31, 2009 and 2010

Note 3 – Capital Stock (Continued)

On October 31, 2009, the outstanding stock of Mountain West Business Solutions was counted as issued 888,000 shares of $0.001 par value Common Stock for Mountain West Business Solutions deficit of $(29,495).

On November 16, 2009, the Company note holders converted their notes to 6,810,000 shares of $0.001 par value Common Stock for principal of $26,500 and interest of $2,965.

On June 2, 2010, the Company issued 1,675,000 shares of $0.001 par value Common Stock for services valued at $1,574,500 or $0.94 per share.

On September 30, 2010, the Company reversed issuance of 1,625,000 shares of $0.001 par value Common Stock for services valued at $1,527,500 or $0.94 per share.

On September 30, 2010, the Company issued 166,667 shares of $0.001 par value Common Stock for cash at $100,000 or $0.60 per share.

On October 1, 2010, the Company issued 217,000 shares of $0.001 par value Common Stock for services valued at $130,000 or $0.60 per share.

On October 29, 2010, the Company issued 100,000 shares of $0.001 par value Common Stock for services valued at $60,000 or $0.60 per share.

On October 31, 2010, the Company issued 419,334 shares of $0.001 par value Common Stock for cash at $251,600 or $0.60 per share.

On November 30, 2010, the Company issued 78,334 shares of $0.001 par value Common Stock for cash at $47,000 or $0.60 per share.

The Company has declared no dividends through December 31, 2010.

Note 4  -  Licenses and Other Intangible Assets

In 2009 various licenses and assets were purchased from related parties valued at $945,976. These assets have been impaired in 2009 and therefore written down to $0.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010 and
The period August 17, 2009 (inception) through December 31, 2009 and 2010

Note 5 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.  The Company accounts for income taxes pursuant to ASC 740.  At December 31, 2010 and December 31, 2009, the Company had approximately $1,738,512 and $1,201,130, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029.  A deferred tax asset at each date of approximately $347,702 and $240,226 resulting from the loss carryforwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended December 31, 2010 and December 31, 2009 was approximately $107,476 and $240,226.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2007, 2008, and 2009, although, the statute of limitations for the 2007 tax year will expire effective March 15, 2011. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Note 6.  Related Transactions

The Company has licensed its technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company.  Dr. Steve N. Slilaty, the Company’s Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  In 2009 the Company issued an aggregate of 17,109,194 shares of its Common Stock valued at $73,000 and 850,000 shares of Series “A” Convertible Preferred Stock valued at $73,000 in exchange for this license, and has an option to purchase 2,000,000 shares of Advanomics common stock at $5 (US) per share within 1 year of September 30, 2009 as well as a second option to purchase an additional 1,000,000 shares of Licensor’s Common Stock at an exercise price of $10.00 (US) per share also for a 1 year term. The Company advanced further funds pursuant to this contract of $300,000. The total transaction costs to date of $446,000 have been written off as impaired.

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
December 31, 2010 and
The period August 17, 2009 (inception) through December 31, 2009 and 2010

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2010, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 6-7, 2011, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	58	President, Chief Executive Officer, and Chairman

Michael Di Turi	33	Chief Operating Officer and Director

Camille Sebaaly	51	Chief Financial Officer, Secretary and Director

Our directors serve as directors until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

Following is biographical information of our current management:

Dr. Steve N. Slilaty was appointed as our CEO, President and Chairman of our Board of Directors on October 15, 2009. In addition, since February 2002, Dr. Slilaty has been President and Chief Scientific Officer of Advanomics Corporation, Montreal, Canada, a privately held company engaged in the research, development and commercialization of drugs for the treatment of various forms of cancer.  Advanomics Corporation is the third in a line of biotechnology companies that Dr. Slilaty founded and managed through their early and mid-stages of development.  The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and grew to over $60 million in annual sales.  Today, Qbiogene is a member of a family of companies owned by MP Biomedicals, one of the largest international suppliers of biotechnology reagents with a catalogue containing over 55,000 products.  The second company which Dr. Slilaty founded, Genomics One Corporation, now known as Alert B&C Corporation, conducted an initial public offering (IPO) of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the handful of participants in the Human Genome Project.  Formerly a research team leader of the Biotechnology Research Institute, a division of the National Research Council of Canada, Dr. Slilaty also served as a consultant in a management and advisory capacity for a major Canadian biotechnology company between 1995 and 1997 during which time the company completed one of the largest biotechnology IPO‘s in Canada raising over $34 million.  Dr. Slilaty received his Ph.D degree from the University of Arizona in 1983 and a Bachelor of Science degree from Cornell University in 1976. In addition, Dr. Slilaty holds a position as Adjunct Professor at Universit-é du Qu-ébec in the Department of Microbiology and Biotechnology.  He devotes approximately 50% of his time to our business affairs.

Michele Di Turi was appointed as our Chief Operating Officer and a Director of our Company on October 15, 2009.  Since November 2008, Mr. Di Turi has been President of Sunshine Bio Investments, Inc., a privately held Canadian corporation engaged in the sale of nonregulated biotechnology and medical products.  Prior, from February 2003 through November 2008, he was employed by Mazda President, Inc., Montreal, Canada, as a sales representative and director of customer service.  He devotes approximately 60% of his time to our business affairs.

Camille Sebaaly was appointed as our Chief Financial Officer, Secretary and a Director of our Company on October 15, 2009.  Since 2001, Mr. Sebaaly was self-employed as a business consultant, primarily in the biotechnology and biopharmaceutical sectors, as well as in the hydrogen generation and energy savings fields.  He was a co-founder of Advanomics Corporation with Dr. Slilaty.  He received a Bachelor of Science degree in electrical and computer engineering from the State University of New York at Buffalo in 1987.  He intends to devote all of his time to our business affairs.

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

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Dr. Steve N. Slilaty(1) 579 rue Lajeunesse Laval, Quebec Canada H7X 3K4	34,343,567(2)	72.0%

Common	Michele Di Turi(1) 3100 Boulevard Des Gouverneurs Laval, Quebec Canada H7E 5J3	234,373	*

Common	Camille Sebaaly(1) 14464 Gouin W, #B Montreal, Quebec Canada H9H 1B1	234,373	*

Common	All Officers and Directors As a Group (3 persons)	34,812,313	73.0%

_________________________
*	Less than 1%
(1)	Officer and Director of our Company.
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

We have moved our principal place of business to 2015 Peel Street, 5th Floor, Montreal, Quebec, Canada H3A 1T8.  This is also the location of our licensor, Advanomics Corporation, who is providing this space to us on a rent free basis as of the date of this report. Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  If and when we are able to secure financing we expect that we will lease our own office and laboratory space.

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

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C., our independent accountant, during our fiscal year ended December 31, 2010, as well as for our transitional year ended December 31, 2009:

	December 31, 2010	December 31, 2009
Audit Fees	$7,500	$11,550
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$7,500	$11,550

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal year ended December 31, 2010, for the transitional period ended December 31, 2009, for our prior fiscal year ended July 31, 2009 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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

PART IV

ITEM 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

21.2	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date

3.1	Articles of Incorporation	Form SB-2 Registration Statement	October 19, 2007
3.2	Bylaws	Form SB-2 Registration Statement	October 19, 2007
3.3	Articles of Amendment (Name Change)	Form 8-K Dated November 2, 2009	November 6, 2009
3.4	Statement of Share and Equity Capital Exchange	Form 10-Q for Quarter Ended June 30, 2010	August 4, 2010
3.5	Articles of Amended to Articles of Incorporation	Form 10-Q for Quarter Ended June 30, 2010	August 4, 2010

10.1	Share Exchange Agreement with Sunshine Biopharma, Inc.	Form 8-K Dated October 15, 2009	October 20, 2009
10.2	License Agreement with Advanomics Corp.	Form 8-KA1 Dated October 15, 2009	January 19, 2010
10.3	Amendment No. 1 to License Agreement	Form 8-KA1 Dated October 15, 2009	January 19, 2010
10.4	Research Agreement with The Research Foundation of the State University of New York	Form8-K Dated January 17, 2011	January 19, 2011

21.1	List of Subsidiaries	Form 10-K For FYE July 31, 2009	October 29, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 30, 2011	SUNSHINE BIOPHARMA, INC. By: s/ Dr. Steve N. Slilaty Dr. Steve N. Slilaty, Chief Executive Officer

By: s/ Camille Sebaaly Camille Sebaaly, Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2011.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Michele Di Turi
Michele Di Turi, Director