Form 10-Q
period 2011-03-31
Sunshine Biopharma, Inc
filed 2011-05-12
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 10, 2011, was 30,711,342 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	March 31,	December 31,
	2011	2010
ASSETS

Current Assets:

Cash and cash equivalents	$118,061	$162,391
Prepaid expenses	41,273	45,233

Total Current Assets	159,334	207,624

TOTAL ASSETS	$159,334	$207,624

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable	330	11,404

TOTAL LIABILITIES	330	11,404

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding 850,000 shares.	73,000	73,000

Common Stock, $.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 30,691,342 (2010)	30,711	30,691
and 30,711,342 (March 2011)

Capital paid in excess of par value	1,843,021	1,831,041

Accumulated other comprehesive (Loss)	0	0

(Deficit) accumulated during the development stage	(1,787,728)	(1,738,512)

TOTAL SHAREHOLDERS' EQUITY	159,004	196,220

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$159,334	$207,624

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010	August 17, 2009 (inception)through March 31, 2011

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	3,250	6,295	22,645
Consulting	-	-	147,357
Incorporation Cost	-	-	3,000
Legal	4,111	16,273	115,187
Licenses	-	-	250,000
Office	3,650	115	5,119
Merger costs	-	-	155,150
Professional Services	-	-	47,000
Public Relations	15,119	8,366	69,383
Research and Development	17,650	-	17,650
Stock Transfer Fees	5,436	3,600	9,261
Writedown of intangible assets	-	50,000	945,976

Total G & A	49,216	84,649	1,787,728

Net (Loss)	$(49,216)	$(84,649)	$(1,787,728)

Basic (Loss) per common share	(0.00)

Weighted Average Common Shares Outstanding	30,677,674

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity

	Number Of Common Shares Issued		Capital Paid in Excess of Par Value	Number Of Preferred Shares Issued		Stock Subscription Receivable		Deficit accumulated During the development stage
		Common Stock			Preferred Stock		Comprehensive Income
									Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-		$-	$-

August 17, 2009 issued 703,118 shares of par value $.001 common stock for services valued at or $.004 per share	703,118	703	2,297						3,000

August 19, 2009 issued 218,388 shares of par value $.001 common stock for services valued at or $.004 per share	218,388	218	714						932

August 20, 2009 issued 17,109,194 shares of par value $.001 common stock and 730,000 share of par value $0.10 preferred stock for license agreement Advanomics: Common valued at or $.004 per share and Preferred valued at or $.086 per share	17,109,194	17,109	55,891	850,000	73,000				146,000

September 24, 2009 :

Private Placement-The Company undertook to sell 2,220,552 shares of par value $.001 common stock for cash of $649,000 or $.2922 per share. Company bought 1,150,693 share of par value $.001 stock for cash of $336,312 or $.2922 per share; the remaining 1,069,859 shares were collected forcash of $312,688 in October 2009.	1,150,693	1,151	335,161						336,312

September 24, 2009 Common stock subscription (see notation above) for 1,069,074 shares of par value $.001 common stock valued at $.2922 per share						(312,688)	312,688		-

September 30, 2009 issued 1,710,748 shares of par value $.001 common stock for asset purchase from Sunshine Bio Investment valued at or $.2922 per share	1,710,748	1,711	498,289		-				500,000

Net (Loss)								(650,130)	(650,130)

Balance at September 30, 2009	20,892,141	20,892	892,352	850,000	73,000	(312,688)	312,688	(650,130)	336,114

October 31, 2009 issuance of common stock subscription, upon receipt of cash 1,069,859 shs of par value $.001 common stock valued at $.2922 per share	1,069,859	1,070	311,618			312,688	(312,688)		312,688

October 31, 2009 Outstanding stock of MWBS counted as issued for MWBS net deficit	888,000	888	(30,353)						(29,465)

Subtotal-at October 31, 2009 reverse merger date for accounting purposes	22,850,000	22,850	1,173,617	850,000	73,000	-	-	(650,130)	619,337

November 16, 2009 Note conversions, several, Principle of $26,500 and interest of $2,965	6,810,000	6,810	22,655						29,465

Fractional Shares	7								-

Net (Loss)								(551,000)	(551,000)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	-		(1,201,130)	97,802

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity Continued

	Number Of		Capital Paid	Number Of		Stock Subscription Receivable		Deficit accumulated during the development stage
	Common	Common Stock	in Excess	Preferred	Preferred Stock		Comprehensive Income
	Shares Issued		of Par Value	Shares Issued					Total

June 2, 2010 issued 1,675,000shares of par value $.001 common stockfor services valued at or $.94 per share	1,675,000	1,675	1,572,825						1,574,500

September 30, 2010 reversed issuance of 1,625,000 shares of par value $.001 common stock for services valued at or $.94 per share	(1,625,000)	(1,625)	(1,525,875)						(1,527,500)

September 30, 2010 issued 166,667 shares of par value $.001 common stock for cash at or $.60 per share	166,667	167	99,833						100,000

October 1, 2010 issued 217,000shares of par value $.001 common stock for services valued at or $.60 per share	217,000	217	129,983						130,200

October 29, 2010 issued 100,000shares of par value $.001 common stock for services valued at or $.60 per share	100,000	100	59,900						60,000

October 31, 2010 issued 419,334shares of par value $.001 common stock for cash at or $.60 per share	419,334	419	251,181						251,600

November 30, 2010 issued 78,334 shares of par value $.001 common stock for cash at or $.60 per share	78,334	78	46,922						47,000

Net (Loss)						-		(537,382)	(537,382)

Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,000	$73,000	$-	$-	$(1,738,512)	$196,220

March 29, 2011 issued 20,000shares of par value $.001 common stockfor services valued at or $.60 per share	20,000	20	11,980						12,000

Net (Loss)						-		(49,216)	(49,216)

Balance at March 31, 2011 (Unaudited)	30,711,342	$30,711	$1,843,020	850,000	$73,000	$-	$-	$(1,787,728)	$159,004

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
Unaudited Consolidated Statement Of Cash Flows
(A Development Stage Company)

	3 Months Ended March 31,	3 Months Ended March 31,	August 17, 2009 (inception) through March 31,
	2011	2010	2011
Cash Flows From Operating Activities:

Net (Loss)	$(49,216)	$(1,285,779)	$(1,787,728)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	12,000	0	899,132
Increase in prepaid expenses	3,960	0	(41,273)
Increase in Accounts Payable	(11,074)	1,673	330

Net Cash Flows (used) in operations	(44,330)	(1,284,106)	(929,539)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock	0	0	1,047,600

Net Cash Flows provided by financing activities	0	0	1,047,600

Net Increase (Decrease) In Cash and cash equivalents	(44,330)	(1,284,106)	118,061
Cash and cash equivalents at beginning of period	162,391	112,116	-

Cash and cash equivalents at end of period	$118,061	$(1,171,990)	$118,061

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$12,000	$-	$661,932
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc
Notes To Unaudited Financial Statements
For The Three Month Interim Period Ended March 31, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended March 31, 2011 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2011.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (“SBI”), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”).  As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management.  Also as a result of this transaction we have changed our name to “Sunshine Biopharma, Inc.”   As of the date of this report we are a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.

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

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2011 and 2010

For the three months ended March 31, 2011 and 2010 we did not generate any revenues.

General and administrative expenses during the three month period ended March 31, 2011 were $49,216 compared to general and administrative expense of $84,649 incurred during the three month period ended March 31, 2010, a decrease of $35,433.  During the aforesaid period in 2010, our general and administrative expense included $50,000 write down of intangible assets which we did not incur in the three month period ended March 31, 2011.  In addition, we were able to cut costs of legal and accounting fees.  These reduced expenses were partially offset by increases in office costs, public relations fees and $17,650 in research and development costs.  As a result, we incurred a net loss of ($49,216) (less than $0.01 per share) for the three month period ended March 31, 2011, compared to a net loss of ($84,649) during the three month period ended March 31, 2010.

Because we did not generate any revenues since our inception, following is our plan of operation.

Plan of Operation

Our current business plan is that of a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27a, a multi-purpose anti-tumor compound, has entered preclinical stage with plans to conduct Phase I clinical trials at The Research Foundation of the State University of New York, a not-for-profit educational corporation duly organized and existing under the laws of the State of New York, acting for and on behalf of Binghamton University.  See “Clinical Trials” below.  We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own research and development program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan or to enter clinical trials.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a Carbon-Difluoride derivative of Etoposide, targeted for various forms of cancer.  If sufficient funding can be obtained, Adva-27a is expected to enter Phase I clinical trials for breast cancer and prostate cancer in the US by mid to late 2012.  Etoposide is currently on the market and has been for over 20 years.  It is sold under different brand names by various drug companies including, VePesid, VP-16, Etopophos and Vumon (Bristol-Myers Squibb, the original developer), Toposar (Pfizer), Lastet (Nippon Kayaku Ltd) and Etoposide (TEVA, Bedford Laboratories, Supergen, American Pharmaceutical Partners, Watson Pharmaceuticals, and Genpharm).  Etoposide is an effective anti-tumor compound and is currently in use to treat various types of cancer including leukemia, lymphoma, testicular cancer, breast cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  It is also being tested in clinical trials against other types of cancer such as Kaposi's sarcoma.  Etoposide is administered both intravenously and orally as liquid capsules.

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

This new compound, which we have given the chemical name difluoro-etoposide, is entering Phase I clinical trials in the US and Canada by mid to late 2012.  Subject to receipt of financing, we anticipate the Phase I clinical trials to be completed by mid to late 2013 at which time we will apply for limited marketing approval (see Clinical Trials below).

Table 1
Clinical Trials

We are currently negotiating an agreement with McGill University’s Jewish General Hospital in Montreal (Canada) to conduct Phase I clinical trials for our lead compound, Adva-27a, for lung cancer.  All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.

In addition, effective January 17, 2011, we executed a Research Agreement (the “Agreement”) with The Research Foundation of the State University of New York (“SUNY”), a not-for-profit educational corporation duly organized and existing under the laws of the State of New York, acting for and on behalf of Binghamton University.  The purpose of the Agreement is to memorialize the terms of our working together with Binghamton University to conduct the necessary research and development to advance our lead compound, Adva-27a (difluoro-etoposide) or its derivative, Adva-32a, through various stages of preclinical development, animal studies and Phase I clinical trials for breast cancer and prostate cancer.  The Agreement shall be in force for a period of three (3) years from the Effective Date and shall be renewed automatically for additional one (1) year periods until the project is completed, unless the research is completed prior to the initial three year term of the Agreement.  The relationship between us and The Research Foundation of the State University of New York is exclusive for breast cancer and prostate cancer in the United States.

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

The Agreement also provides for Binghamton University to have an option to continue the development of Adva-27a and/or Adva-32a through Phase II, Phase III and other clinical trials until full FDA approval for breast cancer and prostate cancer is obtained on terms to be mutually agreed in the future.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash or cash equivalents of $118,061.

Net cash used in operating activities was $44,330 during the three month period ended March 31, 2011, compared to $1,284,106 for the three month period ended March 31, 2010. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows provided or used in investing activities were $0 for the three month periods ended March 31, 2011 and 2010.  Cash flows provided or used by financing activities were also $0 for the three month periods ended March 31, 2011 and 2010.

During our fiscal year ended December 31, 2010, we conducted a private placement of our Common Stock whereby we sold 664,335 shares at a price of $0.60 per share and received proceeds of $398,600 therefrom.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock, through short-term borrowing and by application for grants in conjunction with SUNY Binghamton with whom we have contracted to perform Phase 1 testing of our Adva-27a drug. We estimate that we will require approximately $7.5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms and venture capitalists to provide these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2011.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2011 we issued 20,000 shares of our Common Stock as part of a private offering we commenced whereby we are offering up to 6,000,000 shares of our Common Stock at a price of $0.60 per share.  We relied upon the exemption from registration provided by Regulation D and Regulation S as promulgated under the Securities Act of 1933, as amended, to issue these shares.  All proceeds derived from this private offering have been used for research and development activities and general and administrative expense.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  [Removed and reserved.]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2011.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

By:	/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer