Form 10-Q
period 2011-06-30
Sunshine Biopharma, Inc
filed 2011-08-09
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2011

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 5, 2011, was 30,711,342 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	June 30,	December 31
	2011	2010
ASSETS

Current Assets:

Cash and cash equivalents	$101,241	$162,391
Prepaid expenses	41,273	45,233

Total Current Assets	142,514	207,624

TOTAL ASSETS	$142,514	$207,624

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable	-	11,404

TOTAL LIABILITIES	-	11,404

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding 850,000 shares.	73,000	73,000

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 30,691,342 (2010)
and 30,711,342 (June 2011)	30,711	30,691

Capital paid in excess of par value	1,843,021	1,831,041

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(1,804,218)	(1,738,512)

TOTAL SHAREHOLDERS' EQUITY	142,514	196,220

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$142,514	$207,624

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	August 17,
	3 Months	3 Months	2009 (inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	4,000	1,500	26,645
Consulting	-	-	147,357
Incorporation Cost	-	-	3,000
Legal	11,729	12,035	126,916
Licenses	-	-	250,000
Office	-	25	5,119
Merger Cost	-	-	155,150
Profesisonal fees	-	1,574,500	47,000
Public Relations	-	-	69,383
Research and Development	-	-	17,650
Stock Transfer Fee	761	-	10,022
Writedown of intangible assets	-	-	945,976

Total G & A	16,490	1,588,060	1,804,218

Net (Loss)	$(16,490)	$(1,588,060)	$(1,804,218)

Basic (Loss) per common share	(0.00)	(0.05)

Weighted Average Common Shares Outstanding	30,800,925	29,799,590

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

			August 17,
	6 Months	6 Months	2009 (inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	7,250	7,795	26,645
Consulting	-	-	147,357
Incorporation Cost	-	-	3,000
Legal	15,840	28,308	126,916
Licenses	15,119	-	250,000
Office	3,650	140	5,119
Merger Cost	-	-	155,150
Profesisonal fees	-	1,574,500	47,000
Public Relations	-	8,366	69,383
Research and Development	17,650	-	17,650
Stock Transfer Fee	6,197	3,600	10,022
Writedown of intangible assets	-	50,000	945,976

Total G & A	65,706	1,672,709	1,804,218

Net (Loss)	$(65,706)	$(1,672,709)	$(1,804,218)

Basic (Loss) per common share	(0.00)	(0.06)

Weighted Average Common Shares Outstanding	30,800,925	29,799,590

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity

								Deficit accumulated During the development stage
	Number Of Common Shares Issued
			Capital Paid in Excess of Par Value	Number Of Preferred Shares Issued		Stock Subscription Receivable
		Common Stock			Preferred Stock		Comprehensive Income
									Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-		$-	$-

August 17, 2009 issued 703,118 shares of par value $.001 common stock for services valued at or $.004 per share	703,118	703	2,297						3,000

August 19, 2009 issued 218,388 shares of par value $.001 common stockfor services valued at or $.004 per share	218,388	218	714						932

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

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity
Continued

								Deficit accumulated During the development stage
	Number Of Common Shares Issued			Number Of Preferred Shares Issued
			Capital Paid in Excess of Par Value			Stock Subscription Receivable
		Common Stock			Preferred Stock		Comprehensive Income
									Total

June 2, 2010 issued 1,675,000 shares of par value $.001 common stockfor services valued at or $.94 per share	1,675,000	1,675	1,572,825						1,574,500

September 30, 2010 reversed issuance of 1,625,000 shares of par value $.001 common stockfor services valued at or $.94 per share	(1,625,000)	(1,625)	(1,525,875)						(1,527,500)

September 30, 2010 issued 166,667 shares of par value $.001 common stockfor cash at or $.60 per share	166,667	167	99,833						100,000

October 1, 2010 issued 217,000 shares of par value $.001 common stock for services valued at or $.60 per share	217,000	217	129,983						130,200

October 29, 2010 issued 100,000 shares of par value $.001 common stock for services valued at or $.60 per share	100,000	100	59,900						60,000

October 31, 2010 issued 419,334 shares of par value $.001 common stock for cash at or $.60 per share	419,334	419	251,181						251,600

November 30, 2010 issued 78,334 shares of par value $.001 common stockfor cash at or $.60 per share	78,334	78	46,922						47,000

Net (Loss)						-		(537,382)	(537,382)

Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,000	$73,000	$-	$-	$(1,738,512)	$196,220

March 29, 2011 issued 20,000 shares of par value $.001 common stock for services valued at or $.60 per share	20,000	20	11,980						12,000

Net (Loss)						-		(65,706)	(65,706)

Balance at June 30, 2011 (Unaudited)	30,711,342	$30,711	$1,843,020	850,000	$73,000	$-	$-	$(1,804,218)	$142,514

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

			August 17,
	6 Months	6 Months	2009 (inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011
Cash Flows From Operating Activities:

Net (Loss)	$(65,706)	$(1,672,709)	$(1,804,218)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock issued for licenses, services, and other assets	12,000	1,574,500	899,132
Increase in prepaid expenses	3,960	0	(41,273)
Increase in Accounts Payable	(11,404)	2,384	0

Net Cash Flows (used) in operations	(61,150)	(95,825)	(946,359)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock	0	0	1,047,600

Net Cash Flows provided by financing activities	0	0	1,047,600

Net Increase (Decrease) In Cash and cash equivalents	(61,150)	(95,825)	101,241
Cash and cash equivalents at beginning of period	162,391	112,116	-

Cash and cash equivalents at end of period	$101,241	$16,291	$101,241

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$12,000	$1,256,250	$661,932
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc
Notes To Unaudited Financial Statements
For The Six Month Interim Period Ended June 30, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim period ended June 30, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and six month interim period ended June 30, 2011 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2011.

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

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2011 and 2010

For the six months ended June 30, 2011 and 2010 we did not generate any revenues.

General and administrative expenses during the six month period ended June 30, 2011 were $65,706, compared to general and administrative expense of $1,672,709 incurred during the six month period ended June 30, 2010, a decrease of $1,607,003.  During the aforesaid period in 2010, our general and administrative expense included a one-time charge of $1,574,500 paid by the issuance of shares of our Common Stock to various consultants and a $50,000 write down of intangible assets, which we did not incur in the six month period ended June 30, 2011.  During the six month period ended June 30, 2011 we did cut costs of professional fees.  These reduced expenses were partially offset by increases in office costs, license fees of $15,840, stock transfer fees of $6,197 and $17,650 in research and development costs.  As a result, we incurred a net loss of ($65,706) (less than $0.01 per share) for the six month period ended June 30, 2011, compared to a net loss of ($1,672,709) during the six month period ended June 30, 2010.

Comparison of Results of Operations for the three months ended June 30, 2011 and 2010

General and administrative expenses during the three month period ended June 30, 2011 were $16,490, compared to general and administrative expense of $1,588,060 incurred during the three month period ended June 30, 2010, a decrease of $1,571,570.  During the aforesaid period in 2010, our general and administrative expense included a one-time charge of $1,574,500 paid by the issuance of shares of our Common Stock to various consultants which we did not incur in the three month period ended June 30, 2011.  During the three month period ended June 30, 2011, we incurred increases in accounting fees and stock transfer fees.  As a result, we incurred a net loss of ($16,490) (less than $0.01 per share) for the three month period ended June 30, 2011, compared to a net loss of ($1,588,060) during the three month period ended June 30, 2010.

Because we did not generate any revenues since our inception, following is our plan of operation.

Plan of Operation

Our business plan is that of a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27a, is multi-purpose anti-tumor compound currently in preclinical stage with plans to conduct Phase I clinical trials at the Segal Cancer Centre of the Jewish General Hospital, one of McGill University’s Hospital Centers located in Montreal, Canada.  See “Clinical Trials” below.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a Carbon-Difluoride derivative of Etoposide, targeted for various forms of cancer.  If sufficient funding can be obtained, Adva-27a is expected to enter Phase I clinical trials for breast cancer by mid to late 2012.  Etoposide is currently on the market and has been for over 20 years.  It is sold under different brand names by various drug companies including, VePesid, VP-16, Etopophos and Vumon (Bristol-Myers Squibb, the original developer), Toposar (Pfizer), Lastet (Nippon Kayaku Ltd) and Etoposide (TEVA, Bedford Laboratories, Supergen, American Pharmaceutical Partners, Watson Pharmaceuticals, and Genpharm).  Etoposide is an effective anti-tumor compound and is currently in use to treat various types of cancer including leukemia, lymphoma, testicular cancer, breast cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  It is also being tested in clinical trials against other types of cancer, such as Kaposi's sarcoma.  Etoposide is administered both intravenously and orally as liquid capsules.

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

This new compound, which we have given the chemical name difluoro-etoposide, is expected to enter Phase I clinical trials in Canada by mid to late 2012.  Subject to receipt of financing, we anticipate the Phase I clinical trials to be completed by mid to late 2013 at which time we will apply for limited marketing approval (see Clinical Trials below).

Table 1

Clinical Trials

In June 2011 we reached an agreement with McGill University’s Jewish General Hospital in Montreal (Canada) to conduct Phase I clinical trials for our lead compound, Adva-27a, for breast cancer and other indications.  All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.

In addition, effective January 17, 2011, we executed a Research Agreement (the “Agreement”) with The Research Foundation of the State University of New York acting for and on behalf of Binghamton University.  The purpose of the Agreement is to conduct the necessary research and development to advance our lead compound, Adva-27a (difluoro-etoposide), through various stages of preclinical development.  The Agreement shall be in force for a period of six (3) years from the Effective Date and shall be renewed automatically for additional one (1) year periods until the Project is completed.

All of the work in respect of the project to be performed within the framework of the Agreement with the Research Foundation of the State University of New York shall be financed by the Parties working together to secure grants by acting as co-applicants and submitting funding applications to various Federal, State, local and private sources.  The Agreement is subject to the procurement of funding.  In the event that said funding is not obtained or is subsequently disrupted, cancelled or otherwise found to be insufficient to complete the project, the Agreement shall terminate at that time.  To date, funding has been provided by us.  As of the date of this report no definitive agreement is in place to provide full funding and there can be no assurances that such funding will be secured in an amount sufficient to conduct the project, or at all, but based upon existing discussions our management is confident that the parties to the Agreement will secure such funding in the near future.

We anticipate the clinical trials will be completed by mid to late 2013, at which time we together with our licensor will file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S. (see Marketing below).

Subsequent Event

In July 2011 we completed a study in which the mechanism of clearance of our new drug, Adva-27a, was analyzed using human liver microsomes in vitro.  Clearance refers to the mechanism by which a drug is metabolized and eliminated by the body.  One of the pathways for eliminating drugs by the body involves the Cytochrome P450 catalytic cycle.  In drug development it is important to determine whether or not a given compound of interest undergoes elimination through the Cytochrome P450 catalytic cycle as this natural process can produce toxic (poisonous) intermediates which would render the compound unusable as a drug.  Studies of this nature are initially performed in vitro using human liver microsomes containing or lacking Cytochrome P450 activity.  The results of such studies for our Adva-27a revealed that this compound is cleared by pathways which are independent of Cytochrome P450.  The observed intrinsic clearance rates (microliter per minute per milligram protein) for Adva-27a were 60 and 43 in the presence and absence of Cytochrome P450 activity, respectively.

Marketing

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the indications Advanomics is planning to study, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following receipt of funding and a successful Phase I.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy and/or “compassionate-use,” thereby generating some revenues.  Similarly to the existing Etoposide, our Adva-27a product is anticipated to be a single-treatment blister-pack comprised of 20 gel-caps each containing 50 milligrams of Adva-27a (difluoro-etoposide) for a total of 1 gram per pack.

Liquidity and Capital Resources

As of June 30, 2011, we had cash or cash equivalents of $101,241.

Net cash used in operating activities was $61,150 during the six month period ended June 30, 2011, compared to $95,825 for the six month period ended March 31, 2010. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows provided or used in investing activities were $0 for the six month periods ended June 30, 2011 and 2010.  Cash flows provided or used by financing activities were also $0 for the six month periods ended June 30, 2011 and 2010.

During our fiscal year ended December 31, 2010, we conducted a private placement of our Common Stock whereby we sold 664,335 shares at a price of $0.60 per share and received proceeds of $398,600 therefrom.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock, through short-term borrowing and by application for grants in conjunction with the Research Foundation of the State University of New York with whom we have contracted to perform testing of our Adva-27a drug. We estimate that we will require approximately $7.5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms, venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2011.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2011.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

By:	/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer