Form 10-Q
period 2011-09-30
Sunshine Biopharma, Inc
filed 2011-11-08
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑  No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 7, 2011, was 31,037,342 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Consolidated Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	September	December
	30, 2011	31, 2010
ASSETS

Current Assets:

Cash and cash equivalents	$178,473	$162,391
Prepaid expenses	45,745	45,233

Total Current Assets	224,218	207,624

TOTAL ASSETS	$224,218	$207,624

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable	4,545	11,404

TOTAL LIABILITIES	4,545	11,404

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding 850,000 shares.	73,000	73,000

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 30,691,342 (2010)
and 31,037,342 (September 2011)	31,037	30,691

Capital paid in excess of par value	2,038,294	1,831,041

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(1,922,658)	(1,738,512)

TOTAL SHAREHOLDERS' EQUITY	219,673	196,220

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$224,218	$207,624

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Operations
(Unaudited)
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	September	September
	30, 2011	30, 2010

Revenue:	$-	$-

General & Administrative Expenses

Accounting	2,175	9,795
Incorporation Cost	-	283
Legal	584	41,166
Licenses	100,000	-
Office	3,604	-
Profesisonal fees	7,500	47,000
Public Relations	-	8,366
Stock Transfer Fee	2,578	3,825
Writedown of intangible assets	-	50,000

Total G & A	116,441	160,435

Net (Loss)	$(116,441)	$(160,435)

Basic (Loss) per common share	(0)	(0)

Weighted Average Common Shares Outstanding	30,738,509	29,690,563

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Operations
(Unaudited)
(A Development Stage Company)

		August 17,
	9 Months	2009 (inception)	August 17,
	Ended	through	2009 (inception)
	September	September	through September
	30, 2011	30, 2010	30, 2011

Revenue:	$-	$-	$-

General & Administrative Expenses

Accounting	9,425	2,500	28,820
Consulting	-	-	147,357
Incorporation Cost	-	-	3,000
Legal	18,424	25,600	129,500
Licenses	100,000	-	350,000
Office	7,253	905	8,722
Merger Cost	-	155,150	155,150
Profesisonal fees	7,500	-	54,500
Public Relations	15,119	3,000	69,383
Research and Development	17,650	-	17,650
Stock Transfer Fee	8,775	-	12,600
Writedown of intangible assets	-	945,974	945,976

Total G & A	184,146	1,133,129	1,922,658

Net (Loss)	$(184,146)	$(1,133,129)	$(1,922,658)

Basic (Loss) per common share	(0.01)	(0.12)

Weighted Average Common Shares Outstanding	30,733,509	9,724,171

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Cash Flows
(Unaudited)
(A Development Stage Company)

	9 Months Ended September	9 Months Ended September	August 17, 2009 (inception) through September
	30, 2011	30, 2010	30, 2011
Cash Flows From Operating Activities:

Net (Loss)	$(184,146)	$(1,133,129)	$(1,922,658)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	12,000	663,974	899,132
Increase in prepaid expenses	(512)	-	(45,745)
Increase in Accounts Payable	(6,860)	-	4,544

Net Cash Flows (used) in operations	(179,518)	(469,155)	(1,064,727)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock	195,600	649,000	1,243,200

Net Cash Flows provided by financing activities	195,600	649,000	1,243,200

Net Increase (Decrease) In Cash and cash equivalents	16,082	179,845	178,473
Cash and cash equivalents at beginning of period	162,391	-	-

Cash and cash equivalents at end of period	$178,473	$179,845	$178,473

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$240,000	$663,974	$889,932
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity
(Unaudited)

								Deficit accumulated
	Number Of		Capital Paid	Number Of		Stock		During the
	Common	Common	in Excess	Preferred	Preferred	Subscription	Comprehensive	development
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Receivable	Income	stage	Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-		$-	$-

August 17, 2009 issued 703,118 shares of par
value $.001 common stock for services valued
at or $.004 per share	703,118	703	2,297						3,000

August 19, 2009 issued 218,388 shares of par
value $.001 common
stock for services valued at or $.004 per share	218,388	218	714						932

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
of par value $.001 stock for cash of $336,312 or $.2922 per share;the remaining 1,069,859 shares were collected for cash of $312,688 in
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

October 31, 2009 issuance of common stocks ubscription, upon
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

November 16, 2009 Note conversions,several, Principle of $26,500 and
interest of $2,965	6,810,000	6,810	22,655						29,465

Fractional Shares	7								-

Net (Loss)								(551,000)	(551,000)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	-		(1,201,130)	97,802

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
(A Development Stage Company)
Unaudited Statement of Shareholders' Equity
Continued

								Deficit accumulated
	Number Of		Capital Paid	Number Of		Stock		During the
	Common	Common	in Excess	Preferred	Preferred	Subscription	Comprehensive	development
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Receivable	Income	stage	Total

June 2, 2010 issued 1,675,000 shares of par value $.001 common stock for services valued

at or $.94 per share	1,675,000	1,675	1,572,825						1,574,500

September 30, 2010 reversed issuance of 1,625,000 shares of par value $.001 common
stock for services valued at or $.94 per share	(1,625,000)	(1,625)	(1,525,875)						(1,527,500)

September 30, 2010 issued 166,667 shares of
par value $.001 common stock for cash at or
$.60 per share	166,667	167	99,833						100,000

October 1, 2010 issued 217,000 shares of par
value $.001 common stock for services valued
at or $.60 per share	217,000	217	129,983						130,200

October 29, 2010 issued 100,000 shares of par
value $.001 common stock for services valued
at or $.60 per share	100,000	100	59,900						60,000

October 31, 2010 issued 419,334shares of par
value $.001 common stock for cash at or
$.60 per share	419,334	419	251,181						251,600

November 30, 2010 issued 78,334 shares of
par value $.001 common stock for cash at or
$.60 per share	78,334	78	46,922						47,000

Net (Loss)						-		(537,382)	(537,382)

Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,000	$73,000	$-	$-	$(1,738,512)	$196,220

March 29, 2011 issued 20,000 shares of par
value $.001 common
stock for services valued at or $.60 per share	20,000	20	11,980						12,000

September 1, 2011 issued 326,00 shares of par
value $.001 common stock in a private offering
for cash at $1.67 per share	326,000	326	195,274						195,600

Net (Loss)						-		(184,146)	(184,146)

Balance at September 30, 2011 (Unaudited)	31,037,342	$31,037	$2,038,294	850,000	$73,000	$-	$-	$(1,922,658)	$219,674

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc
Notes To Unaudited Consolidated Financial Statements
For The Nine Month Interim Period Ended September 30, 2011

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim period ended September 30, 2011 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and nine month interim period ended September 30, 2011 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2011.

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

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2011 and 2010

For the nine months ended September 30, 2011 and from inception (August 17, 2009) through September 30, 2011, we did not generate any revenues.

General and administrative expenses during the nine month period ended September 30, 2011 were $184,146, compared to general and administrative expense of $1,133,129 incurred from August 17, 2010 (inception) through September 30, 2010, a decrease of $948,983.  During the aforesaid period in 2010, our general and administrative expense included $945,974 in write downs of intangible assets and $155,150 in costs associated with our merger discussed above under “Overview”.  We did not write down any assets during the nine months ended September 30, 2011.  However, during our nine month period ended September 30, 2011, most of the other categories of general and administrative expense increased, including accounting fees by $6,925, office costs by $6,348, professional fees by $7,500, public relations fees by $12,119 and research and development costs by $17,650 as we commenced our business as a reporting pharmaceutical company.  As a result, we incurred a net loss of $184,146 (approximately $0.01 per share) for the nine month period ended September 30, 2011, compared to a net loss of $1,133,129 (approximately $0.12 per share) from our inception at August 17, 2009 through September 30, 2010.

Comparison of Results of Operations for the three months ended September 30, 2011 and 2010

For the three months ended September 30, 2011 and from inception (August 17, 2009) through September 30, 2011, we did not generate any revenues.

General and administrative expenses during the three month period ended September 30, 2011 were $116,441, compared to general and administrative expense of $160,435 incurred during the three month period ended September 30, 2010, a decrease of $43,994.  This decrease was attributable to a decrease in accounting fees by $7,620, legal by $40,582 and professional fees by $39,500.  However, during the three months ended September 30, 2011, we incurred $100,000 in licensing fees and $3,604 in office costs that we did not incur in 2010.  During the aforesaid period in 2010, our general and administrative expense included $50,000 in write downs of intangible assets.  We did not write down any assets during the three months ended September 30, 2011.  As a result, we incurred a net loss of $116,441 (less than $0.01 per share) for the three month period ended September 30, 2011 compared to a net loss of $160,435 during the three month period ended September 30, 2010 (less than $0.01 per share).

Because we did not generate any revenues during the prior fiscal year, following is our plan of operation.

Plan of Operation

Our business plan is that of a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27a, is a multi-purpose anti-tumor compound currently in preclinical stage with plans to conduct Phase I clinical trials at the Segal Cancer Centre of the Jewish General Hospital, one of McGill University’s Hospital Centers located in Montreal, Canada.  See “Clinical Trials” below.

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

Carbon-Difluoride Technology

Many therapeutically important compounds contain diester bonds that link different parts of the molecule together.  Diester bonds are naturally unstable often leading to suboptimal performance when the molecule is administered to patients.  Diester bonds have specific three-dimensional structure, as well as electrostatic properties that cannot be easily mimicked by other bonds.  Bonds that do not mimic the diester bond correctly invariably render the compound inactive.  In collaboration with Institut National des Sciences Appliquées de Rouen in France (“INSA”), Advanomics has developed a way to replace the diester bond with a Carbon-Difluoride bond which acts as a diester isostere.  An isostere is a different chemical structure that mimics the properties of the original.  In the body, Carbon-Difluoride compounds are resistant to metabolic degradation but recognized similarly to the diester compounds (See Figure 1).

Figure 1

While no assurances can be provided, we are planning to expand our product line through acquisitions and/or in-licensing as well as in-house research and development.

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a Carbon-Difluoride derivative of Etoposide, targeted for various forms of cancer.  If sufficient funding can be obtained, Adva-27a is expected to enter Phase I clinical trials for breast cancer by late 2013.  Etoposide is currently on the market and has been for over 20 years.  It is sold under different brand names by various drug companies including, VePesid, VP-16, Etopophos and Vumon (Bristol-Myers Squibb, the original developer), Toposar (Pfizer), Lastet (Nippon Kayaku Ltd) and Etoposide (TEVA, Bedford Laboratories, Supergen, American Pharmaceutical Partners, Watson Pharmaceuticals, and Genpharm).  Etoposide is currently in use to treat various types of cancer including leukemia, lymphoma, testicular cancer, breast cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  It is also being tested in clinical trials against other types of cancer, such as Kaposi's sarcoma and stomach cancer.  Etoposide is administered both intravenously and orally as liquid capsules.

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

Although Adva-27a is a derivative of Etoposide, it is in fact a new chemical entity and has displayed markedly different activity in various laboratory tests.  For example, in addition to enhanced cytotoxicity (Table 1), Adva-27a has shown unique pharmaceutical properties of substantial interest.  Our preclinical studies to date have shown that:

• Adva-27a is 16-times more effective at killing multidrug resistant breast cancer cells than Etoposide.
• Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.
• Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies.
• Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.
• Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar.
• Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.
• Adva-27a’s initial indication will be multidrug resistant breast cancer for which there are little or no treatment options.

Adva-27a, which we have given the chemical name difluoro-etoposide, is expected to enter Phase I clinical trials in Canada in late 2013.  Subject to receipt of financing, we anticipate the Phase I clinical trials to be completed by late 2014 at which time we expect to apply for limited marketing approval (see Clinical Trials below).

Table 1

Clinical Trials

In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal (Canada) to conduct Phase I clinical trials for our lead compound, Adva-27a, for multidrug resistant breast cancer.  All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.

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

We anticipate the clinical trials will be completed by late 2014, at which time we, together with our licensor, expect to file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S. (see Marketing below).

Marketing

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the indications Advanomics is planning to study, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following receipt of funding and a successful Phase I.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy and/or “compassionate-use,” thereby generating some revenues.  The Adva-27a product is anticipated to be a single-treatment blister-pack comprised of 20 gel-caps each containing 50 milligrams of Adva-27a (difluoro-etoposide) for a total of 1 gram per pack.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $178,473, not including $45,745 in prepaid expenses.

Net cash used in operating activities was $179,518 during the nine months ended September 30, 2011, compared to $469,155 during the nine months ended September 30, 2010.  We anticipate that overhead costs in current operations will increase in the future upon commencement of clinical trials.

Cash flows provided or used in investing activities were $0 in the nine months ended September 30, 2011.  Cash flows provided or used by financing activities were $195,600 during this period.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing.  Such financing will be required to enable us to further our drug development activities, laboratory studies, research and development capabilities and continue operations.  We intend to raise funds through private placements of our common stock, through short-term borrowing and by application for grants in conjunction with the Research Foundation of the State University of New York with whom we have contracted to perform testing of our Adva-27a drug. We estimate that we will require approximately $7.5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms, venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

Our cost to continue operations are expected to increase once we commence Phase I clinical trials.  We do not have sufficient funds to cover the anticipated increase in these expenses. We need to raise additional funds in order to continue our existing operations, to initiate research and development activities, and to finance our plans to expand our operations for the next year.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2011.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2011 we issued 326,000 shares of our Common Stock  at a price of $0.60 per share.  We relied upon the exemption from registration provided by Regulation D and S as promulgated under the Securities Act of 1933, as amended, to issue these shares.  We utilized these funds for our general and administrative expenses, including research and development activities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

[Removed and reserved.]

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2011.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

By:	/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer