Form 10-K
period 2011-12-31
Sunshine Biopharma, Inc
filed 2012-03-19
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ______ to_______.

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
Yes ☑   No  ☐

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

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 15, 2012 was $2,783,306.

As of March 15, 2012, the Registrant had 48,728,842 shares of Common Stock issued and outstanding.

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

PART I

ITEM 1.BUSINESS

History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (“SBI”), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”).  As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management (see PART III, Item 10, below).  The effectiveness of the Agreement was conditional upon various conditions being satisfied, including the filing of our Form 10-K for our fiscal year ended July 31, 2009 and SBI changing its name to Sunshine Etopo, Inc.  These conditions were satisfied and Sunshine Etopo (formerly SBI) is now a wholly owned subsidiary of our Company.  Also as a result of this transaction we have changed our name to “Sunshine Biopharma, Inc.”

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

On April 19, 2010, the holders of a majority of our voting securities executed their written consent to amend our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of Common Stock, par value $0.001 per share, and 1,000,000 shares of Preferred Stock, to 200,000,000 shares of Common Stock having a par value of $0.001 per share and 5,000,000 shares of Preferred Stock, consisting of 4,150,000 shares of Preferred Stock, $.10 par value, and 850,000 shares of Series “A” Preferred Stock, $0.10 par value per share.

On December 21, 2011, Advanomics Corporation, a privately held Canadian company (“Advanomics”), and our licensor, exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

Description of Current Business

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The preclinical studies for our lead compound, Adva-27a, a multi-purpose anti-tumor compound, were successfully completed in 2011.  We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of GMP manufacturing, IND-enabling studies, regulatory filing and Phase I clinical trials.  We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers.  The planned indication will be multidrug resistant breast cancer as Adva-27a has shown a positive effect on this type of cancer for which there is currently little or no treatment options (see “Clinical Trials” below).

We have licensed our technology on an exclusive basis from Advanomics, and we are planning to initiate our own research and development program as soon as practicable once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.

Carbon-Difluoride Platform Technology

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If sufficient funding can be obtained, Adva-27a is expected to enter Phase I clinical trials for multidrug resistant breast cancer in late 2013 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a appears to be effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive type of cancer (see Figure 2).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

•	Adva-27a is 16-times more effective at killing multidrug resistant breast cancer cells than Etoposide.
•	Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.
•	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.
•	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.
•	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar.
•	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.

Figure 2: The Data Shown Are for Drug Sensitive (MCF-7) and
Multidrug Resistant (MCF-7/MDR) Breast Cancer Cells

Table 1

Clinical Development Path

The early stage preclinical studies for our lead compound, Adva-27a, were successfully completed in late 2011.  We are now continuing our clinical development program of Adva-27a by conducting the next sequence of steps comprised of the following:

•	GMP Manufacturing (for use in IND-Enabling Studies and Phase I Clinical Trials)
•	IND-Enabling Studies
•	Regulatory Filing (Fast-Track Status Anticipated)
•	Phase I Clinical Trials (Multidrug Resistant Breast Cancer Indication)

Clinical Trials

Adva-27a’s initial indication will be multidrug resistant breast cancer for which there are little or no treatment options.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for this indication.  All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.  We anticipate that the clinical trials will be completed by late 2014, at which time we, together with our licensor, expect to file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S.  See “Marketing,” below.

Marketing

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the multidrug resistant breast cancer indication we are planning to study, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following receipt of funding and a successful Phase I clinical trial.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy and/or “compassionate-use”, thereby generating some revenues in the near-term.

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Government Regulations

Our existing and proposed business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.  We will be subject to significant regulations in the US in order to obtain the approval of the Food and Drug Administration (“FDA”) to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND (Investigational New Drug) application following which the FDA would give the go ahead with Phase I clinical (human) trials.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval on a humanitarian basis if the drug treats terminally ill patients with limited treatment options available.  We have not as of this date made any filings with the FDA or other regulatory bodies in other jurisdictions.  We have however had extensive discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for multidrug resistant breast cancer they believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancer which we will be treating.  There are no assurances this will occur.

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

Our independent registered public accounting firm included an explanatory paragraph in their report included herein on our financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern.  Our cash and cash equivalents were sufficient to fund our existing development commitments, indebtedness and general operating expenses through December 31, 2011; however, we will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2012.

We have incurred losses in the past and expect to incur greater losses until we implement our business plan.

We are a development stage company and we have not yet begun generating revenues and we do not expect to begin generating revenues until the clinical trials for our sole product candidate is completed and is successful.  In particular, our multi-purpose anti-tumor compound, Adva-27a, expects to be entering Phase I clinical trials for multidrug resistant breast cancer indication during 2013, provided that we are successful in obtaining the funding necessary to conduct these trials.  We expected that we would begin these clinical trials during 2011, but were unable to secure sufficient funding to undertake this activity.  There can be no assurances that we will be successful in raising the funds necessary to conduct these trials.  Further, there can be no assurance that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify undesirable side effects.  There can be no assurance that any of our therapeutic products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be produced in commercial quantities at reasonable costs, be successfully marketed or be profitable enough that we will recoup the investment made in such product candidates.

We are a development stage company and may never attain product sales.

We have not received approval for any of our product candidates from the U.S. Food and Drug Administration, ("FDA").  Any compounds that we discover or in-license will require extensive and costly development, preclinical testing and/or clinical trials prior to seeking regulatory approval for commercial sales.  Our most advanced product candidate, Adva-27a, and any other compounds we discover, develop or in-license, may never be approved for commercial sale.  The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.

We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.  We have incurred significant net losses since our formation in 2009.  We have incurred an accumulated deficit of $2,294,714 as of December 31, 2011.  Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates.  To date, we have not generated any revenues and we do not anticipate generating any revenues in the near term, if ever.  We expect to increase our operating expenses over the next several years as we plan to:

•	Prepare and carry out for the development of Adva-27a;
•	Expand our research and development activities;
•	Increase our required corporate infrastructure and overhead.

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

To the extent we raise additional capital by issuing equity securities our stockholders could experience substantial dilution.  Any additional equity securities we issue or issuances of debt we may enter into or undertake may have rights, preferences or privileges senior to those of existing holders of stock.  To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

Regulatory requirements may change in a manner that requires us to conduct additional clinical trials, which may delay or prevent commercialization of Adva-27a.  We cannot provide any assurance that the FDA will not require us to repeat existing studies or conduct new or unforeseen experiments in order to demonstrate the safety and efficacy of Adva-27a before considering the approval of Adva-27a for the treatment of lung cancer or breast cancer indication.  Further, FDA Advisory Panel meetings discussing such drug approvals may result in the heightened scrutiny of Adva-27a for the treatment of lung cancer or breast cancer.

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

Currently, Dr. Steve N. Slilaty owns, either directly or indirectly, approximately 70% of our outstanding voting securities.  As a result, he has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

We do not currently have product sales and marketing capabilities.  If we receive regulatory approval to commence commercial sales of any of our product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services in other jurisdictions.  If we receive approval to commercialize Adva-27a for the treatment of breast cancer indication, we intend to engage additional pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and abroad.  We may not be able to negotiate favorable distribution partnering arrangements, if at all.  To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

Our ability to generate any significant revenues in the near-term is dependent entirely on the successful commercialization and market acceptance of Adva-27a.  Factors that may inhibit our efforts to commercialize Adva-27a or other product candidates without strategic partners or licensees include:

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

We are a development stage company with three employees.  Most of our competitors, such as Bristol-Myers Squibb, Pfizer, TEVA, Amgen, and others, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have.  The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change.  Many of the drugs that we are attempting to discover or develop will compete with existing therapies if we receive marketing approval.  Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidates we develop.  This may render our technology or product candidates obsolete and noncompetitive.  Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

In addition, our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors.  Our Board of Directors may, without stockholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

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

No matters were submitted to our shareholders during the past year.

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

Quarter Ended	High	Low

March 31, 2011	$0.70	$0.125
June 30, 2011	$0.75	$0.10
September 31, 2011	$1.36	$0.25
December 31, 2011	$0.60	$0.12
March 31, 2010	$1.25	$0.00
June 30, 2010	$0.99	$0.00
September 31, 2010	$1.15	$0.45
December 31, 2010	$1.25	$0.35

As of March 14, 2012, the closing bid price of our Common Stock was $0.20.

Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations.  See PART I, Item 1A, Risk Factors.

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

Holders

We had 87 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

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

On April 19, 2010, the holders of a majority of our voting securities executed their written consent to amend our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of Common Stock, par value $0.001 per share, and 1,000,000 shares of Preferred Stock, to 200,000,000 shares of Common Stock having a par value of $0.001 per share and 5,000,000 shares of Preferred Stock, consisting of 4,150,000 shares of Preferred Stock, $0.10 par value per share, and 850,000 shares of Series “A” Preferred Stock, $0.10 par value per share.

Our principal place of business is located at 2015 Peel Street, 5th Floor, Montreal, Quebec, Canada H3A 1T8.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2010 and 2011

Total expenses, including general and administrative expenses and research and development expenses for our fiscal year ended December 31, 2011 were $556,202, compared to $537,382 during our fiscal year ended December 31, 2010, an increase of $18,820.  During our fiscal year ended December 31, 2010, our principal expenses included $250,000 in license fees, compared to $200,000 in 2011 and $145,302 in business consulting fees, compared to $15,000 during the fiscal year ended December 31, 2011.  However, during our fiscal year ended December 31, 2011, we incurred public relation fees of $140,504, compared to $60,366 during our fiscal year ended December 31, 2010.  We also incurred $142,650 in research and development costs during our fiscal year ended December 31, 2011.  No such expenses were incurred prior to 2011.  The other major components of our general and administrative expenses were costs associated with our being a public reporting company.

As a result, we incurred a net loss of $556,202 (approximately $0.02 per share) for the fiscal year ended December 31, 2011, compared to a net loss of $537,382 during our fiscal year ended December 31, 2010 (approximately $0.02 per share).

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27, a multi-purpose anti-tumor compound, is expected to enter Phase I clinical trials in 2013.  We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own research and development program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.  More details about our Plan of Operations are provided above under PART I, Item 1, Business, above.

Liquidity and Capital Resources

As of December 31, 2011, we had cash or cash equivalents of $60,692.

Net cash used in operating activities was $348,325 for the period from August 17, 2009 (inception) through December 31, 2010, compared to $297,299 during our fiscal year ended December 31, 2011.  We anticipate that overhead costs in current operations will increase in the future once we enter Phase I clinical trials as discussed in PART I, Item 1, Business, above.

Cash flows provided or used in investing activities were $0 for the period from August 17, 2009 (inception) through December 31, 2010, as well as during our fiscal year ended December 31, 2011.  Net cash flows provided or used by financing activities was $398,600 for the period from August 17, 2009 (inception) through December 31, 2010, compared to $195,600 during our fiscal year ended December 31, 2011.

During our fiscal year ended December 31, 2010, we conducted a private placement of our Common Stock whereby we sold 664,335 shares at a price of $0.60 per share and received proceeds of $398,600 therefrom.  During our fiscal year ended December 31, 2011, we conducted a private placement of our Common Stock whereby we sold 326,000 shares at a price of $0.60 per share and received proceeds of $195,600 therefrom.

We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing.  Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations.  We intend to raise funds through private placements of our common stock, through short-term borrowing and by application for grants in conjunction with SUNY Binghamton with whom we have contracted to perform preclinical testing of our Adva-27a drug candidate. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms, venture capitalists to provide us these funds, as of the date of this Report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2011.

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

Recently Adopted Accounting Standards

As of November 1, 2011, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary.  Under the option, the calculation of the reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount.  The adoption of this guidance impacts testing steps only, and therefore adoption did not have an impact on our consolidated financial statements.

As of November 1, 2011, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements.  This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements.  We have complied with the disclosure requirements of the new guidance within Note 10, Fair value measurements.

There were various other accounting standards and interpretations issued during 2010 and 2011, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

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
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report
At December 31, 2011and 2010
And the period August 17, 2009 (inception) through December 31, 2011

TABLE OF CONTENTS

Page No.

Independent Accountant’s Audit Report	F-3

Independent Accountant’s Audit Report	F-4

Consolidated Balance Sheet	F-5

Consolidated Statement of Operations	F-6

Consolidated Statement of Cash Flow	F-7

Statement of Shareholders’ Equity	F-8-F-10

Notes to the Consolidated Financial Statements	F-11-F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine Biopharma, Inc.:

We have audited the accompanying balance sheets of Sunshine Biopharma, Inc. (“the Company”) as of December 31, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine Biopharma, Inc., as of December 31, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC

Denver, CO

March 16, 2012

EXHIBIT 23.1

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sunshine Biopharma, Inc.
Montreal, Quebec
Canada

I have audited the accompanying consolidated balance sheet of Sunshine Biopharma, Inc. (a development stage company) as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from August 17, 2009 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Biopharma, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from August 17, 2009 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
March 16, 2012	Ronald R. Chadwick, P.C.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Audited Consolidated Balance Sheet

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:

Cash and cash equivalents	$60,692	$162,391
Prepaid expenses	45,745	45,233

Total Current Assets	106,437	207,624

TOTAL ASSETS	$106,437	$207,624

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable	3,434	11,404

TOTAL LIABILITIES	3,434	11,404

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;Authorized 5,000,000 Shares;
Issued and outstanding -0- and 850,000 shares respectively	-	73,000

Common Stock, $0.001 per share; Authorized 200,000,000 Shares; Issued
and outstanding 48,728,842 and 30,691,342 shares respectively	48,729	30,691

Capital paid in excess of par value	2,348,988	1,831,041

(Deficit) accumulated during the development stage	(2,294,714)	(1,738,512)

TOTAL SHAREHOLDERS' EQUITY	103,003	196,220

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$106,437	$207,624

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Audited Consolidated Statement Of Operations

		August 17, 2009	August 17, 2009
		(inception) through	(inception) through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue:	$-	$-	$-

Expenses:

Research & Development	142,650	-	142,650
Accounting	12,050	11,795	31,445
Financial consulting	15,000	145,302	162,357
Licenses	200,000	250,000	450,000
Office	7,254	761	11,723
Legal	30,012	65,333	141,088
Merger costs	-	-	155,150
Public relations	140,504	60,366	241,768
Stock transfer	8,732	3,825	12,557
Writedown of intangible assets	-	-	945,976

Total Expenses	556,202	537,382	2,294,714

Net (Loss)	$(556,202)	$(537,382)	$(2,294,714)

Basic (Loss) per common share	(0.02)	(0.02)

Weighted Average Common Shares Outstanding	30,881,676	29,855,924

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Audited Consolidated Statement Of Cash Flows

		August 17,	August 17,
		2009 (inception)	2009 (inception)
		through	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows From Operating Activities:

Net (Loss)	$(556,202)	$(537,382)	$(2,294,714)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	267,385	237,200	1,154,517
Increase in prepaid expenses	(512)	(45,233)	(45,745)
Increase (Decrease) in Accounts Payable	(7,970)	(2,910)	3,434

Net Cash Flows (used) in operations	(297,299)	(348,325)	(1,182,508)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Issuance of common stock for cash	195,600	398,600	1,243,200

Net Cash Flows provided by financing activities	195,600	398,600	1,243,200

Net Increase (Decrease) In Cash and cash equivalents	(101,699)	50,275	60,692
Cash and cash equivalents at beginning of period	162,391	112,116	-

Cash and cash equivalents at end of period	$60,692	$162,391	$60,692

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$267,385	$240,200	$890,132
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)
(A Development Stage Company)
Audited Statement of Shareholders' Equity

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number Of Preferred Shares Issued	Preferred Stock	Stock Subscription Receivable	Comprehensive Income	Deficit accumulated During the development stage	Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-		$-	$-

August 17, 2009 issued 703,118 shares of par value $.001 common stock for services valued at or $.004 per share	703,118	703	2,297						3,000

August 19, 2009 issued 218,388 shares of par value $.001 common stock for services valued at or $.004 per share	218,388	218	714						932

August 20, 2009 issued 17,109,194 shares of par value $.001 common stock and 730,000 share of par value $0.10 preferred stock for license agreement Advanomics: Common valued at or $.004 per shareand Preferred valued at or $.086 per share	17,109,194	17,109	55,891	850,000	73,000				146,000

September 24, 2009: Private Placement-The Company undertook to sell 2,220,552 shares of par value $.001 common stock for cash of $649,000 or $.2922 per share. Company bought 1,150,693 share of par value $.001 stock for cash of $336,312 or $.2922 per share; the remaining 1,069,859 shares were collected for cash of $312,688 in October 2009.	1,150,693	1,151	335,161						336,312

September 24, 2009 Common stock subscription (see notation above) for 1,069,074 shares of par value $.001 common stock valued at $.2922 per share						(312,688)	312,688		-

September 30, 2009 issued 1,710,748 shares of par value $.001 common stock for asset purchase from Sunshine Bio Investment valued at or $.2922 per share	1,710,748	1,711	498,289		-				500,000

Net (Loss)								(650,130)	(650,130)

Balance at September 30, 2009	20,892,141	20,892	892,352	850,000	73,000	(312,688)	312,688	(650,130)	336,114

October 31, 2009 issuance of common stock subscription, upon receipt of cash 1,069,859 shs of par value $.001 common stock valued at $.2922 per share	1,069,859	1,070	311,618			312,688	(312,688)		312,688

October 31, 2009 Outstanding stock of MWBS counted as issued for MWBS net deficit	888,000	888	(30,353)						(29,465)

Subtotal-at October 31, 2009 reverse merger date for accounting purposes	22,850,000	22,850	1,173,617	850,000	73,000	-	-	(650,130)	619,337

November 16, 2009 Note conversions, several, Principle of $26,500 and interest of $2,965	6,810,000	6,810	22,655						29,465

Fractional Shares	7								-

Net (Loss)								(551,000)	(551,000)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	-	-	(1,201,130)	97,802

June 2, 2010 issued 1,675,000 shares of par value $.001 common stock for services valued at or $.94 per share	1,675,000	1,675	1,572,825						1,574,500

September 30, 2010 reversed issuance of 1,625,000 shares of par value $.001 common stock for services valued at or $.94 per share	(1,625,000)	(1,625)	(1,525,875)						(1,527,500)

September 30, 2010 issued 166,667 shares of par value $.001 common stock for cash at or $.60 per share	166,667	167	99,833						100,000

October 1, 2010 issued 217,000 shares of par value $.001 common stock for services valued at or $.60 per share	217,000	217	129,983						130,200

October 29, 2010 issued 100,000
shares of par value $.001 common stock
for services valued at or $.60 per share	100,000	100	59,900						60,000

October 31, 2010 issued 419,334
shares of par value $.001 common stock
for cash at or $.60 per share	419,334	419	251,181						251,600

November 30, 2010 issued 78,334
shares of par value $.001 common stock
for cash at or $.60 per share	78,334	78	46,922						47,000

Net (Loss)								(537,382)	(537,382)

Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,000	$73,000	$-	$-	$(1,738,512)	$196,220

March 29, 2011 issued 20,000 shares of par value $.001 common stock for services valued at $ 12,000 or $.60 per share	20,000	20	11,980						12,000

September 1, 2011 issued 326,00 shares
of par value $.001 common stock in a
private offering for cash at $0.60 per share	326,000	326	195,274						195,600

November 3, 2011 issued 400,000 shares of par value $.001 common stock for services for services valued at $ 200,000 or $.50 per share	400,000	400	199,600						200,000

December 16, 2011 issued 291,500 shares of par value $.001 common stock for services for services valued at $ 55,385 or $.19 per share	291,500	292	55,093						55,385

December 21, 2011 converted 850,000 shares of preferred stock into 17,000,000 shares of par value $.001 common stock	17,000,000	17,000	56,000	(850,000)	(73,000)				-

Net (Loss)						-		(556,202)	(556,202)

Balance at December 31, 2011	48,728,842	$48,729	$2,348,987	-	$-	$-	$-	$(2,294,714)	$103,003

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
(fka Mountain West Business Solutions, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements
December 31, 2011 and 2010
And the period August 17, 2009 (inception) through December 31, 2011

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Mountain West Business Solutions, Inc. (“MWBS”) was incorporated August 31, 2006 in the State of Colorado. Sunshine Etopo, Inc. (formerly Sunshine Biopharma, Inc.) was incorporated in the State of Colorado on August 17, 2009. Effective October 15, 2009 MWBS was acquired by Sunshine Etopo, Inc. in a transaction classified as a reverse acquisition. MWBS concurrently changed its name to Sunshine Biopharma, Inc. The financial statements represent the activity of Sunshine Etopo, Inc. from August 17, 2009 (inception) through October 15, 2009, and the consolidated activity of Sunshine Etopo, Inc. and Sunshine Biopharma Inc. from October 15, 2009 forward. Sunshine Etopo, Inc. and Sunshine Biopharma Inc. are hereinafter referred to collectively as the "Company". The Company was formed for the purposes of conducting research, development and commercialization of drugs for the treatment of various forms of cancer. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

Cash paid for interest from August 17, 2009 (inception) through December 31, 2011 was $0.  Cash paid for income taxes from August 17, 2009 (inception) through December 31, 2011 was $0.

BASIC EARNINGS PER SHARE

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of Common Stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

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

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through March 7, 2012, which is the date the financial statements were available to be issued.

OFFICER COMPENSATION

From August 17, 2009 (inception) through the period ended December 31, 2011 the officers and directors of the Company have not received any compensation.

LEGAL FEES

During the years ended December 31, 2011 and 2010 legal fees were incurred as a result of services provided to the company to assist with its regulatory requirements with the Securities and Exchange Commission.

R&D EXPENDITURES

During the year ended December 31, 2011 the R&D expenditures were incurred in connection with the preclinical development of the Company’s lead anti-cancer compound, Adva-27a.

WRITEDOWN OF INTANGIBLE ASSETS

From August 17, 2009 (inception) through December 31, 2011 the intangible assets write-downs are in connection with the purchase of a private company stock for the procurement a technology license and purchase of the assets of Sunshine Bio Investments Inc. (see Note 5).

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

Note 3 – Capital Stock

The Company’s authorized capital is comprised of 200,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.10 par value Preferred Stock.  The Preferred Stock has such rights and preferences as the directors of the Company have assigned or may assign from time to time.

Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series A Preferred Stock (“Series A”). The Series A was convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, had full voting rights at 20 votes per share, and had superior liquidation rights to the Company’s Common Stock. On December 21, 2011, Advanomics Corporation, a privately held Canadian company (“Advanomics”), and the Company’s licensor, exercised its right to convert the 850,000 shares of Preferred Stock it held in the Company into 17,000,000 shares of Common Stock. Through December 31, 2010 and December 31, 2011, the Company had issued and outstanding a total of 30,691,342 and 48,728,842 shares of Common Stock and 850,000 and 0 shares of Series A Preferred Stock, respectively.

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

On October 31, 2009, the outstanding stock of Mountain West Business Solutions was counted as issued 888,000 shares of $0.001 par value Common Stock for Mountain West Business Solutions deficit of $ 29,465.

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

On March 29, 2011, the Company issued 20,000 shares of $0.001 par value Common Stock for services valued at $12,000 or $0.60 per share.

On September 1, 2011, the Company issued 326,000 shares of $0.001 par value Common Stock for cash at $195,600 or $0.60 per share.

On November 3, 2011, the Company issued 400,000 shares of $0.001 par value Common Stock for services valued at $200,000 or $0.50 per share.

On September 16, 2011, the Company issued 291,500 shares of $0.001 par value Common Stock for services valued at $55,385 or $0.19 per share.

On December 21, 2011, the Company issued 17,000,000 shares of $0.001 par value Common Stock in exchange for the 850,000 shares of outstanding Preferred Stock pursuant to a notice of conversion. At December 31, 2011 there were no shares of Preferred Stock outstanding.

The Company has declared no dividends through December 31, 2011.

Note 4 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.  The Company accounts for income taxes pursuant to ASC 740.  At December 31, 2011 and December 31, 2010, the Company had approximately $2,294,714 and $1,738,512, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029.  A deferred tax asset at each date of approximately $458,943 and $347,702 resulting from the loss carryforwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended December 31, 2011 and December 31, 2010 was approximately $111,241 and $107,476.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2008, 2009, and 2010, although, the statute of limitations for the 2008 tax year will expire effective March 15, 2012. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Note 5 – Related Party Transactions

The Company has licensed its technology on an exclusive basis (“Exclusive License Agreement”) from Advanomics Corporation (“Advanomics”), a privately held Canadian company.  Dr. Steve N. Slilaty, the Company’s Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics. In 2009 the Company issued an aggregate of 17,109,194 shares of its Common Stock valued at $73,000 and 850,000 shares of Series “A” Convertible Preferred Stock valued at $73,000 in exchange for this license, and has an option to purchase 2,000,000 shares of Advanomics common stock at $5 (US) per share within 1 year of September 30, 2009 as well as a second option to purchase an additional 1,000,000 shares of Licensor’s Common Stock at an exercise price of $10.00 (US) per share also for a 1 year term. The Company advanced further funds pursuant to this contract of $300,000. The total transaction costs to date of $446,000 have been written off as impaired.  Pursuant to a notice of conversion filed by Advanomics on December 21, 2011, the Company issued 17,000,000 shares of Common Stock in exchange for the 850,000 shares of Preferred Stock held by Advanomics.  On December 21, 2011, Advanomics and the Company executed an amendment to the Exclusive License Agreement which waives a condition of termination and revises the consideration payable to Advanomics. The original Exclusive License Agreement required the Company to exercise an option to purchase shares in Advanomics for aggregate consideration of $9,700,000.00 ($5.00 per share).  This obligation was waived and replaced with an annual licensing fee of $360,000.00 and reimbursement of research and development expenses incurred by Advanomics in connection with the Licensed Material as defined in the original Exclusive License Agreement.

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

Note 6 – Reverse Acquisition

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Due to the five (5) year auditor rotation requirements of the Sarbanes-Oxley Act, the relationship between our Company and the firm of Ronald R. Chadwick, P.C. (“RRC”), our independent accountant who audited our financial statements beginning at our inception date of August 17, 2009 through our fiscal years ended September 30, 2009, December 31, 2009 and December 31, 2010, was terminated effective January 30, 2012.  Our Board of Directors authorized this action.  RRC had audited our financial statements for the fiscal years ended September 30, 2009, December 31, 2009 and 2010, and reviewed our financial statements for the related interim periods,.

In connection with the audit of our financial statements as of and for the fiscal years ended September 30, 2009, and December 31, 2009 and 2010, and all interim periods from December 31, 2010 through January 30, 2012, there were no disagreements with RRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of RRC, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

The audit report of RRC on our financial statements as of and for the years ended September 30, 2009, December 31, 2009 and 2010, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except relevant to the audit report for the years ended September 30, 2009, and December 31, 2009 and 2010, which stated as follows:

“The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements the Company has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In addition, effective January 30, 2012, we retained the firm of Borgers & Cutler CPA’s PLLC (“Borgers & Cutler”) to audit our financial statement for our fiscal year ending December 31, 2011.  Their report is included herein.  This change in independent accountants was approved by our Board of Directors.  There were no consultations between us and Borgers & Cutler prior to their appointment.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 5-6, 2012, management believes that, as of December 31, 2011, our internal control over financial reporting was effective.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)
Dr. Steve N. Slilaty	59	President, Chief Executive Officer, and Chairman
Michele Di Turi	34	Chief Operating Officer and Director
Camille Sebaaly	52	Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent Of Class

Common	Dr. Steve N. Slilaty(1) 579 rue Lajeunesse Laval, Quebec Canada H7X 3K4	34,343,567	(2)	70.5%

Common	Michele Di Turi(1) 3100 Boulevard Des Gouverneurs Laval, Quebec Canada H7E 5J3	234,373		*

Common	Camille Sebaaly(1) 14464 Gouin W, #B Montreal, Quebec Canada H9H 1B1	234,373		*

Common	All Officers and Directors As a Group (3 persons)	34,812,313		71.4%
______________________
*	Less than 1%
(1)	Officer and Director of our Company.
(2)
Includes 34,109,194 shares held in the name of Advanomics Corporation. Dr. Slilaty is an officer, director and principal shareholder of Advanomics Corporation and as a result, controls the disposition of these shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We licensed our technology on an exclusive basis (“Exclusive License Agreement”) from Advanomics Corporation (“Advanomics”), a privately held Canadian company.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  In 2009 we issued an aggregate of 17,109,194 shares of our Common Stock valued at $73,000 and 850,000 shares of Series “A” Convertible Preferred Stock valued at $73,000 in exchange for this license, and had an option to purchase 2,000,000 shares of Advanomics common stock at $5 (US) per share within 1 year of September 30, 2009, as well as a second option to purchase an additional 1,000,000 shares of Advanomics’ Common Stock at an exercise price of $10.00 (US) per share also for a 1 year term.  We advanced further funds pursuant to this contract of $300,000. The total transaction costs to date of $446,000 have been written off as impaired.

Pursuant to a notice of conversion received from Advanomics on December 21, 2011, we issued 17,000,000 shares of our Common Stock in exchange for the 850,000 shares of Preferred Stock held by Advanomics.  On December 21, 2011, we executed an amendment to the Exclusive License Agreement which waived a condition of termination and revised the consideration payable to Advanomics.  The original Exclusive License Agreement required us to exercise an option to purchase shares in Advanomics for aggregate consideration of $9,700,000.00 ($5.00 per share).  This obligation was waived and replaced with an annual licensing fee of $360,000.00 and reimbursement of research and development expenses incurred by Advanomics in connection with the Licensed Material as defined in the original Exclusive License Agreement.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C., our former independent accountant, during our fiscal years ended December 31, 2011 and 2010, as well as for our transitional year ended December 31, 2009.  In addition, the following table also presents fees for professional audit services rendered by Borgers & Cutler CPA’s PLLC during our fiscal year ended December 31, 2011:

	December 31, 2011	December 31, 2010	December 31, 2009
Audit Fees	$11,500	$7,500	$11,550
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$11,500	$7,500	$11,550

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2010 and 2011, for the transitional period ended December 31, 2009, for our prior fiscal year ended July 31, 2009 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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

No.	Description	Filed With	Date

3.1	Articles of Incorporation	Form SB-2 Registration Statement	October 19, 2007

3.2	Bylaws	Form SB-2 Registration Statement	October 19, 2007

3.3	Articles of Amendment (Name Change)	Form 8-K Dated November 2, 2009	November 6, 2009

10.1	Share Exchange Agreement with Sunshine Biopharma, Inc.	Form 8-K Dated October 15, 2009	October 20, 2009

10.2	License Agreement with Advanomics Corp.	Form 8-KA1 Dated October 15, 2009	January 19, 2010

10.3	Amendment No. 1 to License Agreement	Form 8-KA1 Dated October 15, 2009	January 19, 2010

10.4	Amendment No. 2 to License Agreement	Form 8-K Dated December 21, 2011	December 23, 2011

21.1	List of Subsidiaries	Form 10-K For FYE July 31, 2009	October 29, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

SUNSHINE BIOPHARMA, INC.

Dated: March 19, 2012	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Chief Executive Officer

/s/ Camille Sebaaly
Camille Sebaaly, Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 2012.

/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

/s/ Camille Sebaaly
Camille Sebaaly, Director

/s/ Michele Di Turi
Michele Di Turi, Director