Form 10-Q
period 2012-03-31
Sunshine Biopharma, Inc
filed 2012-05-08
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2012

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 8, 2012, was 48,728,842 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	March 31,	December 31,
	2012	2011
ASSETS

Current Assets:

Cash and cash equivalents	$38,435	$60,692
Prepaid expenses	45,745	45,745

Total Current Assets	84,180	106,437

TOTAL ASSETS	$84,180	$106,437

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	12,500	-
Interest payable	16	-
Accounts payable	8,002	3,434

TOTAL LIABILITIES	20,518	3,434

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 48,728,842 at
March 31, 2012 and December 31, 2011	48,729	48,729

Capital paid in excess of par value	2,348,988	2,348,988

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(2,334,055)	(2,294,714)

TOTAL SHAREHOLDERS' EQUITY	63,662	103,003

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$84,180	$106,437

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months	August 17,
	Ended	Ended	2009 (inception)
	March 31,	March 31,	through March 31,
	2012	2011	2012

Revenue:	$-	$-	$-

General & Administrative Expenses

Research and Development	-	17,650	142,650
Accounting	4,280	3,250	35,725
Financial Consulting	25,000	-	187,357
Legal	9,440	4,111	150,528
Licenses	-	-	450,000
Office	-	3,650	11,723
Merger Cost	-	-	155,150
Public Relations	-	15,119	241,768
Stock Transfer Fee	605	5,436	13,162
Writedown of intangible assets	-	-	945,976

Total G & A	39,325	49,216	2,334,039

(Loss) from operations	(39,325)	(49,216)	(2,334,039)

Other (expense) interest	(16)	-	(16)

Net (loss)	$(39,341)	$(49,216)	$(2,334,055)

Basic (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	48,728,842	30,677,674

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	3 Months	3 Months	August 17,
	Ended	Ended	2009 (inception)
	March 31,	March 31,	through March 31,
	2012	2011	2012
Cash Flows From Operating Activities:

Net (Loss)	$(39,341)	$(49,216)	$(2,334,055)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	-	12,000	1,154,517
Increase in prepaid expenses	-	3,960	(45,745)
Increase in Accounts Payable	4,568	(11,074)	8,002
Increase in interest payable	16	-	16

Net Cash Flows (used) in operations	(34,757)	(44,330)	(1,217,265)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Proceed from note payable	12,500	-	12,500
Issuance of common stock	-	-	1,243,200

Net Cash Flows provided by financing activities	12,500	-	1,255,700

Net Increase (Decrease) In Cash and cash equivalents	(22,257)	(44,330)	38,435
Cash and cash equivalents at beginning of period	60,692	162,391	-

Cash and cash equivalents at end of period	$38,435	$118,061	$38,435

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$-	$12,000	$890,132
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
(a development stage company)
Notes to Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2012

Note 1 – Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally  accepted  accounting  principles for interim  financial  information  and with the  instructions  to Form  10-Q and Article  10 of  Regulation  S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in our Form 10-K filed with the SEC.

Development Stage Company – We are a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises” now referred to as ACS 915 “Development Stage Entities”. We have been in the development stage since Inception (August 17, 2009). Among the disclosures required as a development stage company are that our financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of our inception (August 17, 2009) as a development stage company.

Use of Estimates – The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Foreign Currency Translation – The Company's functional currency and its reporting currency is the United States dollar.

Property and Equipment – We owned no property and equipment during the three months ended March 31, 2012 or 2011 and consequently we recorded no depreciation expense during the three months ended March 31, 2012 or 2011.

Deferred Costs and Other – Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful. We had no deferred costs and other as at March 31, 2012 or 2011.

Impairment of Long-Lived and Intangible Assets – In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required.

Financial Instruments – The estimated fair values for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of notes receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

Income Taxes – We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Advertising Costs – Advertising costs are expensed as incurred. No advertising costs were incurred during the three months ended March 31, 2012 or 2011.

Comprehensive Income (Loss) – Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception there were no differences between our comprehensive loss and net loss.

Our comprehensive loss was identical to our net loss for the three months ended March 31, 2012 and 2011.

Income (Loss) Per Share – Income (loss) per share is presented in accordance with Accounting Standards Update (“ASU”), Earning Per Share (Topic 260) which requires the presentation of both basic and diluted earnings per share (“EPS”) on the consolidated income statements. Basic EPS would exclude any dilutive effects of options, warrants and convertible securities but does include the restricted shares of common stock issued.  Diluted EPS would reflect the potential dilution that would occur if securities of other contracts to issue common stock were exercised or converted to common stock. Basic EPS calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Basic and diluted EPS were identical for the three months ended March 31, 2012 and 2011 as we had no stock options or warrants outstanding during those periods.

Stock-Based Compensation – We have adopted ASC Topic 718 (formerly SFAS 123R), “Accounting for Stock-Based Compensation”, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with guidance now incorporated in ASC Topic 718, the cost of stock options and warrants issued to employees and non-employees is measured on the grant date based on the fair value. The fair value is determined using the Black-Scholes option pricing model. The resulting amount is charged to expense on the straight-line basis over the period in which we expect to receive the benefit, which is generally the vesting period. The fair value of stock warrants was determined at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option model requires management to make various estimates and assumptions, including expected term, expected volatility, risk-free rate, and dividend yield.

No stock based compensation was issued or outstanding during the three months ending March 31, 2012 or 2011.

Business Segments – We believe that our activities during the three months ended March 31, 2012 and 2011 comprised a single segment.

Recently Issued Accounting Pronouncements – We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Note 2 – Going Concern and Liquidity

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred losses since inception resulting in an accumulated deficit of $2,334,055 as of March 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

In our financial statements for the fiscal years ended December 31, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our drug research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock, through short-term borrowing and by application for grants in conjunction with SUNY Binghamton with whom we have entered into a research and development agreement in January 2011. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms and venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our business plan.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Note 3 – Notes Payable

During the three months ended March 31, 2012, the Company received a loan of $12,500 accruing interest at a rate of 12%. The loan matures on August 31, 2012.

Note 4 – Subsequent Events

We have evaluated subsequent events through May 8, 2012.  Other than those set out above, there have been no subsequent events after March 31, 2012 for which disclosure is required.

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

On April 19, 2010, the holders of a majority of our voting securities executed their written consent to amend our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of Common Stock, par value $0.001 per share, and 1,000,000 shares of Preferred Stock, to 200,000,000 shares of Common Stock having a par value of $0.001 per share and 5,000,000 shares of Preferred Stock, $0.10 par value per share.

Our principal place of business is located at 2015 Peel Street, 5th Floor, Montreal, Quebec, Canada H3A 1T8.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2012 and 2011

For the three months ended March 31, 2012 and 2011 we did not generate any revenues.

General and administrative expenses during the three month period ended March 31, 2012 were $39,325, compared to general and administrative expense of $49,216 incurred during the three month period ended March 31, 2011, a decrease of $9,891.  During the aforesaid period in 2012, we incurred $25,000 in financial consulting fees that we did not incur during the similar period in 2011. However, during the three month period ended March 31, 2011 we incurred pubic relation fees of $15,119 and $17,650 in research and development costs that we did not incur during the similar period in 2012.  As a result, we incurred a net loss of $39,341 (less than $0.01 per share) for the three month period ended March 31, 2012, compared to a net loss of $49,216 during the three month period ended March 31, 2011.

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

We have licensed our technology on an exclusive basis from Advanomics Corporation (”Advanomics”), and we are planning to initiate our own research and development program as soon as practicable once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.

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

Figure 2

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash or cash equivalents of $38,435.

Net cash used in operating activities was $34,757 during the three month period ended March 31, 2012, compared to $44,330 for the three month period ended March 31, 2011. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows provided or used in investing activities were $0 for the three month periods ended March 31, 2012 and 2011.  Cash flows provided or used by financing activities were also $0 for the three month periods ended March 31, 2012 and 2011.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our drug research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock, through short-term borrowing and by application for grants in conjunction with SUNY Binghamton with whom we have entered into a research and development agreement in January 2011. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms and venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our business plan.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2012.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2012, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2012.

SUNSHINE BIOPHARMA, INC.

By :	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer