Form 10-Q
period 2012-06-30
Sunshine Biopharma, Inc
filed 2012-08-08
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2012

Commission File Number:  000-52898

SUNSHINE BIOPHARMA INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

469 Jean-Talon West
3rd Floor
Montreal, Quebec, Canada H3N 1R4
(Address of principal executive offices)

2015 Peel Street
5th Floor
Montreal, Quebec, Canada H3A 1T8
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 3, 2012, was 50,092,842 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:

Cash and cash equivalents	$63,243	$60,692
Prepaid expenses	45,745	45,745

Total Current Assets	108,988	106,437

TOTAL ASSETS	$108,988	$106,437

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	12,500	-
Interest payable	391	-
Accounts payable	16,502	3,434

TOTAL LIABILITIES	29,393	3,434

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 49,208,842 and 48,728,842 at
June 30, 2012 and December 31, 2011 respectively	49,209	48,729

Capital paid in excess of par value	2,467,508	2,348,988

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(2,437,122)	(2,294,714)

TOTAL SHAREHOLDERS' EQUITY	79,595	103,003

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$108,988	$106,437

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	June	June
	30, 2012	30, 2011

Revenue:	$-	$-

General & Administrative Expenses

Research and Development	1,829	-
Accounting	3,470	4,000
Financial Consulting	73,000	-
Legal	22,399	11,729
Office	1,009	-
Stock Transfer Fee	985	761

Total G & A	102,692	16,490

(Loss) from operations	$(102,692)	$(16,490)

Other (expense) interest	(375)	-

Net (loss)	$(103,067)	$(16,490)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	48,728,842	30,800,925

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	6 Months Ended June 30, 2012	6 Months Ended June 30, 2011	August 17, 2009 (inception through June 30, 2012

Revenue:	$-	$-	$-

General & Administrative Expenses

Research and Development	1,829	17,650	144,479
Accounting	7,750	7,250	39,195
Financial Consulting	98,000	-	260,357
Legal	31,839	15,840	172,927
Licenses	-	15,119	450,000
Office	1,009	3,650	12,732
Merger Cost	-	-	155,150
Public Relations	-	-	241,768
Stock Transfer Fee	1,590	6,197	14,147
Writedown of intangible assets	-	-	945,976

Total G & A	142,017	65,706	2,436,731

(Loss) from operations	(142,017)	(65,706)	(2,436,731)

Other (expense) interest	(391)	-	(391)

Net (loss)	$(142,408)	$(65,706)	$(2,437,122)

Basic (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	48,728,842	30,800,925

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement of Shareholders' Equity
(A Development Stage Company)

								Deficit accumulated During the development stage
	Number Of		Capital Paid	Number Of		Stock Subscription Receivable
	Common	Common Stock	in Excess	Preferred	Preferred Stock		Comprehensive Income
	Shares Issued		of Par Value	Shares Issued					Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-		$-	$-

August 17, 2009 issued 703,118 shares of par value $0.001 common stock for services valued at or $0.004 per share	703,118	703	2,297						3,000

August 19, 2009 issued 218,388 shares of par value $0.001 common stock for services valued at or $0.004 per share	218,388	218	714						932

August 20, 2009 issued 17,109,194 shares of par value $0.001 common stock and 730,000 share of par value $0.10 preferred stock for license agreement Advanomics: Common valued at or $0.004 per share and Preferred valued at or $0.086 per share	17,109,194	17,109	55,891	850,000	73,000				146,000

September 24, 2009: Private Placement-The Company undertook to sell 2,220,552 shares of par value $0.001 common stock for cash of $649,000 or $0.2922 per share. Company bought 1,150,693 share of par value $0.001 stock for cash of $336,312 or $0.2922 per share; the remaining 1,069,859 shares were collected for cash of $312,688 in October 2009.	1,150,693	1,151	335,161						336,312

September 24, 2009 Common stock subscription (see notation above) for 1,069,074 shares of par value $0.001 common stock valued at $0.2922 per share						(312,688)	312,688		-

September 30, 2009 issued 1,710,748shares of par value $0.001 common stock for asset purchase from Sunshine Bio Investment valued at or $0.2922 per share	1,710,748	1,711	498,289		-				500,000

Net (Loss)								(650,130)	(650,130)

Balance at September 30, 2009	20,892,141	20,892	892,352	850,000	73,000	(312,688)	312,688	(650,130)	336,114

October 31, 2009 issuance of common stock subscription, upon receipt of cash 1,069,859 shs of par value $0.001 common stock valued at $0.2922 per share	1,069,859	1,070	311,618			312,688	(312,688)		312,688

October 31, 2009 Outstanding stock of MWBS counted as issued for MWBS net deficit	888,000	888	(30,353)						(29,465)

Subtotal-at October 31, 2009 reverse merger date for accounting purposes	22,850,000	22,850	1,173,617	850,000	73,000	-	-	(650,130)	619,337

November 16, 2009 Note conversions, several, Principle of $26,500 and interest of $2,965	6,810,000	6,810	22,655						29,465

Fractional Shares	7								-

Net (Loss)								(551,000)	(551,000)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	-		(1,201,130)	97,802

Sunshine Biopharma, Inc.
Unaudited Statement of Shareholders' Equity Continued
(A Development Stage Company)

								Deficit accumulated During the development stage
	Number Of		Capital Paid	Number Of		Stock Subscription Receivable
	Common	Common Stock	in Excess	Preferred	Preferred Stock		Comprehensive Income
	Shares Issued		of Par Value	Shares Issued					Total

June 2, 2010 issued 1,675,000 shares of par value $0.001 common stock for services valued at or $0.94 per share	1,675,000	1,675	1,572,825						1,574,500

September 30, 2010 reversed issuance of 1,625,000 shares of par value $0.001 common stock for services valued at or $0.94 per share	(1,625,000)	(1,625)	(1,525,875)						(1,527,500)

September 30, 2010 issued 166,667 shares of par value $0.001 common stock for cash at or $0.60 per share	166,667	167	99,833						100,000

October 1, 2010 issued 217,000 shares of par value $0.001 common stock for services valued at or $0.60 per share	217,000	217	129,983						130,200

October 29, 2010 issued 100,000 shares of par value $0.001 common stock for services valued at or $0.60 per share	100,000	100	59,900						60,000

October 31, 2010 issued 419,334 shares of par value $0.001 common stock for cash at or $0.60 per share	419,334	419	251,181						251,600

November 30, 2010 issued 78,334 shares of par value $0.001 common stock for cash at or $0.60 per share	78,334	78	46,922						47,000

Net (Loss)						-		(537,382)	(537,382)

Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,000	$73,000	$-	$-	$(1,738,512)	$196,220

March 29, 2011 issued 20,000 shares of par value $0.001 common stock for services valued at $ 12,000 or $0.60 per share	20,000	20	11,980						12,000

September 1, 2011 issued 326,000 shares of par value $0.001 common stock in a private offering for cash at $0.60 per share	326,000	326	195,274						195,600

November 3, 2011 issued 400,000 shares of par value $0.001 common stock for services valued at $ 200,000 or $0.50 per share	400,000	400	199,600						200,000

December 16, 2011 issued 291,500 shares of par value $0.001 common stock for services valued at $ 55,385 or $0.19 per share	291,500	292	55,093						55,385

December 21, 2011 converted 850,000 shares of preferred stock into 17,000,000 shares of par value $0.001 common stock	17,000,000	17,000	56,000	(850,000)	(73,000)				-

Net (Loss)						-		(556,202)	(556,202)

Balance at December 31, 2011	48,728,842	$48,729	$2,348,987	-	$-	$-	$-	$(2,294,714)	$103,003

June 28, 2012 issued 250,000 shares of par value $0.001 common stock in a private offering for cash at $.20 per share or $50,000	250,000	250	49,750						50,000

June 28, 2012 issued 230,000 shares of par value $0.001 common stock for services valued at $ 69,000 or $0.30 per share	230,000	230	68,770						69,000

Net (Loss)						-		(142,408)	(142,408)

Balance at June 30, 2012 (Unaudited)	49,208,842	$49,209	$2,467,507	-	$-	$-	$-	$(2,437,122)	$79,595

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	6 Months Ended June 30, 2012	6 Months Ended June 30, 2011	August 17,
			2009 (inception)
			through June 30,
			2012
Cash Flows From Operating Activities:

Net (Loss)	$(142,408)	$(65,706)	$(2,437,122)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	69,000	12,000	1,223,517
Increase in prepaid expenses	-	3,960	(45,745)
Increase in Accounts Payable	13,068	(11,404)	16,502
Increase in interest payable	391	-	391

Net Cash Flows (used) in operations	(59,949)	(61,150)	(1,242,457)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Proceed from note payable	12,500	-	12,500
Issuance of common stock	50,000	-	1,293,200

Net Cash Flows provided by financing activities	62,500	-	1,305,700

Net Increase (Decrease) In Cash and cash equivalents	2,551	(61,150)	63,243
Cash and cash equivalents at beginning of period	60,692	162,391	-

Cash and cash equivalents at end of period	$63,243	$101,241	$63,243

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$69,000	$12,000	$959,132
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc
Notes To Unaudited Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim periods ended June 30, 2012 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and six month interim period ended June 30, 2012 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2012.

Note 2 – Notes Payable

The Company received a loan of $12,500 accruing interest at a rate of 12%. The loan matures on August 31, 2012. At June 30, 2012 interest of $391 was accrued.

Note 3 – Issuance of Common Stock

On June 28, 2012 the Company issued 250,000 shares of $.001 par value common stock for cash of $50,000 or $.20 per share as part of a private placement.

Also on June 28, 2012 the Company issued 230,000 shs of $.001 par value common stock for services valued at $69,000 or $.30 per share.

Note 4 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (“SBI”), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”).  As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management.  See “MANAGEMENT.”  The effectiveness of the Agreement was conditional upon various conditions being satisfied, including the filing of our Form 10-K for our fiscal year ended July 31, 2009 and SBI changing its name to Sunshine Etopo, Inc.  These conditions were satisfied and Sunshine Etopo (formerly SBI) is now a wholly owned subsidiary of our Company.  Also as a result of this transaction we have changed our name to “Sunshine Biopharma, Inc.”

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

On April 19, 2010, the holders of a majority of our voting securities executed their written consent to amend our Articles of Incorporation to increase our authorized capital stock from 50,000,000 shares of Common Stock, par value $0.001 per share, and 1,000,000 shares of Preferred Stock, to 200,000,000 shares of Common Stock having a par value of $0.001 per share and 5,000,000 shares of Preferred Stock, consisting of 4,150,000 shares of Preferred Stock, $0.10 par value, and 850,000 shares of Series “A” Preferred Stock, $0.10 par value per share.

On December 21, 2011, Advanomics Corporation, a privately held Canadian company (“Advanomics”) and our licensor, exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

As of July 1, 2012, we moved from 2015 Peel Street, 5th Floor, Montreal, Quebec, Canada H3A 1T8 to our current principal place of business located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2012 and 2011

For the six months ended June 30, 2012 and 2011 we did not generate any revenues.

General and administrative expenses during the six month period ended June 30, 2012 were $142,017, compared to general and administrative expense of $65,706 incurred during the six month period ended June 30, 2011, an increase of $76,311.  The principal reason for this increase was $98,000 in financial consulting fees that were incurred during the six month period ended June 30, 2012 which were not incurred during the similar period in 2011. Of these fees, $17,500 was returned to us subsequent to June 30, 2012. During the six month period ended June 30, 2012 we also incurred approximately $16,000 in additional legal fees over the 2011 figure.

As a result, we incurred a net loss of ($142,408) (less than $0.01 per share) for the six month period ended June 30, 2012, compared to a net loss of ($65,706) during the six month period ended June 30, 2011.

Comparison of Results of Operations for the three months ended June 30, 2012 and 2011

General and administrative expenses during the three month period ended June 30, 2012 were $102,692, compared to general and administrative expense of $16,490 incurred during the three month period ended June 30, 2011, an increase of $86,202.  The principal reason for this increase was $73,000 in financial consulting fees that were incurred during the three month period ended June 30, 2012 which were not incurred during the similar period in 2011. Of these fees, $17,500 was returned to us subsequent to June 30, 2012.  During the three month period ended June 30, 2012 we also incurred approximately $11,000 in additional legal fees over the 2011 figure. The remaining expenses remained relatively consistent from the 2011 period.

As a result, we incurred a net loss of ($103,067) (less than $0.01 per share) for the three month period ended June 30, 2012, compared to a net loss of ($16,490) during the three month period ended June 30, 2011.

Because we did not generate any revenues since our inception, following is our plan of operation.

Plan of Operation

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The preclinical studies for our lead compound, Adva-27a, a multi-purpose anti-tumor compound, were successfully completed in late 2011.  We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of GMP manufacturing, IND-enabling studies, regulatory filing and Phase I clinical trials.  We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers.  The planned indication will be multidrug resistant breast cancer as Adva-27a has shown a positive effect on this type of cancer for which there is currently little or no treatment options available. See “Clinical Trials” below.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts , Adva-27a is expected to enter Phase I clinical trials for multidrug resistant breast cancer in late 2013 or early 2014 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a appears to be effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive type of cancer (see Figure 2).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

●	Adva-27a is 16-times more effective at killing multidrug resistant breast cancer cells (MCF-7/MDR) than Etoposide.
●	Adva-27a is also more effective at killing small-cell lung cancer cells (H69AR) than Etoposide.
●	Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.
●	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.
●	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.
●	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar.
●	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.

 Figure 2

Table 1

Clinical Development Path

The early stage preclinical studies for our lead compound, Adva-27a, were successfully completed in late 2011.  We are now continuing our clinical development program of Adva-27a by conducting the next sequence of steps comprised of the following:

●	GMP Manufacturing (for use in IND-Enabling Studies and Phase I Clinical Trials)
●	IND-Enabling Studies
●	Regulatory Filing (Fast-Track Status Anticipated)
●	Phase I Clinical Trials (Multidrug Resistant Breast Cancer Indication)

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

We believe that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to buyout or license our drug.  However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us.  In the event we do not consummate such a transaction, we will require significant capital in order to manufacture and market our new drug.

Liquidity and Capital Resources

As of June 30, 2012, we had cash or cash equivalents of $63,243.

Net cash used in operating activities was $59,949 during the six month period ended June 30, 2012, compared to $61,150 for the six month period ended June 30, 2011. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows provided or used in investing activities were $0 for the six month periods ended June 30, 2012 and 2011.  Cash flows provided or used by financing activities were $62,500 for the six month period ended June 30, 2012 and $0 for the similar period in 2011.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our testing, research and development capabilities and continue operations. We intend to raise funds through private placements of our common stock, through short-term borrowing and by application for grants in conjunction with the Research Foundation of the State University of New York with whom we have contracted to perform testing of our Adva-27a drug. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our business plan or otherwise enter into a strategic alliance to provide such funding.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2012.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2012, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2012, we issued an aggregate of 280,000 shares of our Common Stock to two entities and received aggregate net proceeds of $56,000 therefrom.  We utilized these proceeds for working capital purposes.

Subsequent Event

In July 2012 accepted subscriptions for an aggregate of 840,000 shares of our Common Stock from three entities and received proceeds of $210,000 therefrom. We intend to utilize these proceeds for scale-up and manufacturing of our proprietary lead compound, Adva-27a, a multi-purpose anti-tumor compound.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2012.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

By:	/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer