Form 10-Q
period 2012-09-30
Sunshine Biopharma, Inc
filed 2012-11-08
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2012

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 7, 2012, was 51,391,092 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1.  FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	September 30,	December 31,
	2012	2011
ASSETS

Current Assets:

Cash and cash equivalents	$255,415	$60,692
Prepaid expenses	12,630	45,745

Total Current Assets	268,045	106,437

TOTAL ASSETS	$268,045	$106,437

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Accounts payable	$1,590	$3,434
Note payable	12,500	$-
Interest payable	766	-

TOTAL LIABILITIES	14,856	3,434

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share; Authorized 5,000,000 Shares; Issued and outstanding -0- shares.	-	-

Common Stock, $0.001 per share; Authorized 200,000,000 Shares; Issued and outstanding 51,391,092 and 48,728,842 at September 30, 2012 and December 31, 2011 respectively	51,391	48,729

Capital paid in excess of par value	3,015,701	2,348,988

(Deficit) accumulated during the development stage	(2,813,903)	(2,294,714)

TOTAL SHAREHOLDERS' EQUITY	253,189	103,003

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$268,045	$106,437

See Accompanying Notes To Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	September	September
	30, 2012	30, 2011

Revenue:	$-	$-

General & Administrative Expenses

Research and Development	-	-
Accounting	6,820	2,175
Financial Consulting	209,375	-
Licenses & fees	100,000	100,000
Legal	51,728	584
Office	7,543	3,604
Professional services	-	7,500
Stock Transfer Fee	940	2,578

Total general and administrative expenses	376,406	116,441

(Loss) from operations	(376,406)	(116,441)

Other (expense) interest	(375)	-

Net (loss)	$(376,781)	$(116,441)

Basic (Loss) per common share	(0.01)	(0.00)

Weighted Average Common Shares Outstanding	50,230,925	30,738,509

See Accompanying Notes To Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	9 Months Ended	9 Months Ended	August 17, 2009
			(inception) through
	September 30,	September 30,	September 30,
	2012	2011	2012

Revenue:	$-	$-	$-

General & Administrative Expenses

Research and Development	1,829	17,650	144,479
Accounting	14,570	9,425	46,015
Financial Consulting	307,375	-	469,732
Legal	83,567	18,424	224,655
Licenses	100,000	100,000	550,000
Office	8,552	7,253	20,275
Merger Cost	-	-	155,150
Public Relations	-	15,119	241,768
Professional fees	-	7,500	-
Stock Transfer Fee	2,530	8,775	15,087
Writedown of intangible assets	-	-	945,976

Total general and administrative expenses	518,423	184,146	2,813,137

(Loss) from operations	(518,423)	(184,146)	(2,813,137)

Other (expense) interest	(766)	-	(766)

Net (loss)	$(519,189)	$(184,146)	$(2,813,903)

Basic (Loss) per common share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	49,229,536	30,733,509

See Accompanying Notes To Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement of Shareholders' Equity
(A Development Stage Company)

								Deficit accumulated during the development stage
						Stock Subscription Receivable
		Common Stock			Preferred Stock		Comprehensive Income
	Number Of Common Shares Issued		Capital Paid in Excess of Par Value	Number Of Preferred Shares Issued					Total
Balance at August 17, 2009 (Inception)	-	$-	$-	-	$-	$-		$-	$-

August 17, 2009 issued 703,118 shares of par value $0.001 common stock for services valued at $0.004 per share	703,118	703	2,297						3,000

August 19, 2009 issued 218,388 shares of par value $0.001 common stockfor services valued at $0.004 per share	218,388	218	714						932

August 20, 2009 issued 17,109,194 shares of par value $0.001 common stock and 730,000 share of par value $0.10 preferred stock for license agreement Advanomics:

Common valued at $0.004 per share and Preferred valued at $0.086 per share	17,109,194	17,109	55,891	850,000	73,000				146,000

September 24, 2009 :
Private Placement-The Company undertook to sell 2,220,552 shares of par value $0.001 common stock for cash of $649,000 or $0.2922 per share.

Company bought 1,150,693 shares of par value $0.001 stock for cash of $336,312 or $0.2922 per share; the remaining 1,069,859 shares were collected for cash of $312,688 in October 2009.	1,150,693	1,151	335,161						336,312

September 24, 2009 Common stock subscription (see notation above) for 1,069,074 shares of par value $0.001 common stock valued at $0.2922 per share						(312,688)	312,688		-

September 30, 2009 issued 1,710,748 shares of par value $0.001 common stock for asset purchase from Sunshine Bio Investment valued at or $0.2922 per share	1,710,748	1,711	498,289		-				500,000

Net (Loss)								(650,130)	(650,130)

Balance at September 30, 2009	20,892,141	20,892	892,352	850,000	73,000	(312,688)	312,688	(650,130)	336,114

October 31, 2009 issuance of common stock subscription, upon receipt of cash 1,069,859 shares of par value $0.001 common stock valued at $0.2922 per share	1,069,859	1,070	311,618			312,688	(312,688)		312,688

October 31, 2009 Outstanding stock of MWBS counted as issued for MWBS net deficit	888,000	888	(30,353)						(29,465)

Subtotal at October 31, 2009 reverse merger date for accounting purposes	22,850,000	22,850	1,173,617	850,000	73,000	-	-	(650,130)	619,337

November 16, 2009 Note conversions, several, Principal of $26,500 and interest of $2,965	6,810,000	6,810	22,655						29,465

Fractional Shares	7								-

Net (Loss)								(551,000)	(551,000)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	-		(1,201,130)	97,802

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement of Shareholders' Equity Continued
(A Development Stage Company)

	Number Of Common Shares Issued					Stock Subscription Receivable		Deficit accumulated during the development stage
		Common Stock			Preferred Stock		Comprehensive Income
			Capital Paid in Excess of Par Value	Number Of Preferred Shares Issued					Total

June 2, 2010 issued 1,675,000 shares of par value $0.001 common stock for services valued at $0.94 per share	1,675,000	1,675	1,572,825						1,574,500

September 30, 2010 reversed issuance of 1,625,000 shares of par value $0.001 common stock for services valued at $0.94 per share	(1,625,000)	(1,625)	(1,525,875)						(1,527,500)

September 30, 2010 issued 166,667 shares of par value $0.001 common stock for cash at $0.60 per share	166,667	167	99,833						100,000

October 1, 2010 issued 217,000 shares of par value $0.001 common stock for services valued at $0.60 per share	217,000	217	129,983						130,200

October 29, 2010 issued 100,000 shares of par value $0.001 common stock for services valued at $0.60 per share	100,000	100	59,900						60,000

October 31, 2010 issued 419,334 shares of par value $0.001 common stock for cash at $0.60 per share	419,334	419	251,181						251,600

November 30, 2010 issued 78,334 shares of par value $0.001 common stock for cash at $0.60 per share	78,334	78	46,922						47,000

Net (Loss)						-		(537,382)	(537,382)

Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,000	$73,000	$-	$-	$(1,738,512)	$196,220

March 29, 2011 issued 20,000 shares of par value $0.001 common stock for services valued at $ 12,000 or $0.60 per share	20,000	20	11,980						12,000

September 1, 2011 issued 326,000 sharesof par value $0.001 common stock in aprivate offering for cash at $0.60 per share	326,000	326	195,274						195,600

November 3, 2011 issued 400,000 shares of par value $0.001 common stock for services valued at $ 200,000 or $0.50 per share	400,000	400	199,600						200,000

December 16, 2011 issued 291,500 shares of par value $0.001 common stock for services valued at $ 55,385 or $0.19 per share	291,500	292	55,094						55,386

December 21, 2011 converted 850,000 shares of preferred stock into 17,000,000 shares of par value $0.001 common stock	17,000,000	17,000	56,000	(850,000)	(73,000)				-

Net (Loss)						-		(556,202)	(556,202)

Balance at December 31, 2011	48,728,842	$48,729	$2,348,988	-	$-	$-	$-	$(2,294,714)	$103,004

June 28, 2012 issued 250,000 shares of par value $0.001 common stock for cash at $.20 per share or $50,000	250,000	250	49,750						50,000

June 28, 2012 issued 230,000 shares of par value $0.001 common stock for services valued at $ 69,000 or $0.30 per share	230,000	230	68,770						69,000

July 2012 issued 840,000 shares of par value $0.001 common stock in a private offering for cash at $.25 per share or $50,000	840,000	840	209,160						210,000

July 25, 2012 issued 44,000 shares of par value $0.001 common stock for services valued at $ 15,400 or $0.35 per share	44,000	44	15,356						15,400

August 2012 issued 570,000 shares of par value $0.001 common stock in aprivate offering for cash at $.25 per share or $142,500	570,000	569	141,930						142,499

August 17, 2012 issued 128,250 shares of par value $0.001 common stock for services valued at $ 38,475 or $0.30 per share	128,250	128	38,347						38,475

August 31, 2012 issued 600,000 shares of par value $0.001 common stock for services valued at $ 144,000 or $0.24 per share	600,000	600	143,400						144,000

Net (Loss)						-		(519,189)	(519,189)

Balance at September 30, 2012 (Unaudited)	51,391,092	$51,391	$3,015,701	-	$-	$-	$-	$(2,813,903)	$253,189

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	9 Months Ended	9 Months Ended	August 17, 2009
			(inception) through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows From Operating Activities:

Net (Loss)	$(519,189)	$(184,146)	$(2,813,903)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for services,	266,875	12,000	1,421,392

Changes in operating assets & liabilities

Decrease / (increase) in prepaid expenses	33,115	(512)	(12,630)
Increase (decrease) in accounts payable	(1,844)	(6,860)	1,590
Increase / (decrease) in interest payable	766	-	766

Net Cash Flows (used) in operations	(220,277)	(179,518)	(1,402,785)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:

Proceeds from note payable	12,500	-	12,500
Sale of common stock	402,500	195,600	1,645,700

Net Cash Flows provided by financing activities	415,000	195,600	1,658,200

Net Increase (Decrease) In Cash and cash equivalents	194,723	16,082	255,415
Cash and cash equivalents at beginning of period	60,692	162,391	-

Cash and cash equivalents at end of period	$255,415	$178,473	$255,415

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services	$266,875	$240,000	$959,132
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
A Development Stage Company
Notes To Unaudited Financial Statements
For The Three and Nine Month Interim Period Ended September 30, 2012

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and nine month interim period ended September 30, 2012 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and nine month interim period ended September 30, 2012 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2012.

Note 2 – Notes Payable

The Company received a loan of $12,500 accruing interest at a rate of 12%. This loan was due to mature on August 31, 2012, but was extended until February 28, 2013. At September 30, 2012 interest of $766 was accrued.

Note 3 – Issuance of Common Stock

During the three months ended September 30, 2012, the Company commenced a private placement of its common stock wherein it is attempting to raise up to $5,000,000 by selling shares of its $.001 par value common stock at a price of $0.25 per share. As of September 30, 2012 the Company had sold 1,610,000 shares and received proceeds of $402,500 therefrom.

In June of 2012 the Company issued 230,000 shares of $0.001 par value restricted common stock for services valued at $69,000 or $0.30 per share.

In July 2012 the Company issued 44,000 shares of $0.001 par value restricted common stock for services valued at $15,400 or $0.35 per share.

In August 2012 the Company issued 128,250 shares of $0.001 par value restricted common stock for services valued at $38,475 or $0.30 per share.

In August 2012 the Company issued 600,000 shares of $0.001 par value restricted common stock for services valued at $144,000 or $0.24 per share.

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

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2012 and 2011

For the nine months ended September 30, 2012 and 2011 we did not generate any revenues.

General and administrative expenses during the nine month period ended September 30, 2012 were $518,423, compared to general and administrative expense of $184,146 incurred during the nine month period ended September 30, 2011, an increase of $334,277.  The principal reason for this increase was $307,375 in financial consulting fees that were incurred during the nine month period ended September 30, 2012 which were not incurred during the similar period in 2011. During the nine month period ended September 30, 2012 we also incurred approximately $65,143 in additional legal fees over the 2011 figure primarily relating to the private offerings of our securities undertaken in 2012.  Our research and development costs were reduced by $15,821 during the nine month period ended September 30, 2012, as explained below.

As a result, we incurred a net loss of ($518,423) (approximately $0.01 per share) for the nine month period ended September 30, 2012, compared to a net loss of ($184,146) (less than $0.01 per share) during the nine month period ended September 30, 2011.

Comparison of Results of Operations for the three months ended September 30, 2012 and 2011

General and administrative expenses during the three month period ended September 30, 2012 were $376,406, compared to general and administrative expense of $116,441 incurred during the three month period ended September 30, 2011, an increase of $259,965.  The principal reason for this increase was $209,375 in financial consulting fees that were incurred during the three month period ended September 30, 2012 which were not incurred during the similar period in 2011. During the three month period ended September 30, 2012 we also incurred approximately $51,114 in additional legal fees over the 2011 figure. Office costs also increased by $3,939 during the three month period ended September 30, 2012.  The remaining expenses remained relatively consistent from the 2011 period.

As a result, we incurred a net loss of ($376,781) (approximately $0.01 per share) for the three month period ended September 30, 2012, compared to a net loss of ($116,441) (less than $0.01 per share) during the three month period ended September 30, 2011.

Because we did not generate any revenues since our inception, following is our plan of operation.

Plan of Operation

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The preclinical studies for our lead compound, Adva-27a, a multi-purpose antitumor compound, were successfully completed in late 2011.  We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of GMP manufacturing, IND-enabling studies, regulatory filing and Phase I clinical trials.  We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers.  The planned indication will be multidrug resistant breast cancer as Adva-27a has shown a positive effect on this type of cancer for which there is currently little or no treatment options available. See “Clinical Trials” below.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for multidrug resistant breast cancer in late 2013 or early 2014 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a appears to be effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive type of cancer (see Figure 2).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

●	Adva-27a is 16-times more effective at killing multidrug resistant breast cancer cells (MCF-7/MDR) than Etoposide.
●	Adva-27a is also more effective at killing small-cell lung cancer cells (H69AR) than Etoposide.
●	Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.
●	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.
●	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.
●	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar.
●	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.
●	Adva-27a does not inhibit tubulin assembly.

These and other preclinical data have recently been published in ANTICANCER RESEARCH, a peer-reviewed International Journal of Cancer Research and Treatment.  The manuscript entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” appeared in print in the current, October 2012 issue of the journal.  A copy of the full manuscript as it appeared in the journal is available on our website at www.sunshinebiopharma.com.

 Figure 2

Table 1

Clinical Development Path

The early stage preclinical studies for our lead compound, Adva-27a, were successfully completed in late 2011 and the results have recently been published [ANTICANCER RESEARCH 32: 4423-4432 (2012)].  We are now continuing our clinical development program of Adva-27a by conducting the next sequence of steps comprised of the following:

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

Liquidity and Capital Resources

As of September 30, 2012, we had cash or cash equivalents of $255,415.

Net cash used in operating activities was $220,277 during the nine month period ended September 30, 2012, compared to $179,318 for the nine month period ended September 30, 2011. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows provided or used in investing activities were $0 for the nine month periods ended September 30, 2012 and 2011.  Cash flows provided or used by financing activities were $415,000 for the nine month period ended September 30, 2012 and $195,600 for the similar period in 2011.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2012.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management Report on Internal Control over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

Changes in Internal Control over Financial Reporting - Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no changes in our internal control over financial reporting during the period ended September 30, 2012 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2012, we issued an aggregate of 1,410,000 shares of our Common Stock to 7 entities and received aggregate net proceeds of $352,500 therefrom.  We utilized these proceeds for working capital and research and development activities, including scale-up (gram quantity) manufacturing of our proprietary anticancer compound, Adva-27a.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2012.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

By:	/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer