Form 10-K
period 2012-12-31
Sunshine Biopharma, Inc
filed 2013-03-15
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF1934 for the transition period from ____________ to____________

Commission File Number 000-52898

SUNSHINE BIOPHARMA, INC.
 (Exact name of registrant as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 13, 2013 was $5,081,773.

As of March 13, 2013, the Registrant had 51,766,092 shares of Common Stock issued and outstanding.

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

PART I

ITEM 1.  BUSINESS

History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.” Until October 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.

Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation, in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”). As a result of this transaction we changed our name to “Sunshine Biopharma, Inc.” On December 21, 2011, Advanomics Corporation, a privately held Canadian company (“Advanomics”), and our licensor, exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

Description of Current Business

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer. The preclinical studies for our lead compound, Adva-27a, a multi-purpose antitumor compound, were successfully completed in late 2011. We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of Good Manufacturing Practice (“GMP”) manufacturing, Investigational New Drug (“IND”)-enabling studies, regulatory filing and Phase I clinical trials. We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers. The planned indication will be multidrug resistant breast cancer as Adva-27a has shown a positive effect on this type of cancer for which there is currently little or no treatment options available. See “Clinical Trials” below.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for multidrug resistant breast cancer in mid to late 2014 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 2).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

●	Adva-27a is effective at killing different types of multidrug resistant cancer cells, including:
-	Breast Cancer Cells (MCF-7/MDR)
-	Small Cell Lung Cancer Cells (H69AR)
-	Uterine Cancer (MES-SA/Dx5)

●	Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.

●	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.

●	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.

●	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar.

●	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.

●	Adva-27a does not inhibit tubulin assembly.

These and other preclinical data have recently been published in ANTICANCER RESEARCH, a peer-reviewed International Journal of Cancer Research and Treatment. The manuscript entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” appeared in print in the October 2012 issue of the journal [ANTICANCER RESEARCH 32: 4423-4432 (2012)]. A copy of the full manuscript as it appeared in the journal is available on our website at www.sunshinebiopharma.com.

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

Clinical Trials

Adva-27a’s initial indication will be multidrug resistant breast cancer for which there are little or no treatment options. In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for this indication. All aspects of the planned clinical trials in Canada will employ U.S. Food and Drug Administration (“FDA”) standards at all levels. We anticipate that the clinical trials will be completed by late 2015, at which time we, together with our licensor, expect to file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S. See “Marketing,” below.

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

Intellectual Property

We are the exclusive licensee for the U.S. territory of Advanomics’ Adva-27a which is covered by international patent applications filed on April 27, 2007 (PCT/FR2007/000697).  These patent applications, which are now issued in Europe and the United States (US 8,236,935) and are still pending elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics.  On January 14, 2013, Advanomics filed a new patent application covering Adva-27a manufacturing processes as well as new Adva-27a derivatives and compositions.

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Government Regulations

Our existing and proposed business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations. We will be subject to significant regulations in the U.S. in order to obtain the approval of the FDA to offer our product on the market. The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would give the go ahead with Phase I clinical (human) trials. Following completion of Phase I, the results is filed with the FDA and a request is made to proceed to Phase II. Similarly, following completion of Phase II the data is filed with the FDA and a request is made to proceed to Phase III. Following completion of Phase III, a request is made for marketing approval. Depending on various issues and considerations the FDA could provide limited marketing approval on a humanitarian basis if the drug treats terminally ill patients with limited treatment options available. As of the date of this Report we have not made any filings with the FDA or other regulatory bodies in other jurisdictions. We have however had extensive discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for multidrug resistant breast cancer. They believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancer which we will be treating. There are no assurances this will occur.

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

Trademarks-Tradenames

We are the exclusive licensee for the U.S. territory of Advanomics’ Adva-27a which is covered by international patent applications filed on April 27, 2007 (PCT/FR2007/000697).  These patent applications, which are now issued in Europe and the United States (US 8,236,935) and which are still pending elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics.

ITEM 1A.  RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock.  We believe that we have included all material risks.

Risks Related to our Operations

We may not be able to continue as a going concern or fund our existing capital needs.

Our independent registered public accounting firm included an explanatory paragraph in their report included herein on our financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were sufficient to fund our existing development commitments, indebtedness and general operating expenses through December 31, 2012; however, we will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2013.

We have incurred losses in the past and expect to incur greater losses until we implement our business plan.

We are a development stage company and we have not yet begun generating revenues and we do not expect to begin generating revenues until the clinical trials for our sole product candidate is completed and is successful.  In particular, our multi-purpose anti-tumor compound, Adva-27a, expects to be entering Phase I clinical trials for multidrug resistant breast cancer indication during 2014, provided that we are successful in obtaining the funding necessary to conduct these trials.  We expected that we would begin these clinical trials during 2012, but were unable to secure sufficient funding to undertake this activity.  There can be no assurances that we will be successful in raising the funds necessary to conduct these trials.  Further, there can be no assurance that the results obtained from laboratory or research studies will be replicated in human studies or that such human studies will not identify undesirable side effects.  There can be no assurance that any of our therapeutic products will meet applicable health regulatory standards, obtain required regulatory approvals or clearances, be produced in commercial quantities at reasonable costs, be successfully marketed or be profitable enough that we will recoup the investment made in such product candidates.

We are a development stage company and may never attain product sales.

We have not received approval for any of our product candidates from the FDA.  Any compounds that we discover or in-license will require extensive and costly development, preclinical testing and/or clinical trials prior to seeking regulatory approval for commercial sales.  Our most advanced product candidate, Adva-27a, and any other compounds we discover, develop or in-license, may never be approved for commercial sale.  The time required to attain product sales and profitability is lengthy and highly uncertain, and we cannot assure you that we will be able to achieve or maintain product sales.

We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.  We have incurred significant net losses since our formation in 2009.  We have incurred an accumulated deficit of $3,002,666 as of December 31, 2012.  Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates.  To date, we have not generated any revenues and we do not anticipate generating any revenues in the near term, if ever.  We expect to increase our operating expenses over the next several years as we plan to:

●	Prepare and carry out for the development of Adva-27a;
●	Expand our research and development activities;
●	Increase our required corporate infrastructure and overhead.

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

We will require additional funding to satisfy our future capital needs and future financing strategies may adversely affect holders of our Common Stock.

Our operations will require significant additional funding in large part due to our anticipated research and development expenses, future preclinical and clinical testing costs, and the absence of any meaningful revenues in the near future. We do not know whether additional financing will be available to us on favorable terms or at all.  If we cannot raise additional funds, we may be required to reduce our capital expenditures, scale back product development programs, reduce our workforce and license to others products or technologies that we may otherwise be able to commercialize.

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

The FDA may change its approval policies or requirements, or apply interpretations to its policies or requirements, in a manner that could delay or prevent commercialization of Adva-27a.

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

Our business would be materially harmed if we fail to obtain FDA approval of a New Drug Application (“NDA”) for Adva-27a.

We anticipate that our ability to generate any significant product revenues in the near future will depend solely on the successful development and commercialization of Adva-27a. The FDA may not approve in a timely manner, or at all, the NDA that we submit.  If we are unable to submit an NDA for other product candidates, or if the NDA we submitted is not approved by the FDA, we will be unable to commercialize those product in the United States and our business will be materially harmed.  The FDA can and does reject NDAs, and often requires additional clinical trials, even when product candidates performed well or achieved favorable results in large-scale Phase III clinical trials.  The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures.  Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. Our product candidates are novel compounds or new chemical entities, which may further increase the period of time required for satisfactory testing procedures.

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

Currently, Dr. Steve N. Slilaty owns, either directly or indirectly, approximately 60% of our outstanding voting securities.  As a result, he has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

Even if we successfully develop and obtain approval for Adva-27a, our business will not be profitable if this product does not achieve and maintain market acceptance.

Even if our product candidate, Adva-27a, is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of our approved product candidate by physicians, healthcare professionals, patients and third-party payors, and our resulting profitability and growth, will depend on a number of factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects;
●	the availability of alternative treatments;
●	the details of FDA labeling requirements, including the scope of approved indications and any safety warnings;
●	pricing and cost effectiveness;
●	the effectiveness of our or our collaborators' sales and marketing strategy;
●	our ability to obtain sufficient third-party insurance coverage or reimbursement; and
●	our ability to have the product listed on insurance company formularies.

If our product candidate achieves market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are received more favorably or are more cost effective.  Complications may also arise, such as development of new know-how or new medical or therapeutic capabilities by other parties that render our product obsolete.

Because the results of preclinical studies for our preclinical product candidates are not necessarily predictive of future results, our product candidates may not have favorable results in later clinical trials or ultimately receive regulatory approval.

Our product candidate has not been tested in clinical trials. Positive results from preclinical studies are no assurance that later clinical trials will succeed. Preclinical trials are not designed to establish the clinical efficacy of our preclinical product candidate. We will be required to demonstrate through clinical trials that our product candidate is safe and effective for use before we can seek regulatory approvals for commercial sale. There is typically an extremely high rate of failure as product candidates proceed through clinical trials. If our product candidate fails to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. This would adversely affect our ability to generate revenues and may damage our reputation in the industry and in the investment community.

The future clinical testing of our product candidates could be delayed, resulting in increased costs to us and a delay in our ability to generate revenues.

Our product candidate will require preclinical testing and extensive clinical trials prior to submitting a regulatory application for commercial sales. We do not know whether clinical trials will begin on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate. Each of these results would adversely affect our ability to generate revenues.

The commencement of clinical trials can be delayed for a variety of reasons, including delays in:

●	demonstrating sufficient safety to obtain regulatory approval to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective research organizations and trial sites;
●	manufacturing sufficient quantities of a product candidate;
●	obtaining institutional review board approvals to conduct clinical trials at prospective sites; and
●	procuring adequate financing to fund the work.

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

We are a development stage company with three employees. Most of our competitors, such as Bristol-Myers Squibb, Pfizer, TEVA, Amgen, and others, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The drug that we are attempting to develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, in order to develop competing products that are more effective or less costly than the product candidate we are developing. This may render our technology or product candidate obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

Because our product candidate and our development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	we were the first to make the inventions covered by each of our pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
●	our pending patent applications will result in issued patents;
●	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies that are patentable; or
●	the patents of others will not have a negative effect on our ability to do business.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our becoming a reporting company, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

The market price of our Common Stock may fluctuate significantly in the future.

The market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	competitive pricing pressures;
●	our ability to produce and sell our products on a cost-effective and timely basis;
●	our inability to obtain working capital financing;
●	the introduction and announcement of one or more new alternatives to our products by our competitors;
●	changing conditions in the market;
●	changes in market valuations of similar companies;
●	stock market price and volume fluctuations generally;
●	regulatory developments;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel; and
●	future sales of our Common Stock or other securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4, where we relocated in June, 2012. Previously, our principal place of business was located at 2015 Peel Street, 5th Floor, Montreal, Quebec, Canada, H3A 1T8. Our current location is also the location of our licensor, Advanomics Corporation, who is providing this space to us on a rent free basis as of the date of this Report. If and when we are able to secure financing we expect that we will lease our own office and laboratory space. Our current space consists of approximately 1,000 square feet of executive office space. We anticipate that this will be sufficient for our needs until financing is in place, of which there is no assurance.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no claims that have been brought against us nor have there been any claims threatened.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

Quarter Ended	High	Low

March 31, 2011	$0.70	$0.125
June 30, 2011	$0.75	$0.10
September 31, 2011	$1.36	$0.25
December 31, 2011	$0.60	$0.12

March 31, 2012	$0.25	$0.13
June 30, 2012	$0.28	$0.19
September 31, 2012	$0.60	$0.18
December 31, 2012	$0.42	$0.19

As of March 13, 2013, the closing bid price of our Common Stock was $0.26.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Holders

We had 94 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer, Inc., of Denver, Colorado.  Their address is 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado, 80209.  Their phone number is (303) 282-4800.

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

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4. Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2011 and 2012

Total expenses, including general and administrative expenses and research and development expenses for our fiscal year ended December 31, 2012 were $707,952, compared to $556,202 during our fiscal year ended December 31, 2011, an increase of $151,750. During our fiscal year ended December 31, 2012, our principal expenses included $$316,375 in financial consulting fees, compared to $15,000 during 2011, an increase of $301,375 as a result of intensified efforts to secure funding for the next phase or our Adva-27a drug development program. Other principal expenses included $250,000 in licensing fees compared to $200,000 during 2011 and $101,907 in legal fees, an increase of $71,895 from the similar costs incurred in 2011. This increase was as a result of fund raising efforts and expenses associated with our being a public reporting company.

As a result, we incurred a net loss of $707,952 (approximately $0.01 per share) for the fiscal year ended December 31, 2012, compared to a net loss of $556,202 during our fiscal year ended December 31, 2011 (approximately $0.01 per share).

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer. Our lead compound, Adva-27, a multi-purpose anti-tumor compound, is expected to enter Phase I clinical trials in 2014. We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own research and development program as soon as practicable, once financing is in place. There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials. More details about our Plan of Operation are provided above under Part I, Item 1, Business, above.

Liquidity and Capital Resources

As of December 31, 2012, we had cash or cash equivalents of $132,638.

Net cash used in operating activities was $393,054 during our fiscal year ended December 31, 2012, compared to $297,299 during our fiscal year ended December 31, 2011.  We anticipate that overhead costs in current operations will increase in the future once we enter Phase I clinical trials as discussed in Part I, Item 1, Business, above.

Cash flows provided or used in investing activities were $0 for the period from August 17, 2009 (inception) through December 31, 2011, as well as during our fiscal year ended December 31, 2012.  Net cash flows provided or used by financing activities was $465,000 during our fiscal year ended December 31, 2012, compared to $195,600 during our fiscal year ended December 31, 2011.

In June 2012, we conducted a private placement of our Common Stock for the purposes of supporting our working capital whereby we sold 250,000 shares at a price of $0.20 per share and received proceeds of approximately $50,000 therefrom. Between July and October 2012, we conducted a private placement of our Common Stock to fund our drug development program whereby we sold 1,410,000 shares of our Common Stock at a price of $0.25 per share and received proceeds of approximately $352,500 therefrom. In December 2012, wecommenced a private offering of Convertible Notes. Prior to December 31, 2012 we issued two Convertible Notes to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. These notes accrue interest at the rate of 6% per annum and are convertible at our option into shares of our Common Stock at $0.20 per share on or before March 31, 2013. Subsequent to December 31, 2012, we issued an additional seven notes in favor of five accredited investors in the aggregate principal amount of $503,000.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2012.

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

Recently Adopted Accounting Standards – As of November 1, 2011, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary. Under the option, the calculation of the reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. The adoption of this guidance impacts testing steps only, and therefore adoption did not have an impact on our consolidated financial statements. As of November 1, 2011, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements. We have complied with the disclosure requirements of the new guidance within Note 10, Fair value measurements. There were various other accounting standards and interpretations issued during 2010 and 2011, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

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

Sunshine Biopharma, Inc.
 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report
At December 31, 2012 and 2011
And the period August 17, 2009 (inception) through December 31, 2012

TABLE OF CONTENTS

Page

Independent Accountant’s Audit Report	F-1

Consolidated Balance Sheet	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flows	F-4

Consolidated Statement of Shareholders’ Equity	F-5 to F-7

Notes to Consolidated Financial Statements	F-8 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine Biopharma, Inc.:

We have audited the accompanying balance sheets of Sunshine Biopharma, Inc. (“the Company”) as of December 31, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from August 17, 2009 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine Biopharma, Inc., as of December 31, 2011, and the results of its operations and its cash flows for the years then ended, and for the period from August 17, 2009 (inception) through December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine Biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc.(a development stage company) as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Biopharma, Inc., as of December 31, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
March 14, 2013

Sunshine Biopharma, Inc.
(A Development Stage Company)
Audited Consolidated Balance Sheet

	December 31,	December 31,
	2012	2011
ASSETS

Current Assets:

Cash and cash equivalents	$132,638	$60,692
Prepaid expenses	2,155	45,745

Total Current Assets	134,793	106,437

TOTAL ASSETS	$134,793	$106,437

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion notes payable	62,500	-
Accounts payable	595	3,434
Interest payable	1,272	-

TOTAL LIABILITIES	64,367	3,434

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- and 850,000 shares respectively	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued and outstanding 51,416,092
and 48,728,842 shares respectively	51,416	48,729

Capital paid in excess of par value	3,021,676	2,348,988

(Deficit) accumulated during the development stage	(3,002,666)	(2,294,714)

TOTAL SHAREHOLDERS' EQUITY	70,426	103,003

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$134,793	$106,437

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
(A Development Stage Company)
Audited Consolidated Statement Of Operations

			August 17, 2009
			(inception) through
	December 31,	December 31,	December 31,
	2012	2011	2012

Revenue:	$-	$-	$-

Expenses:
Research & Development	1,829	142,650	144,479
Accounting	18,190	12,050	49,635
Financial consulting	316,375	15,000	478,732
Licenses	250,000	200,000	700,000
Office	15,089	7,254	26,812
Legal	101,907	30,012	242,995
Merger costs	-	-	155,150
Public relations	-	140,504	241,768
Stock transfer	3,290	8,732	15,847
Writedown of intangible assets	-	-	945,976

Total G & A	706,680	556,202	3,001,394

(Loss) from operations	(706,680)	(556,202)	(3,001,394)

Other (expense) interest	(1,272)	-	(1,272)

Net (Loss)	$(707,952)	$(556,202)	$(3,002,666)

Basic (Loss) per common share	(0.01)	(0.02)

Weighted Average Common Shares Outstanding	49,775,134	30,881,676

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
(A Development Stage Company)
Audited Consolidated Statement Of Cash Flows

			August 17,
			2009 (inception)
	December 31,	December 31,	through December 31,
	2012	2011	2012
Cash Flows From Operating Activities:

Net (Loss)	$(707,952)	$(556,202)	$(3,002,666)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock issued for licenses, services, and other assets	272,875	267,385	1,427,392
(Increase) Decrease in prepaid expenses	43,590	(512)	(2,155)
Increase (Decrease) in Accounts Payable	(2,839)	(7,970)	595
Increase in interest payable	1,272	-	1,272

Net Cash Flows (used) in operations	(393,054)	(297,299)	(1,575,562)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Proceed from note payable	62,500	-	62,500
Issuance of common stock	402,500	195,600	1,645,700

Net Cash Flows provided by financing activities	465,000	195,600	1,708,200

Net Increase (Decrease) In Cash and cash equivalents	71,946	(101,699)	132,638
Cash and cash equivalents at beginning of period	60,692	162,391	-

Cash and cash equivalents at end of period	$132,638	$60,692	$132,638
Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$266,875	$240,200	$1,427,392
Stock issued for note conversions	$-	$-	$29,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
(A Development Stage Company)
Audited Statement of Shareholders' Equity

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
Company bought 1,150,693 share of par value $.001
stock for cash of $336,312 or $.2922 per share;
the remaining 1,069,859 shares were collected for
cash of $312,688 in October 2009.	1,150,693	1,151	335,161						336,312

September 24, 2009 Common stock subscription
(see notation above) for 1,069,074 shares of par value
$.001 common stock valued at $.2922 per share						(312,688)	312,688		-

September 30, 2009 issued 1,710,748
shares of par value $.001 common stock
for asset purchase from Sunshine Bio Investment
valued at or $.2922 per share	1,710,748	1,711	498,289		-				500,000

Net (Loss)								(650,130)	(650,130)

Balance at September 30, 2009	20,892,141	20,892	892,352	850,000	73,000	(312,688)	312,688	(650,130)	336,114

October 31, 2009 issuance of common stock
subscription, upon receipt of cash 1,069,859 shs of par
value $.001 common stock valued at $.2922 per share	1,069,859	1,070	311,618			312,688	(312,688)		312,688

October 31, 2009 Outstanding stock of MWBS
counted as issued for MWBS net deficit	888,000	888	(30,353)						(29,465)

Subtotal-at October 31, 2009 reverse merger date
for accounting purposes	22,850,000	22,850	1,173,617	850,000	73,000	-	-	(650,130)	619,337

November 16, 2009 Note conversions, several,
Principle of $26,500 and interest of $2,965	6,810,000	6,810	22,655						29,465

Fractional Shares	7								-

Net (Loss)								(551,000)	(551,000)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	-	-	(1,201,130)	97,802

June 2, 2010 issued 1,675,000
shares of par value $.001 common stock
for services valued at or $.94 per share	1,675,000	1,675	1,572,825						1,574,500

September 30, 2010 reversed issuance of 1,625,000
shares of par value $.001 common stock
for services valued at or $.94 per share	(1,625,000)	(1,625)	(1,525,875)						(1,527,500)

September 30, 2010 issued 166,667
shares of par value $.001 common stock
for cash at or $.60 per share	166,667	167	99,833						100,000

October 1, 2010 issued 217,000
shares of par value $.001 common stock
for services valued at or $.60 per share	217,000	217	129,983						130,200

October 29, 2010 issued 100,000
shares of par value $.001 common stock
for services valued at or $.60 per share	100,000	100	59,900						60,000

October 31, 2010 issued 419,334
shares of par value $.001 common stock
for cash at or $.60 per share	419,334	419	251,181						251,600

November 30, 2010 issued 78,334
shares of par value $.001 common stock
for cash at or $.60 per share	78,334	78	46,922						47,000

Net (Loss)								(537,382)	(537,382)

Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,000	$73,000	$-	$-	$(1,738,512)	$196,220

March 29, 2011 issued 20,000
shares of par value $.001 common stock
for services valued at $ 12,000 or $.60 per share	20,000	20	11,980						12,000

September 1, 2011 issued 326,00 shares
of par value $.001 common stock in a
private offering for cash at $0.60 per share	326,000	326	195,274						195,600

November 3, 2011 issued 400,000 shares
of par value $.001 common stock for services
for services valued at $ 200,000 or $.50 per share	400,000	400	199,600						200,000

December 16, 2011 issued 291,500 shares
of par value $.001 common stock for services
for services valued at $ 55,385 or $.19 per share	291,500	292	55,094						55,385

December 21, 2011 converted 850,000 shares of
preferred stock into 17,000,000 shares of par value
$.001 common stock	17,000,000	17,000	56,000	(850,000)	(73,000)				-

Net (Loss)						-		(556,202)	(556,202)

Balance at December 31, 2011	48,728,842	$48,729	$2,348,988	-	$-	$-	$-	$(2,294,714)	$103,003

June 28, 2012 issued 250,000 shares
of par value $0.001 common stock in a
private offering for cash at $.20 per share
or $50,000	250,000	250	49,750						50,000

June 28, 2012 issued 230,000 shares
of par value $0.001 common stock for services
valued at $ 69,000 or $0.30 per share	230,000	230	68,770						69,000

July 2012 issued 840,000 shares
of par value $0.001 common stock in a
private offering for cash at $.25 per share
or $50,000	840,000	840	209,160						210,000

July 25, 2012 issued 44,000 shares
of par value $0.001 common stock for services
valued at $ 15,400 or $0.35 per share	44,000	44	15,356						15,400

August 2012 issued 570,000 shares
of par value $0.001 common stock in a
private offering for cash at $.25 per share
or $142,500	570,000	570	141,929						142,500

August 17, 2012 issued 128,250 shares
of par value $0.001 common stock for services
valued at $ 38,475 or $0.30 per share	128,250	127	38,348						38,475

August 31, 2012 issued 600,000 shares
of par value $0.001 common stock for services
valued at $ 144,000 or $0.24 per share	600,000	600	143,400						144,000

August 31, 2012 issued 600,000 shares
of par value $0.001 common stock for services
valued at $ 144,000 or $0.24 per share	25,000	25	5,975						6,000

Net (Loss)						-		(707,952)	(707,952)

Balance at December 31, 2012	51,416,092	$51,416	$3,021,676	-	$-	$-	$-	$(3,002,666)	$70,426

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2012

Note 1 – Organization and Summary of Significant Accounting Policies

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

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents. Cash paid for interest during the years ended December 31, 2012 and 2011 was $0.  Cash paid for income taxes during the years ended December 31, 2012 and 2011 was $0.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2012

Note 1 – Organization and Summary of Significant Accounting Policies (Continued)

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

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through March 14, 2013, which is the date the financial statements were available to be issued.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2012

Note 1 – Organization and Summary of Significant Accounting Policies (Continued)

OFFICER COMPENSATION

Through the period ended December 31, 2012 the officers and directors of the Company have not received any cash or other type of compensation.

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

Note 3 – Capital Stock

The Company’s authorized capital is comprised of 200,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series A Preferred Stock (“Series A”). The Series A is convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the common stock. Through December 31, 2012 and December 31, 2011, the Company has issued and outstanding a total of 51,416,092 and 48,728,842 shares of Common Stock and 0 and 0 shares of Series A Preferred Stock, respectively.

On August 17, 2009, the Company issued 703,118 shares of $0.001 par value Common Stock for services valued at $3,000 or $0.004 per share.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2012

Note 3 – Capital Stock (Continued)

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

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2012

Note 3 – Capital Stock (Continued)

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

On December 21, 2011, the Company issued 17,000,000 shares of $0.001 par value Common Stock in exchange for the 850,000 shares of outstanding Series A Convertible Preferred Stock. At December 31, 2011 there was no Preferred Stock outstanding.

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

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2012

Note 3 – Capital Stock (Continued)

In August 2012 the Company issued 600,000 shares of $0.001 par value restricted common stock for services valued at $144,000 or $0.24 per share.

In October 2012 the Company issued 25,000 shares of $0.001 par value restricted common stock for services valued at $6,000 or $0.24 per share.

The Company has declared no dividends through December 31, 2012.

Note 4 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2012 and December 31, 2011, the Company had approximately $3,002,666 and $2,294,714, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $600,533 and $458,943 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended December 31, 2012 and December 31, 2011 was approximately $141,590 and $111,241.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2009, 2010, and 2011, although, the statute of limitations for the 2009 tax year will expire effective March 15, 2013. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2012

Note 5 – Related Transactions

The Company has licensed its technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company ("Advanomics") . Dr. Steve N. Slilaty, the Company’s Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics. On December 21, 2011, Advanomics Corporation, a privately held Canadian company (“Advanomics”), and the Company’s licensor, exercised its right to convert 850,000 shares of Series “A” Preferred Stock it held in the Company into 17,000,000 shares of Common Stock.

Also, on December 21, 2011, the Company executed an amendment to the Exclusive License Agreement which waived a condition of termination and revised the consideration payable to Advanomics. The original Exclusive License Agreement required the Company to exercise an option to purchase shares in Advanomics for aggregate consideration of $9,700,000 ($5.00 per share). This obligation was waived and replaced with an annual licensing fee of $360,000 and reimbursement of research and development expenses incurred by Advanomics in connection with the Licensed Material as defined in the original Exclusive License Agreement. During 2012, the Company advanced funds pursuant to this Agreement of $250,000. The total transaction costs to date of $396,000 have been written off as impaired.

In June 2012 the Company moved its principal place of business to 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4. This is also the location of the Company’s licensor, Advanomics Corporation, who is providing this space on a rent free basis as of the date of this Report. Dr. Steve N. Slilaty, the Company’s Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics

Note 6 – Reverse Acquisition

On October 15, 2009 MWBS entered into an acquisition agreement (the "Agreement") with Sunshine Etopo, Inc., acquiring 100% of the outstanding common stock of Sunshine Etopo, Inc. through the issuance of 21,962,000 shares of its common stock with no readily available market price. The transaction was accounted for as a reverse acquisition as the shareholders of Sunshine Etopo, Inc. retained the majority of the outstanding common stock of MWBS after the share.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2012

Note 6 – Reverse Acquisition (Continued)

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

Note 7 – Convertible Notes

In December 2012, the Company commenced a private offering of Convertible Notes.  Prior to December 31, 2012, the Company issued two Convertible Notes to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000.  These notes accrue interest at the rate of 6% per annum and are convertible at the option of the Company into shares of the Company’s Common Stock at $0.20 per share on or before March 31, 2013.  Subsequent to December 31, 2012, the Company issued an additional seven notes in favor of five accredited investors in the aggregate principal amount of $503,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 22, 2013 the relationship between our Company and the firm of Borgers & Cutler CPA’s PLLC (“B&C”), our independent accountant who audited our financial statements for our fiscal year ended December 31, 2011, was terminated due to the dissolution of the partnership of B&C.  B&C had audited our financial statements for the fiscal year ended, December 31, 2011 and reviewed our financial statements for the related interim periods.

In connection with the audit of our financial statements as of and for the fiscal year ended December 31, 2011, and all interim periods from December 31, 2011 through January 28, 2013, there were no disagreements with B&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of B&C, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

The audit report of B&C on our financial statements as of and for the year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except relevant to the audit report for the year ended December 31, 2011, which stated as follows:

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

In addition, effective February 22, 2013, we retained the firm of B F Borgers CPA PC (“Borgers PC”), to audit our financial statement for our fiscal year ending December 31, 2012, and include such report as part of our annual report on Form 10-K for our fiscal year ending December 31, 2012.  This change in independent accountants was approved by our Board of Directors.  There were no consultations between us and Borgers PC prior to their appointment.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2012, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 5-6, 2013, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	60	President, Chief Executive Officer, and Chairman

Michele Di Turi	35	Chief Operating Officer and Director

Camille Sebaaly	53	Chief Financial Officer, Secretary and Director

Our directors serve as directors until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

Following is biographical information of our current management:

Dr. Steve N. Slilaty was appointed as our CEO, President and Chairman of our Board of Directors on October 15, 2009. In addition, since February 2002, Dr. Slilaty has been President and Chief Scientific Officer of Advanomics Corporation, Montreal, Canada, a privately held company engaged in the research, development and commercialization of drugs for the treatment of various forms of cancer. Advanomics Corporation is the third in a line of biotechnology companies that Dr. Slilaty founded and managed through their early and mid-stages of development. The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and grew to over $60 million in annual sales. Today, Qbiogene is a member of a family of companies owned by MP Biomedicals, one of the largest international suppliers of biotechnology reagents with a catalogue containing over 55,000 products. The second company which Dr. Slilaty founded, Genomics One Corporation, now known as Alert B&C Corporation, conducted an initial public offering (IPO) of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the handful of participants in the Human Genome Project. Formerly a research team leader of the Biotechnology Research Institute, a division of the National Research Council of Canada, Dr. Slilaty also served as a consultant in a management and advisory capacity for a major Canadian biotechnology company between 1995 and 1997 during which time the company completed one of the largest biotechnology IPO‘s in Canada raising over $34 million. Dr. Slilaty received his Ph.D degree from the University of Arizona in 1983 and a Bachelor of Science degree from Cornell University in 1976. In addition, Dr. Slilaty holds a position as Adjunct Professor at Université du Québec in the Department of Microbiology and Biotechnology. He devotes approximately 50% of his time to our business affairs.

Michele Di Turi was appointed as our Chief Operating Officer and a Director of our Company on October 15, 2009.  Since November 2008, Mr. Di Turi has been President of Sunshine Bio Investments, Inc., a privately held Canadian corporation engaged in the sale of nonregulated biotechnology and medical products.  Prior, from February 2003 through November 2008, he was employed by Mazda President, Inc., Montreal, Canada, as a sales representative and director of customer service.  He devotes approximately 50% of his time to our business affairs.

Camille Sebaaly was appointed as our Chief Financial Officer, Secretary and a Director of our Company on October 15, 2009. Since 2001, Mr. Sebaaly has been self-employed as a business consultant, primarily in the biotechnology and biopharmaceutical sectors, as well as in the hydrogen generation and energy savings fields. He was a co-founder of Advanomics Corporation with Dr. Slilaty. He received a Bachelor of Science degree in electrical and computer engineering from the State University of New York at Buffalo in 1987. He devotes approximately 50% of his time to our business affairs.

There are no family relationships between any of our former or current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To the best of our knowledge, all such reports were filed in a timely manner during 2012.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Dr. Steve N. Slilaty(1) 579 rue Lajeunesse Laval, Quebec Canada H7X 3K4	31,752,067	61.3%

Common	Michele Di Turi(1) 3100 Boulevard Des Gouverneurs Laval, Quebec Canada H7E 5J3	234,373	*

Common	Camille Sebaaly(1) 14464 Gouin W, #B Montreal, Quebec Canada H9H 1B1	234,373	*

Common	All Officers and Directors As a Group (3 persons)	32,220,813	62.2%
___________________
*	Less than 1%
(1)	Officer and Director of our Company.
(2)
Includes 31,517,694 shares held in the name of Advanomics Corporation. Dr. Slilaty is an officer, director and principal shareholder of Advanomics Corporation and as a result, controls the disposition of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We licensed our technology on an exclusive basis (“Exclusive License Agreement”) from Advanomics Corporation (“Advanomics”), a privately held Canadian company. Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics. In 2009 we issued an aggregate of 17,109,194 shares of our Common Stock valued at $73,000 and 850,000 shares of Series “A” Convertible Preferred Stock valued at $73,000 in exchange for this license, and had an option to purchase 2,000,000 shares of Advanomics Common Stock at $5 (U.S.) per share within 1 year of September 30, 2009, as well as a second option to purchase an additional 1,000,000 shares of Advanomics’ Common Stock at an exercise price of $10.00 (U.S.) per share also for a 1 year term. We did not exercise either of these options. We advanced further funds pursuant to this contract of $300,000. The total transaction costs to date of $446,000 have been written off as impaired.

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

We have moved our principal place of business to 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of our licensor, Advanomics Corporation, who is providing this space to us on a rent free basis as of the date of this Report.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  If and when we are able to secure financing we expect that we will lease our own office and laboratory space.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by Borgers & Cutlet CPA's PLLC, and Ronald R. Chadwick, P.C., our former independent accountants, during our fiscal year ended December 31, 2011 and 2010, respectively.  In addition, the following table also presents fees for professional audit services rendered by BF Borgers CPA PC during our fiscal year ended December 31, 2012:

	December 31, 2012	December 31, 2011	December 31, 2010

Audit Fees	$8,000	$11,500	$7,500
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$8,000	$11,500	$7,500

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2012,  2011, and 2010 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

SUNSHINE BIOPHARMA, INC.

	By:	s/ Dr. Steve N. Slilaty
Dated: March 14, 2013		Dr. Steve N. Slilaty, Chief Executive Officer

	By:	s/ Camille Sebaaly
Camille Sebaaly, Chief Financial Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2013.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Michele Di Turi
Michele Di Turi, Director