Form 10-Q
period 2013-03-31
Sunshine Biopharma, Inc
filed 2013-05-09
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2013

Commission File Number: 000-52898

SUNSHINE BIOPHARMA INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

469 Jean-Talon West
3rd Floor
Montreal, Quebec, Canada H3N 1R4
(Address of principal executive offices)

(514) 764-9698
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 7, 2013, was 56,189,061 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	March 31,	December 31,
	2013	2012
ASSETS

Current Assets:

Cash and cash equivalents	$255,917	$132,638
Prepaid expenses	3,038	2,155

Total Current Assets	258,955	134,793

TOTAL ASSETS	$258,955	$134,793

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	12,500	62,500
Accounts payable	8,338	595
Interest payable	1,516	1,272

TOTAL LIABILITIES	22,354	64,367

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 56,189,061 and 51,416,092 at
March 31, 2013 and December 31, 2012 respectively	56,189	51,416

Capital paid in excess of par value	4,660,250	3,021,676

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(4,479,838)	(3,002,666)

TOTAL SHAREHOLDERS' EQUITY	236,601	70,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$258,955	$134,793

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months Ended March 31,	3 Months Ended March 31,	August 17, 2009 (inception)through March 31, 2013

	2013	2012

Revenue:	$-	$-	$-

General & Administrative Expenses

Research and Development	23,400	-	167,879
Accounting	3,780	4,280	53,415
Financial Consulting	622,610	25,000	1,101,342
Legal	19,034	9,440	262,029
Licenses	250,000	-	950,000
Office	4,067	-	30,879
Merger Cost	-	-	155,150
Public Relations	-	-	241,768
Professional fees	-	-	-
Stock Transfer Fee	-	605	15,847
Writedown of intangible assets	-	-	945,976

Total G & A	922,891	39,325	3,924,285

(Loss) from operations	(922,891)	(39,325)	(3,924,285)

Other (expense):
Interest expense	(5,330)	(16)	(6,602)
Beneficial conversion feature	(548,951)	-	(548,951)

Total Other (Expense)	(554,281)	(16)	(555,553)

Net (loss)	$(1,477,172)	$(39,341)	$(4,479,838)

Basic (Loss) per common share	$(0.03)	$0.00

Weighted Average Common Shares Outstanding	51,932,759	48,728,842

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	3 Months Ended March 31,	3 Months Ended March 31,	August 17, 2009 (inception) through March 31,

	2013	2012	2013
Cash Flows From Operating Activities:

Net (Loss)	$(1,477,172)	$(39,341)	$(4,479,838)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock issued for licenses, services, and other assets	576,310	0	2,003,702
Stock issued for payment interest on notes payable	5,086	-	5,086
Beneficial conversion feature on note conversion	548,951	-	548,951
(Increase) Decrease in prepaid expenses	(883)	-	(3,038)
Increase (Decrease) in Accounts Payable	7,743	4,568	8,338
Increase in interest payable	244	16	1,516

Net Cash Flows (used) in operations	(339,721)	(34,757)	(1,915,283)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Proceed from note payable	463,000	12,500	525,500
Issuance of common stock	-	-	1,645,700

Net Cash Flows provided by financing activities	463,000	12,500	2,171,200

Net Increase (Decrease) In Cash and cash equivalents	123,279	(22,257)	255,917
Cash and cash equivalents at beginning of period	132,638	60,692	-

Cash and cash equivalents at end of period	$255,917	$38,435	$255,917

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$576,310	$-	$2,003,702
Stock issued for note conversions	$513,000	$-	$542,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Three Month Interim Period Ended March 31, 2013

Note 1 – Unaudited Financial Information

The unaudited financial information included for the three month interim periods ended March 31, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended March 31, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

Note 2 – Notes Payable

The Company had an outstanding loan of $12,500 accruing interest at a rate of 12%. At March 31, 2013 interest of $1,516 was accrued.

Note 3 – Issuance of Common Stock

During the three months ended March 31, 2013 the Company issued 4,772,969 shares of $0.001 par value Common Stock as follows:

In January 2013 the Company issued 350,000 shares of $0.001 par value Common Stock for services valued at $136,500 or $0.39 per share.

In March 2013 the Company issued 1,832,543 shares of $0.001 par value Common Stock for services valued at $439,770 or $0.24 per share.

On March 30, 2013 the Company issued 2,590,426 shares of $0.001 par value Common Stock for the conversion of Convertible Notes payable on or before March 31, 2013 (“Convertible Notes”) valued at $621,703 representing principal of $513,000 and interest of $5,086. These Convertible Notes contained a beneficial conversion feature convertible at the option of the Company. The Convertible Notes were convertible at a fixed conversion of $0.20. The market price on the issuance of these Convertible Notes varied from a low of $0.21 per share and a high of $0.46 per share with an average of $0.36 per share. Consequently, the Convertible Notes were considered to have a beneficial conversion feature and under ASC 470-20-25-10 the beneficial conversion feature was calculate to be $548,951 in total based on the issuance date and the share price on that date. This amount has been booked to interest expense and Additional Paid in Capital for the period as all of the Convertible Notes have been converted by quarter end.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Three Month Interim Period Ended March 31, 2013

Note 4 – Convertible Notes

In December 2012, the Company commenced a private offering of Convertible Notes. Prior to December 31, 2012, the Company issued two Convertible Notes to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000. These Convertible Notes accrue interest at the rate of 6% per annum and were convertible at the option of the Company into shares of the Company’s Common Stock at $0.20 per share on or before March 31, 2013. During the quarter ended March 31, 2013, the Company issued an additional seven notes in favor of five accredited investors in the aggregate principal amount of $463,000.

On March 30, 2013 the Convertible Notes were converted into 2,590,428 shares of Common Stock at a conversion price of $0.20 per share. The Common Stock had a fair market value from a low of $0.21 per share and a high of $0.46 per share with a average of $0.36 per share resulting in a beneficial conversion feature in the amount of $548,951 which was deducted as additional interest during the three month period ended March 31, 2013 and added to Additional Paid in Capital.

Note 4 – Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.” During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (“SBI”), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”). As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management. Also as a result of this transaction we changed our name to “Sunshine Biopharma, Inc.”. In December 2011, the holder of the aforesaid 850,000 shares of Convertible Preferred Stock elected to convert its Convertible Preferred Stock into 17,000,000 shares of Common Stock. As of the date of this report we had no issued and outstanding shares of Preferred Stock.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4. Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2013 and 2012

For the three months ended March 31, 2013 and 2012 we did not generate any revenues.

General and administrative expenses during the three month period ended March 31, 2013 were $922,891, compared to general and administrative expense of $39,325 incurred during the three month period ended March 31, 2012, an increase of $883,566. This increase is attributable to the fact that during the aforesaid period in 2013, we incurred $622,610 in financial consulting fees but only incurred $25,000 in financial consulting fees during the similar period in 2012. We also incurred $250,000 in licensing fees during the three month period ended March 31, 2013 that we did not incur during the similar period in 2012. Further, we incurred $23,400 in research and development costs during the three month period ended March 31, 2013. No such fees were incurred during the similar period in 2012. Legal fees also increased by approximately $10,000 in 2013 over the similar period in 2012. Finally, we incurred $548,951 in beneficial conversion expense during the three months ended March 31, 2013, compared to no such expense during the same period in 2012.

As a result, we incurred a net loss of $1,477,172 (approximately $0.03 per share) for the three month period ended March 31, 2013, compared to a net loss of $39,341 during the three month period ended March 31, 2012.

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

We hold the exclusive rights to Adva-27a in the United States. We have licensed our technology on an exclusive basis from Advanomics Corporation, and we are planning to initiate our own research and development program as soon as practicable once financing is in place. There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.

Carbon-Difluoride Platform Technology

Many therapeutically important compounds contain diester bonds that link different parts of the molecule together. Diester bonds are naturally unstable often leading to suboptimal performance when the molecule is administered to patients. Diester bonds have specific three-dimensional, as well as electrostatic properties that cannot be easily mimicked by other bonds. Chemical bonds that do not mimic the diester bond correctly invariably render the compound inactive. In collaboration with Institut National des Sciences Appliquées de Rouen in France (“INSA”), Advanomics Corporation has developed a way to replace the diester bond with a Carbon-Difluoride bond which acts as a diester isostere. An isostere is a different chemical structure that mimics the properties of the original. In the body, Carbon-Difluoride compounds are resistant to metabolic degradation but recognized similarly to the diester compounds (see Figure 1).

Figure 1

While no assurances can be provided, we are planning to expand our product line through acquisitions and/or further in-licensing as well as in-house research and development.

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

Intellectual Property

We hold the exclusive rights to Adva-27a in the United States. We received this license from Advanomics Corporation which owns the international patent applications filed on April 27, 2007 (PCT/FR2007/000697). These patent applications, which are now issued in Europe and the United States (US 8,236,935) and are still pending elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics. On January 14, 2013, Advanomics filed a new patent application covering Adva-27a manufacturing processes as well as new Adva-27a derivatives and compositions.

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Liquidity and Capital Resources

As of March 31, 2013, we had cash or cash equivalents of $255,917.

Net cash used in operating activities was $339,721 during the three month period ended March 31, 2013, compared to $34,757 for the three month period ended March 31, 2012. The increase is due to issuance of stock for services, cash paid for licenses and beneficial conversion feature on Convertible Notes converted during the present quarter. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $463,000 for the three month periods ended March 31, 2013, compared to $12,500 during the three months ended March 31, 2012. Cash flows used by investing activities were $0 for the three month periods ended March 31, 2013 and 2012.

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

In December 2012, we commenced a private offering of Convertible Notes. We issued nine Convertible Notes to six accredited investors (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $513,000. These notes accrued interest at the rate of 6% per annum and were convertible at our option into shares of our Common Stock at $0.20 per share on or before March 31, 2013. We elected to convert these notes with interest accrued thereon and issued an aggregate of 2,590,426 shares of Common Stock to these investors.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2013.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2012, we commenced a private offering of Convertible Notes. We issued nine Convertible Notes to six accredited investors (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $513,000. These notes accrued interest at the rate of 6% per annum and were convertible at our option into shares of our Common Stock at $0.20 per share on or before March 31, 2013. On March 30, 2013, we elected to convert these notes, plus interest accrued thereon, and issued an aggregate of 2,590,248 shares of Common Stock to these investors. We utilized the proceeds from these notes for research and development activities, as well as general and administrative expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2013.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer