Form 10-Q
period 2013-06-30
Sunshine Biopharma, Inc
filed 2013-08-06
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2013

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 5, 2013, was 56,439,061 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	June 30,	December 31,
	2013	2012
ASSETS

Current Assets:

Cash and cash equivalents	$156,632	$132,638
Prepaid expenses	4,185	2,155

Total Current Assets	160,817	134,793

TOTAL ASSETS	$160,817	$134,793

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	12,500	62,500
Accounts payable	293	595
Interest payable	1,891	1,272

TOTAL LIABILITIES	14,684	64,367

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 56,439,061 and 51,416,092 at
June 30, 2013 and December 31, 2012 respectively	56,439	51,416

Capital paid in excess of par value	4,720,000	3,021,676

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(4,630,306)	(3,002,666)

TOTAL SHAREHOLDERS' EQUITY	146,133	70,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$160,817	$134,793

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	6 Months	6 Months	August 17,
	Ended	Ended	2009 (inception)
	June 30,	June 30,	through June 30,
	2013	2012	2013

Revenue:	$-	$-	$-

General & Administrative Expenses

Research and Development	23,400	1,829	167,879
Accounting	5,400	7,750	55,035
Consulting	684,610	98,000	1,163,342
Legal	24,689	31,839	267,684
Licenses	325,000	-	1,025,000
Office	8,279	1,009	35,091
Merger Cost	-	-	155,150
Public Relations	-	-	241,768
Stock Transfer Fee	1,606	1,590	17,453
Writedown of intangible assets	-	-	945,976

Total G & A	1,072,984	142,017	4,074,378

(Loss) from operations	(1,072,984)	(142,017)	(4,074,378)

Other (expense):
Interest expense	(5,705)	(391)	(6,977)
Beneficial conversion feature	(548,951)	-	(548,951)

Total Other (Expense)	(554,656)	(391)	(555,928)

Net (loss)	$(1,627,640)	$(142,408)	$(4,630,306)

Basic (Loss) per common share	$(0.03)	$0.00

Weighted Average Common Shares Outstanding	54,248,411	48,728,842

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

			August 17,
	6 Months	6 Months	2009
	Ended	Ended	(inception) through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows From Operating Activities:

Net (Loss)	$(1,627,640)	$(142,408)	$(4,630,306)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	636,310	0	2,063,702
Stock issued for payment interest on notes payable	5,086	-	5,086
Beneficial conversion feature on note conversion	548,951	-	548,951
(Increase) Decrease in prepaid expenses	(2,030)	69,000	(4,185)
Increase (Decrease) in Accounts Payable	(302)	13,068	293
Increase in interest payable	619	391	1,891

Net Cash Flows (used) in operations	(439,006)	(59,949)	(2,014,568)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Proceed from note payable	463,000	12,500	525,500
Issuance of common stock	-	50,000	1,645,700

Net Cash Flows provided by financing activities	463,000	62,500	2,171,200

Net Increase (Decrease) In Cash and cash equivalents	23,994	2,551	156,632
Cash and cash equivalents at beginning of period	132,638	60,692	-

Cash and cash equivalents at end of period	$156,632	$63,243	$156,632

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$636,310	$69,000	$2,063,702
Stock issued for note conversions	$513,000	$-	$542,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Six Month Interim Period Ended June 30, 2013

Note 1 – Unaudited Financial Information

The unaudited financial information included for the three and six month interim periods ended June 30, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and six month interim periods ended June 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

Note 2 – Notes Payable

The Company had an outstanding loan of $12,500 accruing interest at a rate of 12%.  At June 30, 2013 interest of $1,891 was accrued.

Note 3 – Issuance of Common Stock

During the six months ended June 30, 2013 the Company issued 5,022,969 shares of $0.001 par value Common Stock as follows:

In January 2013 the Company issued 350,000 shares of $0.001 par value Common Stock for services valued at $136,500 or $0.39 per share.

In March 2013 the Company issued 1,832,543 shares of $0.001 par value Common Stock for services valued at $439,770 or $0.24 per share.

On March 30, 2013 the Company issued 2,590,428 shares of $0.001 par value Common Stock for the conversion of Convertible Notes payable on or before March 31, 2013 (“Convertible Notes”) valued at $621,703 representing principal of $513,000 and interest of $5,086.  These Convertible Notes contained a beneficial conversion feature convertible at the option of the Company. The Convertible Notes are convertible at a fixed conversion of $0.20.  The market price on the issuance of these Convertible Notes varied from a low of $0.21 per share and a high of $0.46 per share with an average of $0.36 per share.  Consequently, the Convertible Notes were considered to have a Beneficial Conversion Feature and under ASC 470-20-25-10 the Beneficial Conversion Feature was calculate to be $548,951 in total based on the issuance date and the share price on that date. This amount has been booked to interest expense and Additional Paid in Capital for the period as all of the Convertible Notes have been converted by quarter end.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Six Month Interim Period Ended June 30, 2013

Note 3 – Issuance of Common Stock (Continued)

In May 2013 the Company issued 250,000 shares of $0.001 par value Common Stock for services valued at $60,000 or $0.24 per share.

Note 4 – Convertible Notes

In December 2012, the Company commenced a private offering of Convertible Notes. Prior to December 31, 2012, the Company issued two Convertible Notes to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000.  These Convertible Notes accrue interest at the rate of 6% per annum and are convertible at the option of the Company into shares of the Company’s Common Stock at $0.20 per share on or before March 31, 2013.  During the quarter ended March 31, 2013, the Company issued an additional seven notes in favor of five accredited investors in the aggregate principal amount of $463,000.

On March 30, 2013 the Convertible Notes were converted into 2,590,428 shares of Common Stock.  The Common Stock was converted at $0.20 per share.  The Common Stock had a fair market value from a low of $0.21 per share and a high of $0.46 per share with a average of $0.36 per share resulting in a beneficial conversion feature in the amount of $548,951 which was deducted as additional interest during the three month period ended March 31, 2013 and added to Additional Paid in Capital.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.” During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (“SBI”), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”). As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management. Also as a result of this transaction we changed our name to “Sunshine Biopharma, Inc.” and adopted our current business plan described below under “Plan of Operation”.  In December 2011, the holder of the aforesaid 850,000 shares of Convertible Preferred Stock elected to convert its Convertible Preferred Stock into 17,000,000 shares of Common Stock. As of the date of this report we had no issued and outstanding shares of Preferred Stock.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4. Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2013 and 2012

For the six months ended June 30, 2013 and 2012 we did not generate any revenues.

General and administrative expenses during the six month period ended June 30, 2013 were $1,072,984, compared to general and administrative expense of $142,017 incurred during the six month period ended June 30, 2012, an increase of $930,967. This increase is attributable to the fact that during the aforesaid period in 2013, we incurred $684,610 in financial consulting fees but only incurred $98,000 in financial consulting fees during the similar period in 2012. We also incurred $325,000 in licensing fees during the six month period ended June 30, 2013 that we did not incur during the similar period in 2012. Further, we incurred $23,400 in research and development costs during the six month period ended June 30, 2013, but only $1,829 during the similar period in 2012.  Legal and accounting fees remained relatively consistent during the six month period ended June 30, 2012 and 2013, but office costs increased by $7,270.

In addition to general and administrative expense, we incurred $548,951 in beneficial conversion expense during the six months ended June 30, 2013, compared to no such expense during the same period in 2012.  Interest expense also increased during the six months ended June 30, 2013 by $5,314 as a result of the convertible debt financing reported in our last Form 10-Q.

As a result, we incurred a net loss of $1,627,640 (approximately $0.03 per share) for the six month period ended June 30, 2013, compared to a net loss of $142,408 during the six month period ended June 30, 2012.

Comparison of Results of Operations for the three months ended June 30, 2013 and 2012

General and administrative expenses during the three month period ended June 30, 2012 were $150,093, compared to general and administrative expense of $102,692 incurred during the three month period ended June 30, 2012, an increase of $47,401.  The principal reason for this increase was $75,000 in licensing fees that were incurred during the three month period ended June 30, 2013 which was not incurred during the similar period in 2012.  Office expense also increased by $4,656 during the three months ended June 30, 2013 compared to the similar period in 2012.  All other general and administrative expense decreased during the three months ended June 30, 2013 compared to 2012.

As a result, we incurred a net loss of ($150,468) (less than $0.01 per share) for the three month period ended June 30, 2012, compared to a net loss of ($103,067) during the three month period ended June 30, 2012.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer. If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for multidrug resistant breast cancer in mid to late 2014 (see “Clinical Development Path” and “Clinical Trials” below). Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer. Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells. Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide. Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 2). In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1). Our preclinical studies to date have shown that:

●	Adva-27a is effective at killing different types of multidrug resistant cancer cells, including:

-	Breast Cancer Cells (MCF-7/MDR)

-	Small Cell Lung Cancer Cells (H69AR)

-	Uterine Cancer (MES-SA/Dx5)

-	Pancreatic Cancer (Panc-1)

●	dva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.

●	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.

●	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.

●	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar.

●	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.

●	Adva-27a does not inhibit tubulin assembly.

●	Adva-27a exhibits low toxicity levels as indicated by measurements using the non-cancerous cell line, HMEC

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Liquidity and Capital Resources

As of June 30, 2013, we had cash or cash equivalents of $156,632.

Net cash used in operating activities was $439,006 during the six month period ended June 30, 2013, compared to $59,949 for the six month period ended June 30, 2012. The increase is due to issuance of stock for services, cash paid for licenses and beneficial conversion feature on Convertible Notes converted during the previous quarter. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $463,000 for the six month periods ended June 30, 2013, compared to $12,500 during the six months ended June 30, 2012. Cash flows used by investing activities were $0 for the six month periods ended June 30, 2013 and 2012.

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

In December 2012, we commenced a private offering of Convertible Notes. We issued nine Convertible Notes to six accredited investors (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $513,000. These notes accrued interest at the rate of 6% per annum and were convertible at our option into shares of our Common Stock at $0.20 per share on or before June 30, 2013. We elected to convert these notes with interest accrued thereon and issued an aggregate of 2,590,426 shares of Common Stock to these investors.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2013.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2013.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer