Form 10-Q
period 2013-09-30
Sunshine Biopharma, Inc
filed 2013-11-04
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2013

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 4, 2013, was 56,839,061 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)

	Unaudited	Audited
	September 30,	December 31,
	2013	2012
ASSETS

Current Assets:

Cash and cash equivalents	$70,987	$132,638
Prepaid expenses	617	2,155

Total Current Assets	71,604	134,793

TOTAL ASSETS	$71,604	$134,793

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	12,500	62,500
Accounts payable	8,763	595
Interest payable	2,266	1,272

TOTAL LIABILITIES	23,529	64,367

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 56,839,061 and 51,416,092 at
September 30, 2013 and December 31, 2012 respectively	56,439	51,416

Capital paid in excess of par value	4,799,600	3,021,676

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(4,808,364)	(3,002,666)

TOTAL SHAREHOLDERS' EQUITY	48,075	70,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,604	$134,793

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited 9 Months Ended September 30, 2013	Unaudited 9 Months Ended September 30, 2012	Unaudited August 17, 2009 (inception) through September 30, 2013

Revenue:	$-	$-	$-

General & Administrative Expenses

Research and Development	23,400	1,829	167,879
Accounting	7,020	14,570	56,655
Consulting	779,610	307,375	1,258,342
Legal	52,562	83,567	295,557
Licenses	375,000	100,000	1,075,000
Office	10,939	8,552	37,751
Merger Cost	-	-	155,150
Public Relations	-	-	241,768
Stock Transfer Fee	2,136	2,530	17,983
Writedown of intangible assets	-	-	945,976

Total G & A	1,250,667	518,423	4,252,061

(Loss) from operations	(1,250,667)	(518,423)	(4,252,061)

Other (expense):
Interest expense	(6,080)	(766)	(7,352)
Beneficial conversion feature	(548,951)	-	(548,951)

Total Other (Expense)	(555,031)	(766)	(556,303)

Net (loss)	$(1,805,698)	$(519,189)	$(4,808,364)

Basic (Loss) per common share	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding	55,136,962	49,229,536

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	9 Months Ended September 30, 2013	9 Months Ended September 30, 2012	August 17, 2009 (inception) through September 30, 2013
Cash Flows From Operating Activities:

Net (Loss)	$(1,805,698)	$(519,189)	$(4,808,364)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	716,310	266,875	2,143,702
Stock issued for payment interest on notes payable	5,086	-	5,086
Beneficial conversion feature on note conversion	548,951	-	548,951
(Increase) Decrease in prepaid expenses	1,538	33,115	(617)
Increase (Decrease) in Accounts Payable	8,168	(1,844)	8,763
Increase in interest payable	994	766	2,266

Net Cash Flows (used) in operations	(524,651)	(220,277)	(2,100,213)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Proceed from note payable	463,000	12,500	525,500
Sale of common stock	-	402,500	1,645,700

Net Cash Flows provided by financing activities	463,000	415,000	2,171,200

Net Increase (Decrease) In Cash and cash equivalents	(61,651)	194,723	70,987
Cash and cash equivalents at beginning of period	132,638	60,692	-

Cash and cash equivalents at end of period	$70,987	$255,415	$70,987

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$716,310	$266,875	$2,143,702
Stock issued for note conversions	$513,000	$-	$542,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2013

Note 1 – Unaudited Financial Information

The unaudited financial information included for the three and nine month interim periods ended September 30, 2013 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and nine month interim periods ended September 30, 2013 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2013.

Note 2 – Notes Payable

The Company had an outstanding loan of $12,500 accruing interest at a rate of 12%.  At September 30, 2013 and December 31, 2012 accrued interest was $2,266 and $1,272 respectively. Interest expense for the three month periods ended September 30, 2013 and 2012 was $375. Interest expense for the nine month periods ended September 30, 2013 and 2012 was $6,080 and $766 respectively.

Note 3 – Issuance of Common Stock

During the nine months ended September 30, 2013 the Company issued 5,422,969 shares of $0.001 par value Common Stock as follows:

In January 2013 the Company issued 350,000 shares of $0.001 par value Common Stock for services valued at $136,500 or $0.39 per share.

In March 2013 the Company issued 1,832,543 shares of $0.001 par value Common Stock for services valued at $439,810 or $0.24 per share.

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

Sunshine Biopharma, Inc.
Notes to Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2013

Note 3 – Issuance of Common Stock (Continued)

In May 2013 the Company issued 250,000 shares of $0.001 par value Common Stock for services valued at $60,000 or $0.24 per share.

In August 2013 the Company issued 150,000 shares of $0.001 par value Common Stock for services valued at $30,000 or $0.20 per share.

In August 2013 the Company issued 250,000 shares of $0.001 par value Common Stock for services valued at $50,000 or $0.20 per share.

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

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2013 and 2012

For the nine months ended September 30, 2013 and 2012 we did not generate any revenues.

General and administrative expenses during the nine month period ended September 30, 2013 were $1,250,667, compared to general and administrative expense of $518,423 incurred during the nine month period ended September 30, 2012, an increase of $732,244. This increase is attributable to the fact that during the aforesaid period in 2013, we incurred $779,610 in financial consulting fees but only incurred $307,375 in financial consulting fees during the similar period in 2012. We also incurred $375,000 in licensing fees during the nine month period ended September 30, 2013, compared to $100,000 during the similar period in 2012. Further, we incurred $23,400 in research and development costs during the nine month period ended September 30, 2013, but only $1,829 during the similar period in 2012.  Legal expense decreased by $31,005 during the nine month period ended September 30, 2013, compared to the nine months ended September 30, 2012. Accounting fees also decreased by over $7,000 during the nine months ended September 30, 2013 compared to 2012.

In addition to general and administrative expense, we incurred $548,951 in beneficial conversion expense during the nine months ended September 30, 2013, compared to no such expense during the same period in 2012.  Interest expense also increased during the nine months ended September 30, 2013 by $5,314 as a result of the convertible debt financing reported in our prior reports.

As a result, we incurred a net loss of $1,805,698 (approximately $0.03 per share) for the nine month period ended September 30, 2013, compared to a net loss of $519,189 during the nine month period ended September 30, 2012.

Comparison of Results of Operations for the three months ended September 30, 2013 and 2012

General and administrative expenses during the three month period ended September 30, 2013 were $177,683, compared to general and administrative expense of $376,406 incurred during the three month period ended September 30, 2012, a decrease of $198,723.  During the three months ended September 30, 2013, all of our general and administrative expenses decreased, including a decrease of $114,375 in financial consulting fees, $50,000 in licensing fees, $23,855 in legal fees, and approximately $5,000 in accounting fees.

As a result, we incurred a net loss of $178,058 (less than $0.01 per share) for the three month period ended September 30, 2013, compared to a net loss of $376,781 during the three month period ended September 30, 2012.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer. If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for multidrug resistant breast cancer in mid to late 2014 (see “Clinical Development Path” and “Clinical Trials” below). Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer. Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells. Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide. Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 2). In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1). Our preclinical studies to date have shown that:

●	Adva-27a is effective at killing different types of multidrug resistant cancer cells, including:
-	Breast Cancer Cells (MCF-7/MDR)
-	Small-Cell Lung Cancer Cells (H69AR)
-	Uterine Cancer (MES-SA/Dx5) - Pancreatic Cancer (Panc-1)

●	Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.

●	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.

●	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.

●	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar.

●	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.

●	Adva-27a does not inhibit tubulin assembly.

●	Adva-27a exhibits low toxicity levels as indicated by measurements using the non-cancerous cell line, HMEC

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Liquidity and Capital Resources

As of September 30, 2013, we had cash or cash equivalents of $70,987.

Net cash used in operating activities was $524,651 during the nine month period ended September 30, 2013, compared to $220,277 for the nine month period ended September 30, 2012. The increase is due to issuance of stock for services and beneficial conversion feature on Convertible Notes converted earlier in 2013. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $463,000 for the nine month periods ended September 30, 2013, compared to $12,500 during the nine months ended September 30, 2012. Cash flows used by investing activities were $0 for the nine month periods ended September 30, 2013 and 2012.

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

In December 2012, we commenced a private offering of Convertible Notes. We issued nine Convertible Notes to six accredited investors (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $513,000. These notes accrued interest at the rate of 6% per annum and were convertible at our option into shares of our Common Stock at $0.20 per share on or before September 30, 2013. We elected to convert these notes with interest accrued thereon and issued an aggregate of 2,590,426 shares of Common Stock to these investors.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our drug research and development capabilities and continue operations. We intend to raise funds through private placements of our Common Stock, through short-term borrowing and possibly by application for grants in conjunction with SUNY Binghamton with whom we have entered into a research and development agreement in January 2011. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have been engaged in discussions with various investment banking firms and venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our business plan.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2013.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor have any such actions been threatened against us.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2013.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty,
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and Principal Accounting Officer