Form 10-K
period 2013-12-31
Sunshine Biopharma, Inc
filed 2014-03-19
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to________________________.

Commission File Number 000-52898

SUNSHINE BIOPHARMA, INC.
 (Exact name of registrant as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 18, 2014 was $5,242.110.

As of March 18, 2014, the Registrant had 62,175,728 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS

Facing Page		Page No.
Index

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	18
Item 2	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Mine Safety Disclosures	18

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure	26
Item 9A.	Controls and Procedures	26
Item 9B.	Other Information	27
		27
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	28
Item 11.	Executive Compensation	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
Item 13.	Certain Relationships and Related Transactions, and Director Independence	30
Item 14.	Principal Accounting Fees and Services	30

PART IV
Item 15.	Exhibits, Financial Statement Schedules	31

	Signatures	32

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

Description of Current Business

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The preclinical studies for our lead compound, Adva-27a, a multi-purpose antitumor compound, were successfully completed in late 2011.  We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of Good Manufacturing Practice (“GMP”) manufacturing, Investigational New Drug (“IND”)-enabling studies, regulatory filing and Phase I clinical trials.  We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers.  The planned indication will be multidrug resistant breast cancer and in parallel pancreatic cancer as a second indication.  In addition to other cancer types, Adva-27a has shown a positive effect on these two types of cancer for which there is currently little or no treatment options available. See “Clinical Trials” below.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for multidrug resistant breast cancer and pancreatic cancer in mid to late 2015 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 2).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, uterine, pancreatic, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

●	Adva-27a is effective at killing different types of multidrug resistant cancer cells, including:
-	Breast Cancer Cells (MCF-7/MDR)
-	Small-Cell Lung Cancer Cells (H69AR)
-	Uterine Cancer Cells (MES-SA/Dx5)
-	Pancreatic Cancer Cells (Panc-1)

●	Adva-27a is unaffected by P-Glycoprotein, the major enzyme responsible for making cancer cells resistant to anti-tumor drugs.

●	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.

●	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.

●	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar.

●	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.

●	Adva-27a does not inhibit tubulin assembly.

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

Figure 2

Table 1

Clinical Development Path

The early stage preclinical studies for our lead compound, Adva-27a, were successfully completed in late 2011 and the results have recently been published [ANTICANCER RESEARCH 32: 4423-4432 (2012)].  We are now continuing our clinical development program of Adva-27a by conducting the next sequence of steps comprised of the following:

●	GMP Manufacturing (for use in IND-Enabling Studies and Phase I Clinical Trials)
●	IND-Enabling Studies
●	Regulatory Filing (Fast-Track Status Anticipated)
●	Phase I Clinical Trials (Multidrug Resistant Breast Cancer and Pancreatic Cancer as a second indication)

Clinical Trials

Adva-27a’s initial indication will be multidrug resistant breast cancer for which there are little or no treatment options.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for this and other indications.  In January 2014, we announced that we will be conducting clinical trials for pancreatic cancer as a second indication in parallel.  All aspects of the planned clinical trials in Canada will employ U.S. Food and Drug Administration (“FDA”) standards at all levels.  We anticipate that the clinical trials will be completed by late 2016, at which time we expect to file for limited marketing approval for “compassionate-use” with the regulatory authorities in Canada and the FDA in the U.S.  See “Marketing,” below.

Marketing

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the multidrug resistant breast cancer indication we are planning to study, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following receipt of funding and a successful Phase I clinical trial.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy and/or “compassionate-use”, thereby generating revenues in the near-term.

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

Space-Filling Model of Our Lead Anti-Cancer Compound, Adva-27a

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

Trademarks - Tradenames

We are the exclusive licensee for the U.S. of Advanomics’ Adva-27a which is covered by international patent applications filed on April 27, 2007 (PCT/FR2007/000697).  These patent applications, which are now issued in Europe and the United States (US 8,236,935) and which are still pending elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics.

ITEM 1A.  RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock.  We believe that we have included all material risks.

Risks Related to our Operations

We may not be able to continue as a going concern or fund our existing capital needs.

Our independent registered public accounting firm included an explanatory paragraph in their report included herein on our financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern.  Our cash and cash equivalents were sufficient to fund our existing development commitments, indebtedness and general operating expenses through December 31, 2014; however, we will not be generating any product-based revenues or realizing cash flows from operations in the near term, if at all, and may not have sufficient cash or other funding available to complete our anticipated business activities during 2014.

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

We expect our net operating losses to continue for at least several years, and we are unable to predict the extent of future losses or when we will become profitable, if ever.  We have incurred significant net losses since our formation in 2009.  We have incurred an accumulated deficit of $5,494,149 as of December 31, 2013.  Our operating losses are due in large part to the significant research and development costs required to identify, validate and license potential product candidates, conduct preclinical studies and conduct clinical trials of our more advanced product candidates.  To date, we have not generated any revenues and we do not anticipate generating any revenues in the near term, if ever.  We expect to increase our operating expenses over the next several years as we plan to:

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

Currently, Dr. Steve N. Slilaty owns, either directly or indirectly, approximately 51.1% of our outstanding voting securities.  As a result, he has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions.

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

The market price of our Common Stock may fluctuate significantly in the future.

The market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	ccompetitive pricing pressures;
●	oour ability to produce and sell our products on a cost-effective and timely basis;
●	our inability to obtain working capital financing;
●	the introduction and announcement of one or more new alternatives to our products by our competitors;
●	cchanging conditions in the market;
●	cchanges in market valuations of similar companies;
●	sstock market price and volume fluctuations generally;
●	regulatory developments;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel; and
●	future sales of our Common Stock or other securities.

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

ITEM 3.   LEGAL PROCEEDINGS

To the best of our management’s knowledge and belief, there are no material claims that have been brought against us nor have there been any claims threatened.

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

Quarter Ended	High	Low

March 31, 2013	$0.44	$0.24
June 30, 2013	$0.28	$0.19
September 31, 2013	$0.23	$0.16
December 31, 2013	$0.21	$0.13

March 31, 2012	$0.25	$0.13
June 30, 2012	$0.28	$0.19
September 31, 2012	$0.60	$0.18
December 31, 2012	$0.42	$0.19

As of March 18, 2014, the closing bid price of our Common Stock was $0.175.

Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations.  See "PART I, Item 1A, Risk Factors."

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

Holders

We had 144 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

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

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2013 and 2012

Total expenses, including general and administrative expenses and research and development expenses for our fiscal year ended December 31, 2013 were $2,491.483, compared to $707,952 during our fiscal year ended December 31, 2012, an increase of $1,783,531.  During our fiscal year ended December 31, 2013, our principal expenses included $1,186,610 in financial consulting fees, compared to $316,375 during 2012, an increase of $870,235 as a result of intensified efforts to secure funding for the next phase or our Adva-27a drug development program.  Other principal expenses included $475,000 in licensing fees compared to $250,000 incurred during 2012, $137,400 in research and development costs in 2013 compared to $1,829 in 2012 and increased accounting fees of approximately $5,000 in 2013 compared to 2012.  Legal fees decreased approximately $14,000 in 2013 compared to 2012.

In addition, we incurred a loss of $548,951 which arose from the conversion of outstanding convertible notes.  On March 30, 2013 we issued 2,590,426 shares of our Common Stock upon the conversion of Convertible Notes payable on or before March 31, 2013 (“Convertible Notes”) valued at $621,703 representing principal of $513,000 and interest of $5,086. These Convertible Notes contained a beneficial conversion feature convertible at our option and were convertible at a fixed conversion price of $0.20. The market price on the issuance of these Convertible Notes varied from a low of $0.21 per share and a high of $0.46 per share with an average of $0.36 per share. Consequently, the Convertible Notes were considered to have a beneficial conversion feature and under ASC 470-20-25-10 the beneficial conversion feature was calculated to be $548,951 in total based on the issuance date and the share price on that date.  All of the Convertible Notes have been converted by March 31, 2013.

As a result, we incurred a net loss of $2,491,483 (approximately $0.04 per share) for the fiscal year ended December 31, 2013, compared to a net loss of $707,952 during our fiscal year ended December 31, 2012 (approximately $0.01 per share).

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27, a multi-purpose anti-tumor compound, is expected to enter Phase I clinical trials in late 2015 provided we are able to secure financing for such trials.  We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own research and development program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.  More details about our Plan of Operations are provided above under PART I, Item 1, Business, above.

Liquidity and Capital Resources

As of December 31, 2013, we had cash or cash equivalents of $31,240.

Net cash used in operating activities was $564,398 during our fiscal year ended December 31, 2013, compared to $393,054 during our fiscal year ended December 31, 2012.  We anticipate that overhead costs in current operations will increase in the future once we enter Phase I clinical trials as discussed in PART I, Item 1, Business, above.

Cash flows provided or used in investing activities were $0 for the period from August 17, 2009 (inception) through December 31, 2012, as well as during our fiscal year ended December 31, 2013.  Net cash flows provided or used by financing activities was $463,000 during our fiscal year ended December 31, 2013, compared to $465,000 during our fiscal year ended December 31, 2012.

In June 2012, we conducted a private placement of our Common Stock for the purposes of supporting our working capital whereby we sold 250,000 shares at a price of $0.20 per share and received proceeds of approximately $50,000 therefrom.  Between July and October 2012, we conducted a private placement of our Common Stock to fund our drug development program whereby we sold 1,410,000 shares of our Common Stock at a price of $0.25 per share and received proceeds of approximately $352,500 therefrom.  In December 2012, we commenced a private offering of Convertible Notes.  Prior to December 31, 2013 we issued two Convertible Notes to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $50,000.  These notes accrue interest at the rate of 6% per annum and are convertible at our option into shares of our Common Stock at $0.20 per share on or before March 31, 2013.  Subsequent to December 31, 2013, we issued an additional seven notes in favor of five accredited investors in the aggregate principal amount of $503,000.  These Convertible Notes contained a beneficial conversion feature convertible at our option and were convertible at a fixed conversion price of $0.20. The market price on the issuance of these Convertible Notes varied from a low of $0.21 per share and a high of $0.46 per share with an average of $0.36 per share. Consequently, the Convertible Notes were considered to have a beneficial conversion feature and under ASC 470-20-25-10 the beneficial conversion feature was calculated to be $548,951 in total based on the issuance date and the share price on that date.  All of the Convertible Notes have been converted by March 31, 2013.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2013.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page No.

Independent Accountant’s Audit Report	F-1

Consolidated Balance Sheet	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flow	F-4

Statement of Shareholders’ Equity	F-5-F-6

Notes to the Consolidated Financial Statements	F-7-F-14

Sunshine Biopharma, Inc.
 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report
At December 31, 2013 and 2012
And the period August 17, 2009 (inception) through December 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine Biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc.(a development stage company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from August 17, 2009 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunshine Biopharma, Inc., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and for the period from August 17, 2009 (inception) through December 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
March 17, 2014

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)
	Audited	Audited
	December 31,	December 31,
	2013	2012
ASSETS

Current Assets:

Cash and cash equivalents	$31,240	$132,638
Prepaid expenses	-	2,155

Total Current Assets	31,240	134,793

TOTAL ASSETS	$31,240	$134,793

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	12,500	62,500
Accounts payable	23,809	595
Interest payable	2,641	1,272

TOTAL LIABILITIES	38,950	64,367

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 60,299,061 and 51,416,092 at
December 31, 2013 and December 31, 2012 respectively	60,299	51,416

Capital paid in excess of par value	5,426,140	3,021,676

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(5,494,149)	(3,002,666)

TOTAL SHAREHOLDERS' EQUITY	(7,710)	70,426

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,240	$134,793

	.

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

			Unaudited
			August 17,
			2009 (inception)
	December 31,	December 31,	through December 31,
	2013	2012	2013

Revenue:	$-	$-	$-

General & Administrative Expenses

Research and Development	137,400	1,829	281,879
Accounting	23,640	18,190	73,275
Consulting	1,186,610	316,375	1,665,342
Legal	88,381	101,907	331,376
Licenses	475,000	250,000	1,175,000
Office	18,963	15,089	45,775
Merger Cost	-	-	155,150
Public Relations	-	-	241,768
Stock Transfer Fee	6,083	3,290	21,930
Writedown of intangible assets	-	-	945,976

Total G & A	1,936,077	706,680	4,937,471

(Loss) from operations	(1,936,077)	(706,680)	(4,937,471)

Other (expense):
Interest expense	(6,455)	(1,272)	(7,727)
Beneficial conversion feature	(548,951)	-	(548,951)

Total Other (Expense)	(555,406)	(1,272)	(556,678)

Net (loss)	$(2,491,483)	$(707,952)	$(5,494,149)

Basic (Loss) per common share	$(0.04)	$(0.01)

Weighted Average Common Shares Outstanding	55,395,819	49,775,134

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

			August 17,
			2009 (inception)
	December 31,	December 31,	through December 31,
	2013	2012	2013
Cash Flows From Operating Activities:

Net (Loss)	$(2,491,483)	$(707,952)	$(5,494,149)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	1,246,310	272,875	2,673,702
Stock issued for payment of expenses	100,000		100,000
Stock issued for payment interest on notes payable	5,086	-	5,086
Beneficial conversion feature on note conversion	548,951	-	548,951
(Increase) Decrease in prepaid expenses	2,155	43,590	-
Increase (Decrease) in Accounts Payable	23,214	(2,839)	23,809
Increase in interest payable	1,369	1,272	2,641

Net Cash Flows (used) in operations	(564,398)	(393,054)	(2,139,960)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Proceed from note payable	463,000	62,500	525,500
Sale of common stock	-	402,500	1,645,700

Net Cash Flows provided by financing activities	463,000	465,000	2,171,200

Net Increase (Decrease) In Cash and cash equivalents	(101,398)	71,946	31,240
Cash and cash equivalents at beginning of period	132,638	60,692	-

Cash and cash equivalents at end of period	$31,240	$132,638	$31,240

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$1,237,310	$266,875	$2,664,702
Stock issued for payment of expenses	$100,000	$-	$100,000
Stock issued for note conversions	$513,000	$-	$542,465
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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
Company bought 1,150,693 share of par value $.001
stock for cash of $336,312 or $.2922 per share;
the remaining 1,069,859 shares were collected for
cash of $312,688 in October 2009.	1,150,693	1,151	335,161						336,312

September 24, 2009 Common stock subscription
(see notation above) for 1,069,074 shares of par value
$.001 common stock valued at $.2922 per share						(312,688)	312,688		-

September 30, 2009 issued 1,710,748
shares of par value $.001 common stock
for asset purchase from Sunshine Bio Investment
valued at or $.2922 per share	1,710,748	1,711	498,289		-				500,000

Net (Loss)								(650,130)	(650,130)

Balance at September 30, 2009	20,892,141	20,892	892,352	850,000	73,000	(312,688)	312,688	(650,130)	336,114

October 31, 2009 issuance of common stock
subscription, upon receipt of cash 1,069,859 shs of par
value $.001 common stock valued at $.2922 per share	1,069,859	1,070	311,618			312,688	(312,688)		312,688

October 31, 2009 Outstanding stock of MWBS
counted as issued for MWBS net deficit	888,000	888	(30,353)						(29,465)

Subtotal-at October 31, 2009 reverse merger date
for accounting purposes	22,850,000	22,850	1,173,617	850,000	73,000	-	-	(650,130)	619,337

November 16, 2009 Note conversions, several,
Principle of $26,500 and interest of $2,965	6,810,000	6,810	22,655						29,465

Fractional Shares	7								-

Net (Loss)								(551,000)	(551,000)

Balance at December 31, 2009	29,660,007	29,660	1,196,272	850,000	73,000	-	-	(1,201,130)	97,802

June 2, 2010 issued 1,675,000
shares of par value $.001 common stock
for services valued at or $.94 per share	1,675,000	1,675	1,572,825						1,574,500

September 30, 2010 reversed issuance of 1,625,000
shares of par value $.001 common stock
for services valued at or $.94 per share	(1,625,000)	(1,625)	(1,525,875)						(1,527,500)

September 30, 2010 issued 166,667
shares of par value $.001 common stock
for cash at or $.60 per share	166,667	167	99,833						100,000

October 1, 2010 issued 217,000
shares of par value $.001 common stock
for services valued at or $.60 per share	217,000	217	129,983						130,200

October 29, 2010 issued 100,000
shares of par value $.001 common stock
for services valued at or $.60 per share	100,000	100	59,900						60,000

October 31, 2010 issued 419,334
shares of par value $.001 common stock
for cash at or $.60 per share	419,334	419	251,181						251,600

November 30, 2010 issued 78,334
shares of par value $.001 common stock
for cash at or $.60 per share	78,334	78	46,922						47,000

Net (Loss)								(537,382)	(537,382)

Balance at December 30, 2010	30,691,342	$30,691	$1,831,040	850,000	$73,000	$-	$-	$(1,738,512)	$196,220

March 29, 2011 issued 20,000
shares of par value $.001 common stock
for services valued at $ 12,000 or $.60 per share	20,000	20	11,980						12,000

September 1, 2011 issued 326,00 shares
of par value $.001 common stock in a
private offering for cash at $0.60 per share	326,000	326	195,274						195,600

November 3, 2011 issued 400,000 shares
of par value $.001 common stock for services
for services valued at $ 200,000 or $.50 per share	400,000	400	199,600						200,000

December 16, 2011 issued 291,500 shares
of par value $.001 common stock for services
for services valued at $ 55,385 or $.19 per share	291,500	292	55,094						55,385

December 21, 2011 converted 850,000 shares of
preferred stock into 17,000,000 shares of par value
$.001 common stock	17,000,000	17,000	56,000	(850,000)	(73,000)				-

Net (Loss)						-		(556,202)	(556,202)

Balance at December 31, 2011	48,728,842	$48,729	$2,348,988	-	$-	$-	$-	$(2,294,714)	$103,003

June 28, 2012 issued 250,000 shares
of par value $0.001 common stock in a
private offering for cash at $.20 per share
or $50,000	250,000	250	49,750						50,000

June 28, 2012 issued 230,000 shares
of par value $0.001 common stock for services
valued at $ 69,000 or $0.30 per share	230,000	230	68,770						69,000

July 2012 issued 840,000 shares
of par value $0.001 common stock in a
private offering for cash at $.25 per share
or $50,000	840,000	840	209,160						210,000

July 25, 2012 issued 44,000 shares
of par value $0.001 common stock for services
valued at $ 15,400 or $0.35 per share	44,000	44	15,356						15,400

August 2012 issued 570,000 shares
of par value $0.001 common stock in a
private offering for cash at $.25 per share
or $142,500	570,000	570	141,929						142,500

August 17, 2012 issued 128,250 shares
of par value $0.001 common stock for services
valued at $ 38,475 or $0.30 per share	128,250	127	38,348						38,475

August 31, 2012 issued 600,000 shares
of par value $0.001 common stock for services
valued at $ 144,000 or $0.24 per share	600,000	600	143,400						144,000

August 31, 2012 issued 600,000 shares
of par value $0.001 common stock for services
valued at $ 144,000 or $0.24 per share	25,000	25	5,975						6,000

Net (Loss)						-		(707,952)	(707,952)

Balance at December 31, 2012	51,416,092	$51,416	$3,021,676	-	$-	$-	$-	$(3,002,666)	$70,426

January 11, 2013 issued 350,000 shares
of par value $0.001 common stock for services
valued at $ 136,500 or $0.39 per share	350,000	350	136,150		136,500

March 28, 2013 issued 918,500 shares
of par value $0.001 common stock for services
valued at $ 220,440 or $0.24 per share	918,500	919	219,522	444,896	665,336

March 30, 2013 issued 259,043 shares
of par value $0.001 common stock for services
valued at $ 219,370 or $0.24 per share	914,043	914	218,456		219,370

March 30, 2013 issued 2,590,428 shares
of par value $0.001 common stock for conversion
of debt in the amount of $513,000 and interest
of $5,086 or $0.24 per share	2,590,426	2,590	515,496		518,086

Beneficial conversion feature			548,951		548,951

May 14, 2013 issued 250,000 shares
of par value $0.001 common stock for services
valued at $ 60,000 or $0.24 per share	250,000	250	59,750		60,000

August 1, 2013 issued 150,000 shares
of par value $0.001 common stock for services
valued at $ 30,000 or $0.20 per share	150,000	150	29,850						30,000

August 23, 2013 issued 250,000 shares
of par value $0.001 common stock for services
valued at $ 50,000 or $0.20 per share	250,000	250	49,750						50,000

October 4, 2013 issued 60,0000 shares
of par value $0.001 common stock for services
valued at $ 15,000 or $0.25 per share	60,000	60	14,940						15,000

November 4, 2013 issued 500,000 shares
of par value $0.001 common stock for cash
of $95,000 or $0.19 per share	500,000	500	94,500						95,000

November 20, 2013 issued 425,000 shares
of par value $0.001 common stock for cash
of $85,000 or $0.20 per share	425,000	425	84,575						85,000

November 20, 2013 issued 600,000 shares
of par value $0.001 common stock for services
valued at $ 114,000 or $0.19 per share	600,000	600	113,400						114,000

December 2, 2013 issued 75,000 shares
of par value $0.001 common stock for cash
of $15,000 or $0.20 per share	75,000	75	14,925						15,000

December 27, 2013 issued 1,800,000 shares
of par value $0.001 common stock for services
valued at $ 306,000 or $0.17 per share	1,800,000	1,800	304,200						306,000

Net (Loss)	-	-	-					(2,491,483)	(2,491,483)

Balance at December 31, 2013	60,299,061	$60,299	$5,426,140	-	$444,896	$-	$-	$(5,494,149)	$437,186

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012 and
The period August 17, 2009 (inception) through December 31, 2013

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Mountain West Business Solutions, Inc. (“MWBS”) was incorporated August 31, 2006 in the State of Colorado. Sunshine Etopo, Inc. (formerly Sunshine Biopharma, Inc.) was incorporated in the State of Colorado on August 17, 2009. Effective October 15, 2009 MWBS was acquired by Sunshine Etopo, Inc. in a transaction classified as a reverse acquisition. MWBS concurrently changed its name to Sunshine Biopharma, Inc. The financial statements represent the activity of Sunshine Etopo, Inc. from August 17, 2009 (inception) through October 15, 2009, and the consolidated activity of Sunshine Etopo, Inc. and Sunshine Biopharma Inc. from October 15, 2009 forward. Sunshine Etopo, Inc. and Sunshine Biopharma, Inc. are hereinafter referred to collectively as the "Company". The Company was formed for the purposes of conducting research, development and commercialization of drugs for the treatment of various forms of cancer. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents. Cash paid for interest during the years ended December 31, 2013 and 2012 was $0.  Cash paid for income taxes during the years ended December 31, 2013 and 2012 was $0.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2012 and 2011 and
The period August 17, 2009 (inception) through December 31, 2013

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

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through the date of the issuance of these financial statements.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012 and
The period August 17, 2009 (inception) through December 31, 2013

OFFICER COMPENSATION

Through the period ended December 31, 2013 the officers and directors of the Company have not received any cash, stock, or other forms of compensation.

LEGAL FEES

During the years ended December 31, 2013 and 2012 legal fees were incurred as a result of services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission.

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

Note 3 – Capital Stock

The Company’s authorized capital is comprised of 200,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series A Preferred Stock (“Series A”). The Series A is convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the common stock. Through December 31, 2013 and December 31, 2012, the Company has issued and outstanding a total of 60,299,061 and 51,416,092 shares of Common Stock and 0 and 0 shares of Series A Preferred Stock, respectively.

On August 17, 2009, the Company issued 703,118 shares of $0.001 par value Common Stock for services valued at $3,000 or $0.004 per share.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012 and
The period August 17, 2009 (inception) through December 31, 2013

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

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012 and
The period August 17, 2009 (inception) through December 31, 2013

Note 3 – Capital Stock (Continued)

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

On December 21, 2011, the Company issued 17,000,000 shares of $0.001 par value Common Stock in exchange for the 850,000 shares of outstanding Series A Convertible Preferred Stock. At December 31, 2011 there is no Preferred Stock outstanding.

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
December 31, 2013 and 2012 and
The period August 17, 2009 (inception) through December 31, 2013

Note 3 – Capital Stock (Continued)

In August 2012 the Company issued 600,000 shares of $0.001 par value restricted common stock for services valued at $144,000 or $0.24 per share.

In October 2012 the Company issued 25,000 shares of $0.001 par value restricted common stock for services valued at $6,000 or $0.24 per share.

In January 2013 the Company issued 350,000 shares of $0.001 par value restricted common stock for services valued at $136,500 or $0.39 per share.

In March 2013 the Company issued 4,422,969 shares of $0.001 par value restricted common stock for services valued at $444,896 or $0.24 per share.

In May 2013 the Company issued 250,000 shares of $0.001 par value restricted common stock for services valued at $60,000 or $0.24 per share.

In August 2013 the Company issued 400,000 shares of $0.001 par value restricted common stock for services valued at $80,000 or $0.20 per share.

In October 2013 the Company issued 60,000 shares of $0.001 par value restricted common stock for services valued at $15,000 or $0.25 per share.

In November 2013 the Company issued 500,000 shares of $0.001 par value restricted common stock for cash of $95,000 or $0.19 per share that was used to pay expenses.

In November 2013 the Company issued 425,000 shares of $0.001 par value restricted common stock for cash of $85,000 or $0.20 per share that was used to pay expenses.

In November 2013 the Company issued 600,000 shares of $0.001 par value restricted common stock for R&D services valued at $114,000 or $0.20 per share.

In December 2013 the Company issued 75,000 shares of $0.001 par value restricted common stock for services valued at $15,000 or $0.20 per share.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012 and
The period August 17, 2009 (inception) through December 31, 2013

Note 3 – Capital Stock (Continued)

In December 2013 the Company issued 1,800,000 shares of $0.001 par value restricted common stock for services valued at $306,000 or $0.17 per share.

The Company has declared no dividends through December 31, 2013.

Note 4 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.  The Company accounts for income taxes pursuant to ASC 740.  At December 31, 2013 and December 31, 2012, the Company had approximately $5,494,149 and $3,002,666, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029.  A deferred tax asset at each date of approximately $1,098,830 and $600,533 resulting from the loss carryforwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended December 31, 2013 and December 31, 2012 was approximately $498,297 and $141,590.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2010, 2011, and 2012, although, the statute of limitations for the 2010 tax year will expire effective March 15, 2014. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Sunshine Biopharma, Inc.
 (A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012 and
The period August 17, 2009 (inception) through December 31, 2013

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 5-6, 2013, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	61	President, Chief Executive Officer, and Chairman

Michele Di Turi	36	Chief Operating Officer and Director

Camille Sebaaly	54	Chief Financial Officer, Secretary and Director

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

Michele Di Turi was appointed as our Chief Operating Officer and a Director of our Company on October 15, 2009.  Since November 2008, Mr. Di Turi has been President of Sunshine Bio Investments, Inc., a privately held Canadian corporation engaged in the sale of nonregulated biotechnology and medical products.  In addition, since March 2013 Mr. Di Turi has been Chief Executive Officer, President and a director of Kisses From Italy, Inc., which is currently a privately held “start-up” company engaged in the development of Italian fast food restaurants in the US. Prior, from February 2003 through November 2008, he was employed by Mazda President, Inc., Montreal, Canada, as a sales representative and director of customer service.  He devotes approximately 25% of his time to our business affairs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. There were no changes in the holdings of any individual required to report the same during 2013.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Dr. Steve N. Slilaty(1) 579 rue Lajeunesse Laval, Quebec Canada H7X 3K4	31,752,067 (2)	51.1%

Common	Michele Di Turi(1) 3100 Boulevard Des Gouverneurs Laval, Quebec Canada H7E 5J3	234,373	*

Common	Camille Sebaaly(1) 14464 Gouin W, #B Montreal, Quebec Canada H9H 1B1	234,373	*

Common	All Officers and Directors As a Group (3 persons)	32,220,813	51.8%
________________________
*	Less than 1%
(1)	Officer and Director of our Company.
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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent accountant, during our fiscal year ended December 31, 2013 and 2012:

	December 31, 2012	December 31, 2013
Audit Fees	$8,000	$8,640
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,000	$8,640

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2013 and 2012 and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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
**
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

Dated: March 18, 2014	SUNSHINE BIOPHARMA, INC. By: s/ Dr. Steve N. Slilaty Dr. Steve N. Slilaty, Principal Executive Officer

By: s/ Camille Sebaaly Camille Sebaaly, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2014.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Michele Di Turi
Michele Di Turi, Director