Form 10-Q
period 2014-03-31
Sunshine Biopharma, Inc
filed 2014-05-09
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2014

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 8, 2014, was 65,275,728 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	March 31,	December 31,
	2014	2013
ASSETS

Current Assets:

Cash and cash equivalents	$70,460	$31,240
Prepaid expenses	1,345	-

Total Current Assets	71,805	31,240

TOTAL ASSETS	$71,805	$31,240

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	132,500	12,500
Accounts payable	49,514	23,809
Interest payable	3,023	2,641

TOTAL LIABILITIES	185,037	38,950

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 62,675728 and 60,299,061 at
March 31, 2014 and December 31, 2013 respectively	62,675	60,299

Capital paid in excess of par value	5,819,496	5,426,140

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(5,995,404)	(5,494,149)

TOTAL SHAREHOLDERS' EQUITY	(113,232)	(7,710)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,805	$31,240

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	August 17,
	Ended	Ended	2009 (inception)
	March 31,	March 31,	through March 31,
	2014	2013	2014

Revenue:	$-	$-	$-

General & Administrative Expenses

Research and Development	96,000	23,400	377,879
Accounting	5,180	3,780	78,455
Consulting	170,000	622,610	1,835,342
Legal	45,372	19,034	376,748
Licenses	83,333	250,000	1,258,333
Office	4,905	4,067	50,680
Merger Cost	-	-	155,150
Public Relations	-	-	241,768
Stock Transfer Fee	1,083	-	23,013
Writedown of intangible assets	-	-	945,976

Total G & A	405,873	922,891	5,343,344

(Loss) from operations	(405,873)	(922,891)	(5,343,344)

Other (expense):
Interest expense	(95,382)	(5,330)	(103,109)
Beneficial conversion feature	-	(548,951)	(548,951)

Total Other (Expense)	(95,382)	(554,281)	(652,060)

Net (loss)	$(501,255)	$(1,477,172)	$(5,995,404)

Basic (Loss) per common share	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding	61,127,469	55,395,819

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	August 17,
	Ended	Ended	2009 (inception)
	March 31,	March 31,	through March 31,
	2014	2013	2014
Cash Flows From Operating Activities:

Net (Loss)	$(501,255)	$(1,477,172)	$(5,995,404)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	267,400	576,310	2,941,102
Stock issued for payment interest on notes payable	75,000	5,086	80,086
Stock issued for payment of expenses	43,333		143,333
Beneficial conversion feature on note conversion	-	548,951	548,951
(Increase) Decrease in prepaid expenses	(1,345)	(883)	(1,345)
Increase (Decrease) in Accounts Payable	25,705	7,743	49,514
Increase in interest payable	382	244	3,023

Net Cash Flows (used) in operations	(90,780)	(339,721)	(2,230,740)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-	-

Cash Flows From Financing Activities:

Proceed from note payable	60,000	463,000	585,500
Note payable used to pay expenses	60,000	-	60,000
Sale of common stock	10,000	-	1,655,700

Net Cash Flows provided by financing activities	130,000	463,000	2,301,200

Net Increase (Decrease) In Cash and cash equivalents	39,220	123,279	70,460
Cash and cash equivalents at beginning of period	31,240	132,638	-

Cash and cash equivalents at end of period	$70,460	$255,917	$70,460

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$266,000	$576,310	$2,930,702
Stock issued for note conversions	$-	$513,000	$542,645
Stock issued for net deficit of MWBS	$-	$-	$(29,465)
Stock issued for interest	$95,000	$-	$95,000
Stock issued for payment of expenses	$43,333	$-	$143,333
Loan proceeds used to pay expenses	$40,000	$-	$40,000
Cash paid for interest	$-	$-	$-
Cash paid for income taxes

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Three Month Interim Period Ended March 31, 2014

Note 1 – Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2014 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended March 31, 2014 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2014.

Note 2 – Notes Payable

The Company had outstanding loans of $12,500 accruing interest at a rate of 12% and $100,000 accruing interest at 10%.  At March 31, 2014 and December 31, 2013 accrued interest was $3,023 and $2,641, respectively.

Note 3 – Issuance of Common Stock

During the three months ended March 31, 2014 the Company issued 2,376,667 shares of $0.001 par value Common Stock as follows:

In January 2014 the Company issued 200,000 shares of $0.001 par value Common Stock for cash of $40,000 or $0.20 per share and was paid directly to an affiliated company for licensing rights.

In January 2014 the Company issued 600,000 shares of $0.001 par value Common Stock for R&D services valued at $96,000 or $0.16 per share.

In February 2014 the Company issued 66,667 shares of $0.001 par value Common Stock for cash of $13,333 or $0.20 per share and $3,333 was paid directly to an affiliated company for licensing rights.

In March 2014 the Company issued 10,000 shares of $0.001 par value Common Stock for services valued at $1,400 or $0.14 per share.

In March 2014 the Company issued 1,000,000 shares of $0.001 par value Common Stock for services valued at $170,000 or $0.17 per share.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Three Month Interim Period Ended March 31, 2014

Note 3 – Issuance of Common Stock (Continued)

On March 27, 2014 the Company issued 500,000 shares of $0.001 par value Common Stock for origination fee valued at $75,000 or $0.15 per share as part of a convertible note payable for $100,000.

Note 4 – Convertible Notes

March 27, 2014 the Company issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $100,000 plus 500,000 Common shares (paid) and $20,000 (unpaid) for origination fee.  This Convertible Note accrues interest at the rate of 10% per annum and is convertible at the option of the Holder into shares of the Company’s Common Stock at $0.20 per share on or before September 27, 2014.  Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value of the bonds.

Note 4 – Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

PART I.

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

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2014 and 2013

For the three months ended March 31, 2014 and 2013 we did not generate any revenues.

General and administrative expenses during the three month period ended March 31, 2014 were $405,873, compared to general and administrative expense of $922,891 incurred during the three month period ended March 31, 2013, a decrease of $517,018. This decrease is attributable to the fact that during the aforesaid period in 2014, we incurred $170,000 in financial consulting fees but incurred $622,610 in financial consulting fees during the similar period in 2013. We also incurred $96,000 in research and development costs in the three months ended March 31, 2014, compared to $23,400 during the similar period in 2013.  Legal Fees increased during the three months ended March 31, 2014 to $45,372, compared to $19,034 during the three months ended march 31, 2013, primarily as a result of our attempts to re-domicile into Canada.  We have subsequently elected not to proceed with this reincorporation primarily as a result of our successful efforts to secure funding.  See “Liquidity and Capital Resources,” below.  We also incurred $83,333 in license fees payable to Advanomics Corporation during the three months ended March 31, 2014, compared to license fees of $250,000 paid during the three months ended March 31, 2013.  Most of our other expenses remained relatively constant during 2014 compared to 2013.  We also incurred $95,382 in interest expense during the three months ended March 31, 2014, compared to $5,330 in interest expense during the similar period in 2013.  Finally, in 2013 we also incurred $548,281 in costs associated with a beneficial conversion feature to our then outstanding convertible debentures.  No such costs were incurred in 2014.

As a result, we incurred a net loss of 501,255 (approximately $0.01 per share) for the three month period ended March 31, 2014, compared to a net loss of $1,477,172 (approximately $0.03 per share) during the three month period ended March 31, 2013.

Because we did not generate any revenues since our inception, following is our Plan of Operation.

Plan of Operation

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The preclinical studies for our lead compound, Adva-27a, a multi-purpose antitumor compound, were successfully completed in late 2011.  We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of Good Manufacturing Practice (“GMP”) manufacturing, Investigational New Drug (“IND”)-enabling studies, regulatory filing and Phase I clinical trials.  We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers.  The planned indication will be pancreatic cancer in parallel to multidrug resistant breast cancer as Adva-27a has shown a positive effect on both of these cancer types for which there is currently little or no treatment options available. See “Clinical Trials” below.

We have licensed our technology on an exclusive basis from Advanomics Corporation, and we are planning to initiate our own research and development program as soon as practicable once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition-Liquidity and Copital Resources below.

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

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for pancreatic cancer and multidrug resistant breast cancer in mid to late 2015 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 2).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

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

●
Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar (this number has recently been reduce to 1.44 micromolar as a result of resolving the two isomeric forms of Adva-27a).

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

Figure 2

Table 1

Clinical Development Path

The early stage preclinical studies for our lead compound, Adva-27a, were successfully completed in late 2011 and the results have recently been published [ANTICANCER RESEARCH 32: 4423-4432 (2012)].  We are now continuing our clinical development program of Adva-27a by conducting the next sequence of steps comprised of the following:

●	GMP Manufacturing of 1 kilogram for use in IND-Enabling Studies and Phase I Clinical Trials
●	IND-Enabling Studies
●	Regulatory Filing (Fast-Track Status Anticipated)
●	Phase I Clinical Trials (Multidrug Resistant Breast Cancer Indication)

Clinical Trials

Adva-27a’s initial indication will be Pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for this indication.  All aspects of the planned clinical trials in Canada will employ U.S. Food and Drug Administration (“FDA”) standards at all levels.  We anticipate that the clinical trials will be completed by mid2016, at which time we, together with our licensor, expect to file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S.  See “Marketing,” below.

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

Intellectual Property

We are the exclusive licensee for the U.S. territory of Advanomics Corporation’s Adva-27a which is covered by international patent applications filed on April 27, 2007 (PCT/FR2007/000697).  These patent applications, which are now issued in Europe and the United States (US 8,236,935) and are still pending elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics Corporation.  On January 14, 2013, Advanomics Corporation filed a new patent application covering Adva-27a manufacturing processes as well as new Adva-27a derivatives and compositions.

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

Liquidity and Capital Resources

As of March 31, 2014, we had cash or cash equivalents of $70,460.

Net cash used in operating activities was $90,780 during the three month period ended March 31, 2014, compared to $339,721 for the three month period ended March 31, 2013. The decrease is due to a decrease in issuance of stock for services during 2014.  However, stock issued for payment of expenses and for interest on note payables increased during 2014. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $130,000 for the three month periods ended March 31, 2014, compared to $463,000 during the three months ended March 31, 2013.  Cash flows used by investing activities were $0 for the three month periods ended March 31, 2014 and 2013.

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

In December 2012, we commenced a private offering of Convertible Notes. We issued nine Convertible Notes to six accredited investors (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $513,000. These notes accrued interest at the rate of 6% per annum and were convertible at our option into shares of our Common Stock at $0.20 per share on or before March 31, 2013.  We elected to convert these notes with interest accrued thereon and issued an aggregate of 2,590,426 shares of Common Stock to these investors.  The Convertible Notes were considered to have a beneficial conversion feature and under ASC 470-20-25-10 the beneficial conversion feature was calculated to be $548,951 in total based on the issuance date and the share price on that date. This amount was booked to interest expense and Additional Paid in Capital for the period as all of the Convertible Notes were converted by March 31, 2013.

During the three months ended March 31, 2014 we conducted a private placement of our Common Stock for the purposes of supporting our working capital whereby we sold 266,667 shares at a price of $0.20 per share and received proceeds of approximately $53,333 therefrom.

On March 27, 2014, we issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $100,000 plus 500,000 Common shares (paid) and $20,000 (unpaid) for origination fee.  This Convertible Note accrues interest at the rate of 10% per annum and is convertible at the option of the Holder into shares of our Common Stock at $0.20 per share on or before September 27, 2014.  Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon conversion the issued stock may be valued at either the book value or the market value of the note.

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

Subsequent Event

On April 23, 2014, we entered into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP (“Dutchess”), for the sale of up to $2.5 million of shares of our Common stock over a three-year commitment period.  Under the terms of the Investment Agreement, we may, from time to time and in our sole discretion, issue shares of our Common stock to Dutchess at a price equal to ninety percent (90%) of the lowest daily volume weighted average price during a Trading Day of our Common Stock during the five (5) consecutive Trading Days immediately preceding the Put Notice Date, up to $2.5 million.  In connection with the Investment Agreement, we also issued to Dutchess an engagement fee in the form of 400,000 “restricted” shares of our Common Stock.

The amount of each tranche under the Investment Agreement is limited to maximum $100,000 and we may only issue a Put Notice (as defined under the Investment Agreement) ten (10) Trading Days after each prior Put Notice Date.  We are not obligated to utilize any of the $2.5 million available under the Investment Agreement and there are no minimum commitments or minimum use penalties.

The Investment Agreement does not impose any restrictions on our operating activities. During the term of the Investment Agreement, Dutchess is prohibited from engaging in any short selling or hedging transactions, either directly or indirectly, related to our Common stock.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2014.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant to one outstanding matter of litigation but do not believe it presents any material potential liability.  We are not party to any other material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014 we conducted a private placement of our Common Stock for the purposes of supporting our working capital whereby we sold 266,667 shares at a price of $0.20 per share and received proceeds of approximately $53,333 therefrom.

On March 27, 2014, we issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $100,000 plus 500,000 Common shares (paid) and $20,000 (unpaid) for origination fee.  This Convertible Note accrues interest at the rate of 10% per annum and is convertible at the option of the Holder into shares of our Common Stock at $0.20 per share on or before September 27, 2014.  Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon conversion the issued stock may be valued at either the book value or the market value of the note.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2014.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer