Form 10-Q
period 2014-06-30
Sunshine Biopharma, Inc
filed 2014-08-12
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2014

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 12, 2014, was 68,270,961 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Balance Sheet

	Unaudited	Audited
	June 30,	December 31,
	2014	2013
ASSETS

Current Assets:

Cash and cash equivalents	$38,411	$31,240
Prepaid expenses	5,640	-

Total Current Assets	44,051	31,240

TOTAL ASSETS	$44,051	$31,240

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	282,500	12,500
Accounts payable	93,874	23,809
Interest payable	5,898	2,641

TOTAL LIABILITIES	382,272	38,950

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 65,965,728 and 60,299,061 at
June 30, 2014 and December 31, 2013 respectively	65,966	60,299

Capital paid in excess of par value	6,409,606	5,426,140

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(6,813,793)	(5,494,149)

TOTAL SHAREHOLDERS' EQUITY	(338,221)	(7,710)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$44,051	$31,240

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	June 30,	June 30,
	2014	2013

Revenue:	$-	$-

General & Administrative Expenses

Accounting	32,020	1,620
Financial Consulting	60,000	64,500
Legal	169,405	75,000
Licenses & fees	70,000	5,655
Office	7,983	5,665
Public relations	100,000	-
Research & development	323,000	-
Stock Transfer Fee	3,105	153

Total G & A	765,513	152,593

(Loss) from operations	$(765,513)	$(152,593)

Other (expense) interest	(52,875)	(375)

Net (loss)	$(818,388)	$(152,968)

Basic (Loss) per common share	(0.01)	(0.00)

Weighted Average Common Shares Outstanding	65,468,255	56,564,063

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations

	Unaudited	Unaudited
	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2014	2013

Revenue:	$-	$-

General & Administrative Expenses

Research and Development	323,000	23,400
Accounting	37,200	5,400
Consulting	326,000	684,610
Legal	214,777	24,689
Licenses	153,333	325,000
Office	12,889	8,279
Merger Cost	-	-
Public Relations	100,000	-
Stock Transfer Fee	4,188	1,606
Writedown of intangible assets	-	-

Total G & A	1,171,387	1,072,984

(Loss) from operations	(1,171,387)	(1,072,984)

Other (expense):
Interest expense	(148,257)	(5,705)
Beneficial conversion feature	-	(548,951)

Total Other (Expense)	(148,257)	(554,656)

Net (loss)	$(1,319,644)	$(1,627,640)

Basic (Loss) per common share	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding	63,309,853	54,248,411

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows

	Unaudited	Unaudited
	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
Cash Flows From Operating Activities:

Net (Loss)	$(1,319,644)	$(1,627,640)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	860,800	636,310
Stock issued for payment interest on notes payable	75,000	5,086
Stock issued for payment of expenses	43,333
Beneficial conversion feature on note conversion	-	548,951
(Increase) Decrease in prepaid expenses	(5,640)	(2,030)
Increase (Decrease) in Accounts Payable	70,065	(302)
Increase in interest payable	3,257	619

Net Cash Flows (used) in operations	(272,829)	(439,006)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Proceed from note payable	160,000	463,000
Note payable used to pay expenses	60,000	-
Note payable used to pay origionation fees	50,000	-
Sale of common stock	10,000	-

Net Cash Flows provided by financing activities	280,000	463,000

Net Increase (Decrease) In Cash and cash equivalents	7,171	23,994
Cash and cash equivalents at beginning of period	31,240	132,638

Cash and cash equivalents at end of period	$38,411	$156,632

Supplementary Disclosure Of Cash Flow Information:	$-

Stock issued for services, licenses and other assets	$593,400	$576,310
Stock issued for note conversions	$-	$513,000
Stock issued for net deficit of MWBS	$-	$-
Stock issued for interest	$170,000	$-
Stock issued for payment of expenses	$43,333	$-
Loan proceeds used to pay expenses	$40,000	$-
Cash paid for interest	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Six Month Interim Period Ended June 30, 2014

Note 1 – Nature of Operations/Activities

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

During the last six month period the Company has continued to raise money through stock sales and borrowings.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops a similar technology and drug.

Note 2 – Unaudited Financial Information

The unaudited financial information included for the six month interim period ended June 30, 2014 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the six month interim period ended June 30, 2014 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2014.

Note 3 – Notes Payable

The Company had outstanding loans of $12,500 accruing interest at a rate of 12% and $100,000 accruing interest at 10%.  At June 30, 2014 and December 31, 2013 accrued interest was $5,898 and $2,641, respectively.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Six Month Interim Period Ended June 30, 2014

Note 4 – Issuance of Common Stock

During the six months ended June 30, 2014 the Company issued 5,666,667 shares of $0.001 par value Common Stock as follows:

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

On April 14, 2014 the Company issued 500,000 shares of $0.001 par value Common Stock for services valued at $100,000 or $0.20 per share.

On April 17, 2014 the Company issued 1,700,000 shares of $0.001 par value Common Stock for services valued at $323,000 or $0.19 per share.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Six Month Interim Period Ended June 30, 2014

Note 4 – Issuance of Common Stock (Continued)

On April 25, 2014 the Company issued 400,000 shares of $0.001 par value Common Stock for services valued at $60,000 or $0.15 per share.

On May 15, 2014 the Company issued 500,000 shares of $0.001 par value Common Stock for services valued at $80,000 or $0.16 per share.

On June 12, 2014 the Company issued 190,000 shares of $0.001 par value Common Stock for services valued at $30,400 or $0.16 per share.

Note 5 – Convertible Notes

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

May 7, 2014 the Company issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $500,000.  The note proceeds are payable on an as needed basis. During the quarter ended June 30, 2014 $100,000 was disbursed. This Convertible Note accrues interest at the rate of 10% per annum beginning in three months from the date issued and is convertible at the option of the Holder into shares of the Company’s Common Stock at $0.20 per share on or before September 27, 2014.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Six Month Interim Period Ended June 30, 2014

Note 5 – Convertible Notes (Continued)

Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value of the bonds.

Note 6 – Financial Statements

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (“SBI”), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”).  As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management.  Following completion of this transaction we changed our name to “Sunshine Biopharma, Inc.”.  On December 21, 2011, Advanomics Corporation, a privately held Canadian company (“Advanomics”), and our licensor, exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2014 and 2013

For the six months ended June 30, 2014 and 2013 we did not generate any revenues.

General and administrative expenses during the six month period ended June 30, 2014 were $1,171,387, compared to general and administrative expense of $1,072,984 incurred during the six month period ended June 30, 2013, an increase of $98,403. This relatively modest increase is the net result of an increase in the cost of some operations and a decrease in others.  The operations which saw a decrease in cost include (i) consulting fees of $326,000 incurred during the 2014 period compared to $684,610 incurred during the similar period in 2013; and (ii) license fees of $153,333 payable to Advanomics Corporation were incurred during the six months period of 2014 compared to $325,000 incurred in the same period of 2013.  Expenses which increased in the six months period ended June 30, 2014 compared to the same period of 2013 include (i) $323,000 in research and development costs in the six months ended June 30, 2014, compared to $23,400 during the similar period in 2013; (ii) $214,777 in legal fees incurred during the six months ended June 30, 2014, compared to $24,6894 during the six months ended June 30, 2013, primarily as a result of our attempts to re-domicile into Canada, several registration statements we filed with the SEC and the cost of defending against litigation; and (iii) $100,000 in public relations costs incurred during the six months ended June 30, 2014, compared to nil for the similar period in 2013.  Most of our other expenses remained relatively constant during the six months ended June 30, 2014 compared to the similar period in 2013.

We also incurred $148,257 in interest expense during the six months ended June 30, 2014, compared to $5,705 in interest expense during the similar period in 2013.  Finally, in the six months ended June 30, 2013 we incurred $548,951 in costs associated with a beneficial conversion feature to our then outstanding convertible debentures.  No such costs were incurred in 2014.

As a result, we incurred a net loss of $1,319,644 (approximately $0.02 per share) for the six month period ended June 30, 2014, compared to a net loss of $1,627,640 (approximately $0.03 per share) during the six month period ended June 30, 2013.

Comparison of Results of Operations for the three months ended June 30, 2014 and 2013

For the three months ended June 30, 2014 and 2013 we did not generate any revenues.

General and administrative expenses during the three month period ended June 30, 2014 were $765,513, compared to general and administrative expense of $152,593 incurred during the three month period ended June 30, 2013, an increase of $612,920. This increase is attributable increased costs across the board, including (i) $323,000 in research and development (R&D) activities undertaken during the three months ended June 30, 2014, compared to no costs associated with R&D during the similar period in 2013;  (ii) increase in legal fees of approximately $94,405 arising from the filing of registration statements with the SEC during this period, as well as the costs of defending litigation brought against us; and (iii) increase of approximately $30,000 in  accounting fees, $65,000 in licensing fees, and $100,000 in public relations costs. We also incurred $52,875 in interest expense during the three months ended June 30, 2014, compared to $375 in interest expense during the similar period in 2013.

As a result, we incurred a net loss of $818,388 (approximately $0.01 per share) for the three month period ended June 30, 2014, compared to a net loss of $152,968 (less than $0.01 per share) during the three month period ended June 30, 2013.

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

We have licensed our technology on an exclusive basis from Advanomics Corporation, and we are planning to initiate our own research and development program as soon as practicable once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition-Liquidity and Capital Resources below.

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

These and other preclinical data have been published in ANTICANCER RESEARCH, a peer-reviewed International Journal of Cancer Research and Treatment.  The manuscript entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” appeared in print in the October 2012 issue of the journal [ANTICANCER RESEARCH 32: 4423-4432 (2012)].  A copy of the full manuscript as it appeared in the journal is available on our website at www.sunshinebiopharma.com.

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

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for this indication.  All aspects of the planned clinical trials in Canada will employ U.S. Food and Drug Administration (“FDA”) standards at all levels.  As a result of the Dutchess Agreement described below, we now anticipate that Phase I clinical trials will commence in mid to late 2015 and we estimate that it will take 18 months to complete, at which time we, together with our licensor, expect to file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S.  See “Marketing,” below.

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Subsequent Events

On July 25, 2014, we formed Sunshine Biopharma Canada Inc., a Canadian wholly owned subsidiary for the purposes of conducting pharmaceutical business in Canada and elsewhere around the globe.  While no assurances can be provided, we anticipate that Sunshine Biopharma Canada will soon rent office and warehouse space, secure a pharmaceutical establishment and export license from Health Canada and proceed to signing manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals and biomedical products.  This new effort broadens our business scope and provides us with the opportunity to generate revenues in the near to mid-term.  We anticipate revenues to be generated through the export of generic pharmaceuticals overseas.  In addition to revenue generation, we anticipate that as a result of these activities, Sunshine Biopharma Canada will then be well positioned for the marketing and distribution of Adva-27a, our flagship oncology drug candidate currently being developed for the treatment of pancreatic cancer and multidrug resistant breast cancer, provided that Adva-27A is approved for such marketing and distribution, of which there can be no assurance.

In addition, on August 7, 2014, we elected to issue our initial put notice to Dutchess, wherein we requested that Dutchess purchase 930,233 shares of our Common Stock for $100,000.  Upon receipt of these funds we intend to utilize the proceeds from the sale of these shares to repay debt.  We anticipate that the proceeds from the next put notice shall be utilized to commence IND studies on our Adva-27a drug.

Government Regulations

Our existing and proposed business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.  We will be subject to significant regulations in the U.S. in order to obtain the approval of the FDA to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would give the go ahead with Phase I clinical (human) trials.  As a result of the Dutchess Agreement described below, we now anticipate that this process will commence in mid to late 2015 and we estimate that this procedure will take 18 months to complete.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval on a humanitarian basis if the drug treats terminally ill patients with limited treatment options available.  As of the date of this Report we have not made any filings with the FDA or other regulatory bodies in other jurisdictions.  We have however had extensive discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for multidrug resistant breast cancer they believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancer which we will be treating.  There are no assurances this will occur.

Liquidity and Capital Resources

As of June 30, 2014, we had cash or cash equivalents of $38,411.

Net cash used in operating activities was $272,829 during the six month period ended June 30, 2014, compared to $439,006 for the six month period ended June 30, 2013. The decrease is primarily due to a beneficial conversion charge of $548,951 incurred during the six months ended June 30, 2013 which we did not incur during the similar period in 2014.  However, stock issued for services, stock issued for payment of interest on notes payable, and stock issued for payment of expenses all increased significantly during the 6 months ended June 30, 2014. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $280,000 for the six month periods ended June 30, 2014, compared to $463,000 during the six months ended June 30, 2013.  Cash flows used by investing activities were $0 for the six month periods ended June 30, 2014 and 2013.

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

In December 2012, we commenced a private offering of Convertible Notes. We issued nine Convertible Notes to six accredited investors (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $513,000. These notes accrued interest at the rate of 6% per annum and were convertible at our option into shares of our Common Stock at $0.20 per share on or before June 30, 2013.  We elected to convert these notes with interest accrued thereon and issued an aggregate of 2,590,426 shares of Common Stock to these investors.  The Convertible Notes were considered to have a beneficial conversion feature and under ASC 470-20-25-10 the beneficial conversion feature was calculated to be $548,951 in total based on the issuance date and the share price on that date. This amount was booked to interest expense and Additional Paid in Capital for the period as all of the Convertible Notes were converted by June 30, 2013.

During the six months ended June 30, 2014 we conducted a private placement of our Common Stock for the purposes of supporting our working capital whereby we sold 266,667 shares at a price of $0.20 per share and received proceeds of approximately $53,333 therefrom.

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

On May 7, 2014, we issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $500,000.  The note proceeds are payable on an as needed basis. During the quarter ended June 30, 2014, $100,000 was disbursed. This Convertible Note accrues interest at the rate of 10% per annum beginning in three months from the date issued and is convertible at the option of the Holder into shares of the Company’s Common Stock at $0.20 per share on or before September 27, 2014.  Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon conversion, the stock may be valued at either the book value or the market value of the bonds.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our drug research and development capabilities and continue operations. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  During the six months ended June 30, 2014, we did, on April 23, 2014, enter into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP (“Dutchess”), for the sale of up to $2.5 million of shares of our Common stock over a three-year commitment period.  Under the terms of the Investment Agreement, we may, from time to time and in our sole discretion, issue shares of our Common stock to Dutchess at a price equal to ninety percent (90%) of the lowest daily volume weighted average price during a Trading Day of our Common Stock during the five (5) consecutive Trading Days immediately preceding the Put Notice Date, up to $2.5 million.  In connection with the Investment Agreement, we also issued to Dutchess an engagement fee in the form of 400,000 “restricted” shares of our Common Stock.

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

As a material term of the Dutchess Agreement, we were required to register the 400,000 shares of our Common Stock already issued to Dutchess, as well as 13,000,000 additional shares of our Common Stock reserved for issuance upon our drawing down funds pursuant to the Investment Agreement.  We filed the registration statement with the SEC on May 22, 2014 and it became effective July 23, 2014.  After completing various other procedural requirements we are now in a position to commence the process of drawing down on the $2.5 million financing available under the Investment Agreement to fund our operations and our Adva-27a development program.  Despite this agreement there can be no assurances that we will have sufficient capital to complete the implementation of our business plan, as we currently estimate we will need up to $5 million to do so.  We expect to raise the additional capital necessary to fully implement our business plan either by the sale of our securities, or through generating revenues as described in Plan of Operation above.  There are no assurances that either scenario will be successfully implemented.  As of the date of this report we have not reached any agreement with any party that has agreed to provide us with the additional capital we think may be necessary to fully implement our business plan, or whether we will generate sufficient revenues to allow us to do so. Our inability to obtain additional sufficient funds from external sources if and when needed may have a material adverse effect on our plan of operation, results of operations and financial condition.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase in the near future once we commence Phase I clinical trials. We do not have sufficient funds to cover the anticipated increase in these expenses. We need to raise additional funds in order to continue our existing operations, to initiate research and development activities, and to finance our plans to expand our operations for the next year. If we are successful in raising additional funds, our research and development efforts will continue and expand.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2014.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a defendant to one outstanding matter of litigation but believe we have reached a settlement, which requires that we arrange to deliver 650,000 shares of our common stock..  We are not party to any other material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2014 we conducted a private placement of our Common Stock for the purposes of supporting our working capital whereby we sold 266,667 shares at a price of $0.20 per share and received proceeds of approximately $53,333 therefrom.

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

On May 7, 2014, we issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $500,000.  The note proceeds are payable on an as needed basis. During the quarter ended June 30, 2014, $100,000 was disbursed. This Convertible Note accrues interest at the rate of 10% per annum beginning in three months from the date issued and is convertible at the option of the Holder into shares of our Common Stock at $0.20 per share on or before September 27, 2014.  Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon conversion, the stock may be valued at either the book value or the market value of the bonds.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2014.

SUNSHINE BIOPHARMA, INC.

By:	s/ Steve Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer