Form 10-Q
period 2014-09-30
Sunshine Biopharma, Inc
filed 2014-11-12
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2014

Commission File Number: 000-52898

SUNSHINE BIOPHARMA INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

469 Jean-Talon West
3rd Floor
Montreal, Quebec, Canada H3N 1R4
(Address of principal executive offices)

(514) 764-9698
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 10, 2014, was 68,911,041 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

•           adverse economic conditions;
•           risks related to the construction market;
•           risks related to the U.S. import market;
•           the inability to attract and retain qualified senior management and technical personnel;
•           other risks and uncertainties related to the changing lighting market and our business strategy.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from expectations under “Risk Factors” and elsewhere in this current report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I.

ITEM 1.    FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Balance Sheet

	Unaudited	Audited
	September 30,	December 31,
	2014	2013
ASSETS

Current Assets:

Cash and cash equivalents	$173,857	$31,240
Prepaid expenses	6,419	-

Total Current Assets	180,276	31,240

TOTAL ASSETS	$180,276	$31,240

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	396,000	12,500
Accounts payable	51,320	23,809
Interest payable	9,320	2,641

TOTAL LIABILITIES	456,640	38,950

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 68,911,041and 60,299,061 at
September 30, 2014 and December 31, 2013 respectively	68,911	60,299

Capital paid in excess of par value	6,749,367	5,426,140

Accumulated other comprehesive (Loss)	-	-

(Deficit) accumulated during the development stage	(7,094,642)	(5,494,149)

TOTAL SHAREHOLDERS' EQUITY	(276,364)	(7,710)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$180,276	$31,240

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	September	September
	2014	2013

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,620	1,620
Financial Consulting	215,500	95,000
Legal	20,152	27,873
Licenses & fees	30,000	50,000
Office	8,934	2,660
Public relations	-	-
Research & development	-	-
Stock Transfer Fee	1,221	530

Total G & A	277,427	177,683

(Loss) from operations	$(277,427)	$(177,683)

Other (expense) interest	(3,422)	(375)

Net (loss)	$(280,849)	$(178,058)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	67,820,603	56,914,063

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Statement Of Operations

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2014	2013

Revenue:	$-	$-

General & Administrative Expenses

Research and Development	323,000	23,400
Accounting	38,820	7,020
Consulting	541,500	779,610
Legal	234,929	52,562
Licenses	183,333	375,000
Office	21,824	10,939
Merger Cost	-	-
Public Relations	100,000	-
Stock Transfer Fee	5,408	2,136
Writedown of intangible assets	-	-

Total G & A	1,448,814	1,250,667

(Loss) from operations	(1,448,814)	(1,250,667)

Other (expense):
Interest expense	(151,679)	(6,080)
Beneficial conversion feature	-	(548,951)

Total Other (Expense)	(151,679)	(555,031)

Net (loss)	$(1,600,493)	$(1,805,698)

Basic (Loss) per common share	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding	64,688,934	55,136,962

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Statement of Shareholders' Equity

	Number Of Common	Common	Capital Paid in Excess	Number Of Preferred	Preferred	Stock Subscription	Comprehensive	Deficit accumulated During the development
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Receivable	Income	stage	Total
Balance at December 31, 2012	51,416,092	$51,416	$3,021,676	-	$-	$-	$-	$3,002,666	$70,426

January 11, 2013 issued 350,000 shares
of par value $0.001 common stock for services
valued at $ 136,500 or $0.39 per share	350,000	350	136,150						136,500

March 28, 2013 issued 918,500 shares
of par value $0.001 common stock for services
valued at $ 220,440 or $0.24 per share	918,500	919	219,522		-	-			220,440

March 30, 2013 issued 259,043 shares
of par value $0.001 common stock for services
valued at $ 219,370 or $0.24 per share	914,043	914	218,456						219,370

March 30, 2013 issued 2,590,42 of par value $0.001 common stock for conversion 8 shares of debt in the amount of $513,000 and interest
of $5,086 or $0.24 per share	2,590,426	2,590	515,496						518,086

Beneficial conversion feature			548,951						548,951

May 14, 2013 issued 250,000 shares of par value $0.001 common stock for services valued at $ 60,000 or $0.24 per share	250,000	250	59,750						60,000

August 1, 2013 issued 150,000 shares of par value $0.001 common stock for services valued at $ 30,000 or $0.20 per share	150,000	150	29,850						30,000

August 23, 2013 issued 250,000 shares of par value $0.001 common stock for services valued at $ 50,000 or $0.20 per share	250,000	250	49,750						50,000

October 4, 2013 issued 60,0000 shares of par value $0.001 common stock for services valued at $ 15,000 or $0.25 per share	60,000	60	14,940						15,000

November 4, 2013 issued 500,000 shares of par value $0.001 common stock for cash of $95,000 or $0.19 per share	500,000	500	94,500						95,000

November 20, 2013 issued 425,000 shares of par value $0.001 common stock for cash of $85,000 or $0.20 per share	425,000	425	84,575						85,000

November 20, 2013 issued 600,000 shares of par value $0.001 common stock for services valued at $ 114,000 or $0.19 per share	600,000	600	113,400						114,000

December 2, 2013 issued 75,000 shares of par value $0.001 common stock for cash of $15,000 or $0.20 per share	75,000	75	14,925						15,000

December 27, 2013 issued 1,800,000 shares of par value $0.001 common stock for services valued at $ 306,000 or $0.17 per share	1,800,000	1,800	304,200						306,000

Net (Loss)	-	-	-					(2,491,483)	(2,491,483)

Balance at December 31, 2013	60,299,061	$60,299	$5,426,140	-	$-	$-	$-	$511,183	$(7,710)

January 6, 2014 issued 200,000 shares of par value $0.001 common stock for cash of $40,000 or $0.20 per share	200,000	200	39,800						40,000

January 30, 2014 issued 600,000 shares of par value $0.001 common stock for services valued at $ 96,000 or $0.16 per share	600,000	600	95,400						96,000

February 14, 2014 issued 66,667 shares of par value $0.001 common stock for cash of $13,333 or $0.20 per share	66,667	67	13,266						13,333

March 2, 2014 issued 10,000 shares of par value $0.001 common stock for services valued at $ 1,400 or $0.14 per share	10,000	10	1,390						1,400

March 14, 2014 issued 1,000,000 shares of par value $0.001 common stock for services valued at $ 170,000 or $0.17 per share	1,000,000	1,000	169,000						170,000

March 27, 2014 issued 500,000 shares of par value $0.001 common stock for prepaid interest valued at $ 75,000 or $0.15 per share	500,000	500	74,500						75,000

April 14, 2014 issued 500,000 shares of par value $0.001 common stock for services valued at $ 100,000 or $0.20 per share	500,000	500	99,500						100,000

April 17, 2014 issued 1,700 000 shares of par value $0.001 common stock for services valued at $323,000 or $0.19 per share	1,700,000	1,700	321,300						323,000

April 25, 2014 issued 400,000 shares of par value $0.001 common stock for services valued at $ 60,000 or $0.15 per share	400,000	400	59,600						60,000

May 15, 2014 issued 500,0000 shares of par value $0.001 common stock for services valued at $ 80,000 or $0.16 per share	500,000	500	79,500						80,000

June 12, 2014 issued 190,000 shares of par value $0.001 common stock for services valued at $ 30,400 or $0.16 per share	190,000	190	30,210						30,400

July 7, 2014 issued 975,000 shares of par value $0.001 common stock for services valued at $136,500 or $0.14 per share	975,000	975	135,525						136,500

July 24, 2014 issued 400,000 shares of par value $0.001 common stock for services valued at $52,000 or $0.13 per share	400,000	400	51,600						52,000

August 7, 2014 issued 930,233 shares of par value $0.001 common stock for cash of $100,000 or $0.1075 per share	930,233	930	99,070						100,000

September 8, 2014 issued 300,000 shares of par value $0.001 common stock for services valued at $27,000or $0.09 per share	300,000	300	26,700						27,000

September 19, 2014 issued 340,080 shares of par value $0.001 common stock for services valued at $27,206 or $0.08 per share	340,080	340	26,866						27,206

Net (Loss)	-	-	-					(1,600,493)	(1,600,493)
Balance at September 30, 2014 (Unaudited)	68,911,041	$68,911	$6,749,367	-	$-	$-	$-	$(1,089,310)	$(276,364)

Sunshine Biopharma, Inc.
Unaudited Statement Of Cash Flows

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Cash Flows From Operating Activities:

Net (Loss)	$(1,600,493)	$(1,805,698)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	1,085,985	716,310
Stock issued for payment interest on notes payable	75,000	5,086
Stock issued for payment of expenses	60,854
Beneficial conversion feature on note conversion	-	548,951
(Increase) Decrease in prepaid expenses	(6,419)	1,538
Increase (Decrease) in Accounts Payable	27,511	8,168
Increase in interest payable	6,679	994

Net Cash Flows (used) in operations	(350,883)	(524,651)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Proceed from note payable	273,500	463,000
Note payable used to pay expenses	60,000	-
Note payable used to pay origionation fees	50,000	-
Sale of common stock	110,000	-

Net Cash Flows provided by financing activities	493,500	463,000

Net Increase (Decrease) In Cash and cash equivalents	142,617	(61,651)
Cash and cash equivalents at beginning of period	31,240	132,638

Cash and cash equivalents at end of period	$173,857	$70,987

Supplementary Disclosure Of Cash Flow Information:	$-

Stock issued for services, licenses and other assets	$818,585	$716,310
Stock issued for note conversions	$-	$513,000
Stock issued for net deficit of MWBS	$-	$-
Stock issued for interest	$170,000	$-
Stock issued for payment of expenses	$43,333	$-
Loan proceeds used to pay expenses	$40,000	$-
Cash paid for interest	$-	$-
Cash paid for income taxes
	See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2014

Note 1 – Nature of Operations/Activities

Sunshine Biopharma, Inc. (the "Company"), f/k/a Mountain West Business Solutions, Inc. (“MWBS”) was incorporated August 31, 2006 in the State of Colorado. Sunshine Etopo, Inc. (formerly Sunshine Biopharma, Inc.) was incorporated in the State of Colorado on August 17, 2009. Effective October 15, 2009 MWBS was acquired by Sunshine Etopo, Inc. in a transaction classified as a reverse acquisition. MWBS concurrently changed its name to Sunshine Biopharma, Inc. The financial statements represent the activity of Sunshine Etopo, Inc. from August 17, 2009 (inception) through October 15, 2009, and the consolidated activity of Sunshine Etopo, Inc. and Sunshine Biopharma Inc. from October 15, 2009 forward. Sunshine Etopo, Inc. and Sunshine Biopharma Inc. are hereinafter referred to collectively as the "Company". The Company was formed for the purposes of conducting research, development and commercialization of drugs for the treatment of various forms of cancer. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

During the last nine-month period the Company has continued to raise money through stock sales and borrowings.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops a similar technology and drug.

Note 2 – Unaudited Financial Information

The unaudited financial information included for the nine-month interim period ended September 30, 2014 was taken from the books and records without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the nine-month interim period ended September 30, 2014 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2014.

Note 3 – Notes Payable

The Company had outstanding loans of $12,500 accruing interest at a rate of 12% and $100,000 accruing interest at 10%, and $113,500 accruing interest at 8%.  At September 30, 2014 and December 31, 2013 accrued interest was $9,320 and $2,641, respectively.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2014

Note 4 – Issuance of Common Stock

During the nine-months ended September 30, 2014 the Company issued 8,611,980 shares of $0.001 par value Common Stock as follows:

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

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2014

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

On July 7, 2014 the Company issued 975,000 shares of $0.001 par value Common Stock for services valued at $136,500 or $0.14 per share.

On July 24, 2014 the Company issued 400,000 shares of $0.001 par value Common Stock for services valued at $52,000 or $0.13 per share.

On August 7, 2014 the Company issued 930,233 shares of $0.001 par value Common Stock for cash of $100,000 or $0.1075 per share.

On September 8, 2014 the Company issued 300,000 shares of $0.001 par value Common Stock for services valued at $27,000 or $0.09 per share.

On September 19, 2014 the Company issued 340,080 shares of $0.001 par value Common Stock for services valued at $27,206 or $0.08 per share.

Note 5 – Convertible Notes

On March 27, 2014, the Company issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the principal amount of $100,000, plus 500,000 Common Shares (paid) and $20,000 (unpaid) for an origination fee.  This Convertible Note accrues interest at the rate of 10% per annum and was convertible at the option of the Holder into shares of the Company’s Common Stock at $0.20 per share on or before September 27, 2014. On September 26, 2014, this note was extended to November 27, 2014.  Since the Note was issued at a premium  and ar the date of the extension it remained at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the then market value.

Sunshine Biopharma, Inc.
Notes To Unaudited Financial Statements
For The Nine Month Interim Period Ended September 30, 2014

Note 5 – Convertible Notes (Continued)

On May 7, 2014, the Company issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the principal amount of $500,000. At execution, the Company paid an origination fee of $50,000 and also received proceeds of $100,000 on this Note. Additional draw downs on this note can only be made in the discretion of the lender. The note is due May 6, 2016 and allows interest at the rate of 10% per annum, which began to accrue August 7, 2014. The note is convertible into shares of the Company's common stock beginning November 7, 2014 at the lower of $.20 per share or 60% of the lowest traded price in the 25 trading days prior to conversion.

On September 8, 2014 we issued a Convertible Promissory Note in the principal amount of $113,500 to one accredited investor. This Note is due June 8, 2015 and accrues interest at the rate of 8% per annum. The Note may be converted into shares of the Company's Common Stock beginning March 8, 2015 ar a conversion price equal to 65% of the lowest three (3) trading bid prices during the ten (10) trading days prior to the conversion date. If the Company fails to deliver the shares of Common Stock in a timely manner following conversion the Company is subject to extraordinary penalties.

Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the then market value.

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

Overview and History

Sunshine Biopharma, Inc. ("we", "us", "our", "Sunshine" or the "Company") was incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009, our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (“SBI”), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”).  As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management.  Following completion of this transaction we changed our name to “Sunshine Biopharma, Inc.”.  On December 21, 2011, Advanomics Corporation, a privately held Canadian company (“Advanomics”), and our licensor, exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2014 and 2013

For the nine months ended September 30, 2014 and 2013 we did not generate any revenues.

General and administrative expenses during the nine month period ended September 30, 2014 were $1,448,814, compared to general and administrative expense of $1,250,667 incurred during the nine month period ended September 30, 2013, an increase of $198,147. This increase is the net result of an increase in research and development costs of approximately $300,000, along with increases in legal expense of approximately $180,000, primarily as a result of our attempts to re-domicile into Canada, several registration statements we filed with the SEC and the cost of defending against litigation, public relations fees of $100,000 and accounting expense of approximately $30,000.  However, during these nine months our consulting fees decreased by approximately $240,000 and licensing fees decreased by approximately $190,000.  Most of our other expenses remained relatively constant during the nine month period ended September 30, 2014 compared to the similar period in 2013.

We also incurred $151,679 in interest expense during the nine months ended September 30, 2014, compared to $6,080 in interest expense during the similar period in 2013.  Finally, in 2013 we incurred $548,951 in costs associated with a beneficial conversion feature to our then outstanding convertible debentures.  No such costs were incurred in 2014.

As a result, we incurred a net loss of $1,600,493 (approximately $0.02 per share) for the nine month period ended September 30, 2014, compared to a net loss of $1,805,698 (approximately $0.03 per share) during the nine month period ended September 30, 2013.

Comparison of Results of Operations for the three months ended September 30, 2014 and 2013

For the three months ended September 30, 2014 and 2013 we did not generate any revenues.

General and administrative expenses during the three month period ended September 30, 2014 were $277,427, compared to general and administrative expense of $177,683 incurred during the three month period ended September 30, 2013, an increase of $99,744. This increase is primarily attributable to increased financial consulting costs of $120,500 during this period.  All other costs either decreased or remained constant except for licensing fees, which decreased by $20,000.  We also incurred $3,422 in interest expense during the three months ended September 30, 2014, compared to $375 in interest expense during the similar period in 2013.

As a result, we incurred a net loss of $280,849 (less than $0.01 per share) for the three month period ended September 30, 2014, compared to a net loss of $178,058 (less than $0.01 per share) during the three month period ended September 30, 2013.

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

Carbon-Difluoride Platform Technology

Many therapeutically important compounds contain diester bonds that link different parts of the molecule together.  Diester bonds are naturally unstable often leading to suboptimal performance when the molecule is administered to patients.  Diester bonds have specific nine-dimensional, as well as electrostatic properties that cannot be easily mimicked by other bonds.  Bonds that do not mimic the diester bond correctly invariably render the compound inactive.  In collaboration with Institut National des Sciences Appliquées de Rouen in France (“INSA”), Advanomics Corporation has developed a way to replace the diester bond with a Carbon-Difluoride bond which acts as a diester isostere.  An isostere is a different chemical structure that mimics the properties of the original.  In the body, Carbon-Difluoride compounds are resistant to metabolic degradation but recognized similarly to the diester compounds (see Figure 1).

While no assurances can be provided, we are planning to expand our product line through acquisitions and/or in-licensing as well as in-house research and development.

Figure 1

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

Figure 2

Table 1

Clinical Development Path

The early stage preclinical studies for our lead compound, Adva-27a, were successfully completed in late 2011 and the results have been published [ANTICANCER RESEARCH 32: 4423-4432 (2012)].  We are now continuing our clinical development program of Adva-27a by conducting the next sequence of steps comprised of the following:

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Development of New Business

On July 25, 2014, we formed Sunshine Biopharma Canada Inc., a Canadian wholly owned subsidiary for the purposes of conducting pharmaceutical business in Canada and elsewhere around the globe.  While no assurances can be provided, we anticipate that Sunshine Biopharma Canada will soon secure a Drug Establishment License (DEL) from Health Canada and proceed to signing manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals and biomedical products.  This new effort broadens our business scope and provides us with the opportunity to generate revenues in the near to mid-term.  We anticipate revenues to be generated through the export of generic pharmaceuticals overseas.  There are no assurances that we will be able to sign applicable contracts or generate profits from these anticipated new operating.  In addition to revenue generation, we anticipate that as a result of these activities, Sunshine Biopharma Canada will then be well positioned for the marketing and distribution of Adva-27a, our flagship oncology drug candidate currently being developed for the treatment of pancreatic cancer and multidrug resistant breast cancer, provided that Adva-27A is approved for such marketing and distribution, of which there can be no assurance.

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

Liquidity and Capital Resources

As of September 30, 2014, we had cash or cash equivalents of 173,857.

Net cash used in operating activities was $350,883 during the nine month period ended September 30, 2014, compared to $524,651 for the nine month period ended September 30, 2013. The decrease is primarily due to a beneficial conversion charge of $548,951 incurred during the nine months ended September 30, 2013 which we did not incur during the similar period in 2014.  However, stock issued for licenses and services, stock issued for payment of interest on notes payable, and stock issued for payment of expenses all increased significantly during the nine months ended September 30, 2014. We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $493,500 for the nine month periods ended September 30, 2014, compared to $463,000 during the nine months ended September 30, 2013.  Cash flows used by investing activities were $0 for the nine month periods ended September 30, 2014 and 2013.

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

In December 2012, we commenced a private offering of Convertible Notes. We issued nine Convertible Notes to nine accredited investors (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $513,000. These notes accrued interest at the rate of 6% per annum and were convertible at our option into shares of our Common Stock at $0.20 per share on or before September 30, 2013.  We elected to convert these notes with interest accrued thereon and issued an aggregate of 2,590,426 shares of Common Stock to these investors.  The Convertible Notes were considered to have a beneficial conversion feature and under ASC 470-20-25-10 the beneficial conversion feature was calculated to be $548,951 in total based on the issuance date and the share price on that date. This amount was booked to interest expense and Additional Paid in Capital for the period as all of the Convertible Notes were converted by September 30, 2013.

During the nine months ended September 30, 2014 we conducted a private placement of our Common Stock for the purposes of supporting our working capital whereby we sold 266,667 shares at a price of $0.20 per share and received proceeds of approximately $53,333 therefrom.

On March 27, 2014, we issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the principal amount of $100,000 plus 500,000 Common Shares (paid) and $20,000 (unpaid) for origination fee.  This Convertible Note accrues interest at the rate of 10% per annum and is convertible at the option of the Holder into shares of our Common Stock at $0.20 per share on or before September 27, 2014.  On September 26, 2014 this Note was extended until November 26, 2014. Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon conversion the issued stock may be valued at either the book value or the market value.

On May 7, 2014, we issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the principal amount of $500,000. At execution, we paid an origination fee of $50,000 and also received proceeds of $100,000 on this Note. Additional draw downs on this note can only be made in the discretion of the lender. The note is due May 6, 2016 and allows interest at the rate of 10% per annum, which began to accrue August 7, 2014. The note is convertible into shares of our Common Stock beginning November 7, 2014 at the lower of $.20 per share or 60% of the lowest traded price in the 25 trading days prior to conversion. Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon conversion, the stock may be valued at either the book value or the market value.

On September 8, 2014, we issued a convertible Promissory Note in the principal amount of $113,500 to one accredited investor. This Note is due June 8, 2015 and accrues interest at the rate of 8% per annum. The Note may be converted into shares of our Common Stock beginning March 8, 2015 ar a conversion price equal to 65% of the lowest three (3) trading bid prices during the ten (10) trading days prior to the conversion date. If we fail to deliver the shares of common stock in a timely manner following conversion we are subject to extraordinary penalties. Since the Note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon Conversion, the stock may be valued at either the book value or the market value.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our drug research and development capabilities and continue operations. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  During the nine months ended September 30, 2014, we did, on April 23, 2014, enter into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP (“Dutchess”), for the sale of up to $2.5 million of shares of our Common Stock over a three-year commitment period.  Under the terms of the Investment Agreement, we may, from time to time and in our sole discretion, issue shares of our Common Stock to Dutchess at a price equal to ninety percent (90%) of the lowest daily volume weighted average price during a Trading Day of our Common Stock during the five (5) consecutive Trading Days immediately preceding the Put Notice Date, up to $2.5 million.  In connection with the Investment Agreement, we also issued to Dutchess an engagement fee in the form of 400,000 “restricted” shares of our Common Stock.

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

As a material term of the Dutchess Agreement, we were required to register the 400,000 shares of our Common Stock already issued to Dutchess, as well as 13,000,000 additional shares of our Common Stock reserved for issuance upon our drawing down funds pursuant to the Investment Agreement.  We filed the registration statement with the SEC on May 22, 2014 and it became effective July 23, 2014.  On August 7, 2014, we elected to issue our initial put notice to Dutchess, wherein we requested that Dutchess purchase 930,233 shares of our Common Stock for $100,000.  We utilized the proceeds from the sale of these shares to repay debt.  We anticipate that the proceeds from the next put notice shall be utilized to commence IND studies on our Adva-27a drug.

Despite the Dutchess Agreement there can be no assurances that we will have sufficient capital to complete the implementation of our business plan, as we currently estimate we will need up to $5 million to do so.  We expect to raise the additional capital necessary to fully implement our business plan either by the sale of our securities, or through generating revenues as described in Plan of Operation above.  There are no assurances that either scenario will be successfully implemented.  As of the date of this report we have not reached any agreement with any party that has agreed to provide us with the additional capital we think may be necessary to fully implement our business plan, or whether we will generate sufficient revenues to allow us to do so. Our inability to obtain additional sufficient funds from external sources if and when needed may have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2014.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2014 we conducted a private placement of our Common Stock for the purposes of supporting our working capital whereby we sold 266,667 shares at a price of $0.20 per share and received proceeds of approximately $53,333 therefrom.  We relied upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended, to issue these shares.

On March 1, 2014, we issued aggregate of 1,000,000 shares in favor of Harllon Holdings LLC in exchange for public relations/market management services. Of these shares, 500,000 were authorized for issuance on April 1, 2014, with the balance of 500,000 shares authorized for issuance on November 1, 2014.

On March 27, 2014, we issued a Convertible Note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $100,000 plus 500,000 Common shares (paid) and $20,000 (unpaid) for origination fee.

On August 7, 2014, we elected to issue our initial put notice to Dutchess, wherein we requested that Dutchess purchase 930,233 shares of our Common Stock for $100,000.  We utilized the proceeds from the sale of these shares to repay debt.  We anticipate that the proceeds from the next put notice shall be utilized to commence IND studies on our Adva-27a drug. The shares issued had been registered in our applicable registration statement.

On September 17, 2014, we issued an aggregate of 340,080 shares of our Common Stock to two individuals in consideration for providing us with legal services relevant to outstanding litigation.

Except as indicated above, in each of the above instances we relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1933, as amended, to issue the relevant securities.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2014.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s. Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer