Form 10-K
period 2014-12-31
Sunshine Biopharma, Inc
filed 2015-03-11
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________________ to__________________.

Commission File Number 000-52898

SUNSHINE BIOPHARMA, INC.
 (Exact name of registrant as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 9, 2015 was $1,160,838.

As of March 9, 2015, the Registrant had 77,051,041 shares of Common Stock issued and outstanding.

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

Description of Current Business

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The preclinical studies for our lead compound, Adva-27a, a multi-purpose antitumor compound, were successfully completed in late 2011.  We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of Good Manufacturing Practice (“GMP”) manufacturing of a 2 kilogram quantity, Investigational New Drug (“IND”)-enabling studies, regulatory filing and Phase I clinical trials.  We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers.  The planned indication will be pancreatic cancer in parallel to multidrug resistant breast cancer as Adva-27a has shown a positive effect on both of these cancer types for which there is currently little or no treatment options available. See “Clinical Trials” below.

We have licensed our technology on an exclusive basis from Advanomics Corporation, and we are planning to initiate our own research and development program as soon as practicable once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials. See "Part I, Item 2, Management's Discussion and Analysis of Financial Condition -- Liquidity and Capital Resources," below.

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

Figure 1

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for pancreatic cancer and multidrug resistant breast cancer in mid to late 2016 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 2).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

●	Adva-27a is effective at killing different types of multidrug resistant cancer cells, including:

	o	Breast Cancer Cells (MCF-7/MDR)

	o	Small Cell Lung Cancer Cells (H69AR)

	o	Uterine Cancer (MES-SA/Dx5)

	o	Pancreatic Cancer (Panc-1)

●	Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.

●	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.

●	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.

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

Figure 2

Table 1

Clinical Development Path

The early stage preclinical studies for our lead compound, Adva-27a, were successfully completed in late 2011 and the results have been published [ANTICANCER RESEARCH 32: 4423-4432 (2012)].  We have been delayed in our implementation of our clinical development program due to lack of funding, but, while there are no assurances, we now believe we may have secured this funding. If we do receive this funding, we will continue our clinical development program of Adva-27a by conducting the next sequence of steps comprised of the following:

●	GMP Manufacturing of 2 kilogram for use in IND-Enabling Studies and Phase I Clinical Trials

●	IND-Enabling Studies

●	Regulatory Filing (Fast-Track Status Anticipated)

●	Phase I Clinical Trials (Multidrug Resistant Breast Cancer Indication)

GMP Manufacturing

On November 14, 2014, we entered into a Manufacturing Services Agreement with Lonza Ltd. and Lonza Sales Ltd. (hereinafter jointly referred to as “Lonza”), whereby we engaged Lonza to be the manufacturer of our Adva-27a anticancer drug (the “Lonza Agreement”).  Lonza is one of the world’s leading and most-trusted manufacturers of pharmaceutical ingredients.  Headquartered in Basel, Switzerland, Lonza has more than 40 major manufacturing facilities worldwide and is currently manufacturing 2 kilograms of our Adva-27a for clinical trials.  The Lonza Agreement was effective November 10, 2014, has a term of 5 years, and may be extended or terminated earlier as provided in the Lonza Agreement.  On November 30, 2014, we placed a Purchase Order for the manufacturing of 2 kilograms of our Adva-27a at an initial cost of $385,000 for the purchase of raw material and delivery of samples for process validation.  Lonza has deferred the $385,000 payment until the samples for process validation are delivered, which is expected to occur in the third calendar quarter of 2015.

Pursuant to the terms of the Lonza Agreement, Lonza will manufacture our drug in accordance with current Good Manufacturing Practices (“cGMP”) in compliance with the regulations applicable in the U.S., Canada, Europe and other countries around the world relating to the manufacturing of medicinal products for human use.  Lonza will build a master drug file for our Adva-27a drug and will have it ready for filing with regulatory authorities as may be required to secure ultimate drug approval.  Kilogram level cGMP manufacturing for clinical trials shall commence following completion and testing of the process validation samples.  Lonza is also responsible for procuring all required raw materials to prepare the batches, at our cost.  The Agreement provides for us to maintain one representative of our Company at their facility during the manufacturing process.  Quality assurance and control is the responsibility of both Lonza and us during the process.

We have the right to inspect, test and approve all batches to insure compliance with the manufacturing specifications, which is required to be completed within 30 days after release of a batch.  In the event of a dispute regarding compliance with the manufacturing specifications, the dispute will be resolved ultimately by independent analysis and testing.

The Lonza Agreement contains customary warranties and disclaimers, confidentiality provisions as well as mutual indemnifications common in agreements of this type.

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options available.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for these two indications.  All aspects of the planned clinical trials in Canada will employ U.S. Food and Drug Administration (“FDA”) standards at all levels.  As a result of the Dutchess Agreement and other financing opportunities described below, we now anticipate that Phase I clinical trials will commence in mid to late 2016 and we estimate that it will take 18 months to complete, at which time we expect to file for limited marketing approval with the regulatory authorities in Canada and the FDA in the U.S.  See “Marketing,” below.

Marketing

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the pancreatic cancer and multidrug resistant breast cancer indications we are planning to study, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following receipt of funding and a successful Phase I clinical trial.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy and/or “compassionate-use”, thereby generating some revenues in the near-term.

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

Intellectual Property

We are the exclusive licensee for the U.S. territory of Advanomics Corporation’s Adva-27a which is covered by international patent applications filed on April 27, 2007 (PCT/FR2007/000697).  These patent applications, which are now issued in Europe, Canada and the United States (US 8,236,935) and are still pending elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics Corporation.  On January 14, 2013, Advanomics Corporation filed a new patent application covering Adva-27a manufacturing processes as well as new Adva-27a derivatives and compositions.

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Development of New Business

On July 25, 2014, we formed Sunshine Biopharma Canada Inc., a Canadian wholly owned subsidiary for the purposes of conducting pharmaceutical business in Canada and elsewhere around the globe.  While no assurances can be provided and subject to the availability of adequate financing, of which there is no assurance, we anticipate that Sunshine Biopharma Canada will soon secure a Drug Establishment License (DEL) from Health Canada and proceed to signing manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals and biomedical products.  This new effort broadens our business scope and provides us with the opportunity to generate revenues in the near to mid-term.  We anticipate revenues to be generated through the export of generic pharmaceuticals overseas.  There are no assurances that we will be able to sign applicable contracts or generate profits from these anticipated new operations.  In addition to revenue generation, we anticipate that as a result of these activities, Sunshine Biopharma Canada will then be well positioned for the marketing and distribution of Adva-27a, our flagship oncology drug candidate currently being developed for the treatment of pancreatic cancer and multidrug resistant breast cancer, provided that Adva-27a is approved for such marketing and distribution, of which there can be no assurance.

While no assurances can be provided, we are also planning to expand our product line through acquisitions and/or in-licensing as well as in-house research and development.

 Government Regulations

Our existing and proposed business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.  We will be subject to significant regulations in the U.S. in order to obtain the approval of the FDA to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would give the go ahead with Phase I clinical (human) trials.  As a result of the Dutchess Agreement and other financing opportunities described below, we now anticipate that this process will commence in mid to late 2016 and we estimate that this procedure will take 18 months to complete.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval on a humanitarian basis if the drug treats terminally ill patients with limited treatment options available.  As of the date of this Report we have not made any filings with the FDA or other regulatory bodies in other jurisdictions.  We have however had extensive discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for pancreatic cancer and multidrug resistant breast cancer they believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancer types which we will be treating.  There are no assurances this will occur.

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

Trademarks-Tradenames

We are the exclusive licensee for the U.S. territory of Advanomics’ Adva-27a which is covered by international patent applications filed on April 27, 2007 (PCT/FR2007/000697).  These patent applications, which are now issued in Europe, Canada and the United States (US 8,236,935) and which are still pending elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Since June 2012 our principal place of business has been located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of our licensor, Advanomics Corporation, who is providing this space to us on a rent free basis as of the date of this Report.  If and when we are able to secure financing we expect that we will lease our own office and laboratory space.  Our current space consists of approximately 1,000 square feet of shared executive office space.  We anticipate that this will be sufficient for our needs until financing is in place, of which there is no assurance.

ITEM 3.    LEGAL PROCEEDINGS

In February 2015 we filed an action in the Circuit Court of the 11th Judicial Circuit for Miami-Date County, Florida against Justin Keener, d/b/a JMJ Financial, arising out of a convertible note that we issued to the defendant.  The complaint alleges among other things, claims of usury, fraudulent inducement, breach of contract, and injunctive and declaratory relief.  As of the date of this report we are awaiting receipt of an answer to our complaint, which is due on or before March 9, 2015.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor have there been any claims threatened.

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

Quarter Ended	High	Low

March 31, 2013	$0.44	$0.24
June 30, 2013	$0.28	$0.19
September 31, 2013	$0.23	$0.16
December 31, 2013	$0.21	$0.13

March 31, 2014	$0.20	$0.125
June 30, 2014	$0.22	$0.125
September 31, 2014	$0.13	$0.055
December 31, 2014	$0.08	$0.161

As of March 9, 2015, the closing bid price of our Common Stock was $0.02.

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

Holders

We had 121 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (“SBI”), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock (the “Agreement”).  As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management.  See PART III, Item 10, below.  As a result of this transaction we have changed our name to “Sunshine Biopharma, Inc.”  On December 21, 2011, Advanomics Corporation, a privately held Canadian company (“Advanomics”), and our licensor, exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2014 and 2013

Total expenses, including general and administrative expenses and research and development expenses for our fiscal year ended December 31, 2014 were $1,755,114, compared to $1,936,077 during our fiscal year ended December 31, 2013, a decrease of $180,963.  During our fiscal year ended December 31, 2014, our principal expenses included $700,500 in financial consulting fees, compared to $1,186,610 during 2013, a decrease of $486,110.  Other principal expenses included $263,333 in licensing fees compared to $475,000 incurred during 2013, $327,000 in research and development costs in 2014 compared to $137,400 in 2013 and increased professional fees, including an increase in accounting fees of approximately $17,000 in 2014 compared to 2013 and increased legal fees of approximately $180,000 in 2014 compared to 2013 as a result of increased litigation expenses.  We also incurred $105,000 in public relation fees during 2014, compared to no related expenses during 2013.

In 2013 we incurred a loss of $548,951 which arose from the conversion of outstanding convertible notes.  No loss was incurred in this category during 2014.  On March 30, 2013 we issued 2,590,426 shares of our Common Stock upon the conversion of Convertible Notes payable on or before March 31, 2013 (“Convertible Notes”) valued at $621,703 representing principal of $513,000 and interest of $5,086. These Convertible Notes contained a beneficial conversion feature convertible at our option and were convertible at a fixed conversion price of $0.20. The market price on the issuance of these Convertible Notes varied from a low of $0.21 per share and a high of $0.46 per share with an average of $0.36 per share. Consequently, the Convertible Notes were considered to have a beneficial conversion feature and under ASC 470-20-25-10 the beneficial conversion feature was calculated to be $548,951 in total based on the issuance date and the share price on that date. This amount was booked to interest expense and Additional Paid in Capital.

As a result, we incurred a net loss of $1,934,210 (approximately $0.03 per share) for the fiscal year ended December 31, 2014, compared to a net loss of $2,491,483 during our fiscal year ended December 31, 2013 (approximately $0.04 per share).

Because we have not generated any revenues, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27, a multi-purpose anti-tumor compound, is expected to enter Phase I clinical trials in 2016.  We have licensed our technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company (“Advanomics”), and we are planning to initiate our own research and development program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.  More details about our Plan of Operations are provided above under "PART I, Item 1, Business," above.

Liquidity and Capital Resources

As of December 31, 2014, we had cash or cash equivalents of $143,423.

Net cash used in operating activities was $538,595 during our fiscal year ended December 31, 2014, compared to $564,398 during our fiscal year ended December 31, 2013.  We anticipate that overhead costs in current operations will increase in the future once we enter Phase I clinical trials as discussed in "PART I, Item 1, Business," above.

Cash flows provided or used in investing activities were $0 for the period from August 17, 2009 (inception) through December 31, 2013, as well as during our fiscal year ended December 31, 2014.  Net cash flows provided or used by financing activities was $650,778 during our fiscal year ended December 31, 2014, compared to $463,000 during our fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2014, we issued 1,900,000 shares of our Common Stock upon the conversion of $29,820 in debt.  The fair market value of the 1,900,000 shares was $68,000.  The difference of $38,180 went to loss on conversion of note payable on our Statement of Operations for December 31, 2014. We also sold 1,196,900 shares of our Common Stock for cash of $153,334 and issued 9,655,080 shares of our Common Stock in exchange for services valued at $1,258,006.  During 2014 we issued 500,000 shares of our Common Stock in exchange for prepaid interest valued at $75,000.

During the fiscal year ended December 31, 2013, we issued 2,590,426 shares of our Common Stock for the conversion of $513,000 in debt and interest of $5,086. We sold 1,000,000 shares of common stock for cash of $195,000 and issued 5,292,543 shares of our Common Stock in exchange for services valued at $1,151,310.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to further develop our drug research and development capabilities and continue operations. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  During our fiscal year ended December 31, 2014, we did, on April 23, 2014, enter into an Investment Agreement (the “Investment Agreement”) with Dutchess Opportunity Fund, II, LP (“Dutchess”), for the sale of up to $2.5 million of shares of our Common Stock over a three-year commitment period.  Under the terms of the Investment Agreement we may, from time to time and in our sole discretion, issue shares of our Common Stock to Dutchess at a price equal to ninety percent (90%) of the lowest daily volume weighted average price during a Trading Day of our Common Stock during the five (5) consecutive Trading Days immediately preceding the Put Notice Date, up to $2.5 million.  In connection with the Investment Agreement, we also issued to Dutchess an engagement fee in the form of 400,000 “restricted” shares of our Common Stock.

The amount of each tranche under the Investment Agreement is limited to maximum $100,000 and we may only issue a Put Notice (as defined under the Investment Agreement) ten (10) Trading Days after each prior Put Notice Date and if the trading price of our Common Stock is $0.10 or greater.  We are not obligated to utilize any of the $2.5 million available under the Investment Agreement and there are no minimum commitments or minimum use penalties.

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

Subsequent Events

On February 20, 2015, we entered into an agreement with Belair Capital Markets Inc. (“Belair”) and Villette Capital Inc. ("Villette") pursuant to which Belair and Villette have agreed to provide us with advice on corporate structure and operations as well as aid us in our efforts to raise $5 million in debt and/or equity financing to fund our Adva-27a drug development program and for working capital.

In January and February 2015, the holder of the $94,624 convertible note elected to convert a total of $30,090 into 3,500,000 shares of $0.001 par value common stock leaving a note balance of $64,534.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2014.

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

Recently Adopted Accounting Standards – In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition.

In June 2014 FASB issued Accounting Standards Update (ASU), ASU 2014-10 regarding development stage entities.  The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

We have chosen to adopt the ASU early for our financial statements as of September 30, 2014. The adoption of this pronouncement impacted us by eliminating the requirement to report inception to date financial information previously required.

There were various other accounting standards and interpretations issued during 2014 and 2013, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

Page No.

Independent Accountant’s Audit Report	F-1

Consolidated Balance Sheet	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flow	F-4

Statement of Shareholders’ Equity	F-5-F-6

Notes to the Consolidated Financial Statements	F-7-F-13

Independent Auditor Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine Biopharma, Inc.:

We have audited the accompanying consolidated balance sheet of Sunshine Biopharma, Inc. (“the Company”) as of December 31, 2014 and 2013 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Sunshine Biopharma, Inc., as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC
Lakewood, CO
March 9, 2015

Sunshine Biopharma, Inc.
Balance Sheet

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets:

Cash and cash equivalents	$143,423	$31,240

Total Current Assets	143,423	31,240

TOTAL ASSETS	$143,423	$31,240

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	480,124	12,500
Accounts payable	34,766	23,809
Interest payable	16,113	2,641

Total Curent Liabilities

TOTAL LIABILITIES	531,003	38,950

SHAREHOLDERS' EQUITY

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 73,551,041and 60,299,061 at
December 31, 2014 and December 31, 2013 respectively	73,551	60,299

Capital paid in excess of par value	6,967,228	5,426,140

Accumulated other comprehesive (Loss)	-	-

Accumulated (Deficit)	(7,428,359)	(5,494,149)

TOTAL SHAREHOLDERS' EQUITY	(387,580)	(7,710)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$143,423	$31,240

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Statement Of Operations

	December 31,	December 31,
	2014	2013

Revenue:	$-	$-

General & Administrative Expenses

Research and Development	327,000	137,400
Accounting	40,440	23,640
Consulting	700,500	1,186,610
Director fees	15,000	-
Legal	268,335	88,381
Licenses	263,333	475,000
Office	25,738	18,963
Merger Cost	-	-
Public Relations	105,000	-
Stock Transfer Fee	9,768	6,083
Writedown of intangible assets	-	-

Total G & A	1,755,114	1,936,077

(Loss) from operations	(1,755,114)	(1,936,077)

Other (expense):
Interest expense	(179,096)	(6,455)
Beneficial conversion feature	-	(548,951)

Total Other (Expense)	(179,096)	(555,406)

Net (loss)	$(1,934,210)	$(2,491,483)

Basic (Loss) per common share	$(0.03)	$(0.04)

Weighted Average Common Shares Outstanding	66,131,657	55,395,819

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Statement Of Cash Flows

	December 31,	December 31,
	2014	2013
Cash Flows From Operating Activities:

Net (Loss)	$(1,934,210)	$(2,491,483)

Adjustments to reconcile net loss to net cash used in operating activities:

Stock issued for licenses, services, and other assets	1,258,006	1,246,310
Stock issued for payment interest on notes payable	113,180	100,000
Stock issued for payment of expenses	-	5,086
Beneficial conversion feature on note conversion	-	548,951
Decrease in prepaid expenses	-	2,155
Increase in Accounts Payable	10,957	23,214
Increase in interest payable	13,472	1,369

Net Cash Flows (used) in operations	(538,595)	(564,398)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Proceed from note payable	395,000	463,000
Note payable used to pay expenses	63,333
Note payable used to pay origionation fees & interest	39,111
Sale of common stock	153,334	-

Net Cash Flows provided by financing activities	650,778	463,000

Net Increase (Decrease) In Cash and cash equivalents	112,183	(101,398)
Cash and cash equivalents at beginning of period	31,240	132,638

Supplementary Disclosure Of Cash Flow Information:	$143,423	$31,240

Stock issued for services, licenses and other assets	$1,258,006	$1,237,310
Stock issued for note conversions	$68,000	$513,000
Stock issued for interest	$75,000	$-
Stock issued for payment of expenses	$-	$100,000
Loan proceeds used to pay expenses	$50,000	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Statement of Shareholders' Equity

	Number Of		Capital Paid	Number Of		Stock		During the
	Common	Common	in Excess	Preferred	Preferred	Subscription	Comprehensive	development
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Receivable	Income	stage	Total
Balance at December 31, 2012	51,416,092	$51,416	$3,021,676	-	$-	$-	$-	$(3,002,666)	$70,426

March 30, 2013 issued 2,590,428 shares of par value $0.001 common stock for conversion of debt in the amount of $513,000 and interest of $5,086 or $0.24 per share	2,590,426	2,590	515,496						518,086

Common stock issued for cash	1,000,000	1,000	194,000						195,000

Common stock issued for services	5,292,543	5,293	1,146,017						1,151,310

Beneficial conversion feature			548,951						548,951

Net (Loss)	-	-	-					(2,491,483)	(2,491,483)

Balance at December 31, 2013	60,299,061	$60,299	$5,426,140	-	$-	$-	$-	$(5,494,149)	$(7,710)

Common stock issued for cash	1,196,900	1,197	152,137						153,334

Common stock issued for services	9,655,080	9,655	1,248,351						1,258,006

Common stock issued for the reduction of note payable	1,900,000	1,900	66,100						68,000

Common stock issued for prepaid interest	500,000	500	74,500						75,000

Net (Loss)	-	-	-					(1,934,210)	(1,934,210)
Balance at December 31, 2014	73,551,041	$73,551	$6,967,228	-	$-	$-	$-	$(7,428,359)	$(387,580)

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.
Statement of Shareholders' Equity

	Number Of		Capital Paid	Number Of		Stock		During the
	Common	Common	in Excess	Preferred	Preferred	Subscription	Comprehensive	development
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Receivable	Income	stage	Total
Balance at December 31, 2012	51,416,092	$51,416	$3,021,676	-	$-	$-	$-	$(3,002,666)	$70,426

January 11, 2013 issued 350,000 sharesof par value $0.001 common stock for services valued at $ 136,500 or $0.39 per share	350,000	350	136,150						136,500

March 28, 2013 issued 918,500 shares of par value $0.001 common stock for services valued at $ 220,440 or $0.24 per share	918,500	919	219,522		-	-			220,440

March 30, 2013 issued 259,043 shares of par value $0.001 common stock for services valued at $ 219,370 or $0.24 per share	914,043	914	218,456						219,370

March 30, 2013 issued 2,590,428 shares of par value $0.001 common stock for conversion of debt in the amount of $513,000 and interest of $5,086 or $0.24 per share	2,590,426	2,590	515,496						518,086

Beneficial conversion feature			548,951						548,951

May 14, 2013 issued 250,000 shares of par value $0.001 common stock for services valued at $ 60,000 or $0.24 per share	250,000	250	59,750						60,000

August 1, 2013 issued 150,000 shares of par value $0.001 common stock for services valued at $ 30,000 or $0.20 per share	150,000	150	29,850						30,000

August 23, 2013 issued 250,000 shares of par value $0.001 common stock for services valued at $ 50,000 or $0.20 per share	250,000	250	49,750						50,000

October 4, 2013 issued 60,0000 shares of par value $0.001 common stock for services valued at $ 15,000 or $0.25 per share	60,000	60	14,940						15,000

November 4, 2013 issued 500,000 shares of par value $0.001 common stock for cash of $95,000 or $0.19 per share	500,000	500	94,500						95,000

November 20, 2013 issued 425,000 shares of par value $0.001 common stock for cash of $85,000 or $0.20 per share	425,000	425	84,575						85,000

November 20, 2013 issued 600,000 shares of par value $0.001 common stock for services valued at $ 114,000 or $0.19 per share	600,000	600	113,400						114,000

December 2, 2013 issued 75,000 shares of par value $0.001 common stock for cash of $15,000 or $0.20 per share	75,000	75	14,925						15,000

December 27, 2013 issued 1,800,000 shares of par value $0.001 common stock for services valued at $ 306,000 or $0.17 per share	1,800,000	1,800	304,200						306,000

Net (Loss)	-	-	-					(2,491,483)	(2,491,483)

Balance at December 31, 2013	60,299,061	$60,299	$5,426,140	-	$-	$-	$-	$(5,494,149)	$(7,710)

January 6, 2014 issued 200,000 shares of par value $0.001 common stock for cash of $40,000 or $0.20 per share	200,000	200	39,800						40,000

January 30, 2014 issued 600,000 shares of par value $0.001 common stock for services valued at $ 96,000 or $0.16 per share	600,000	600	95,400						96,000

February 14, 2014 issued 66,667 shares of par value $0.001 common stock for cash of $13,333 or $0.20 per share	66,667	67	13,267						13,334

March 2, 2014 issued 10,000 shares of par value $0.001 common stock for services valued at $ 1,400 or $0.14 per share	10,000	10	1,390						1,400

March 14, 2014 issued 1,000,000 shares of par value $0.001 common stock for services valued at $ 170,000 or $0.17 per share	1,000,000	1,000	169,000						170,000

March 27, 2014 issued 500,000 shares of par value $0.001 common stock for prepaid interest valued at $ 75,000 or $0.15 per share	500,000	500	74,500						75,000

April 14, 2014 issued 500,000 shares of par value $0.001 common stock for services valued at $ 100,000 or $0.20 per share	500,000	500	99,500						100,000

April 17, 2014 issued 1,700 000 shares of par value $0.001 common stock for services valued at $323,000 or $0.19 per share	1,700,000	1,700	321,300						323,000

April 25, 2014 issued 400,000 shares of par value $0.001 common stock for services valued at $ 60,000 or $0.15 per share	400,000	400	59,600						60,000

May 15, 2014 issued 500,0000 shares of par value $0.001 common stock for services valued at $ 80,000 or $0.16 per share	500,000	500	79,500						80,000

June 12, 2014 issued 190,000 shares of par value $0.001 common stock for services valued at $ 30,400 or $0.16 per share	190,000	190	30,210						30,400

July 7, 2014 issued 975,000 shares of par value $0.001 common stock for services valued at $136,500 or $0.14 per share	975,000	975	135,525						136,500

July 24, 2014 issued 400,000 shares of par value $0.001 common stock for services valued at $52,000 or $0.13 per share	400,000	400	51,600						52,000

August 7, 2014 issued 930,233 shares of par value $0.001 common stock for cash of $100,000 or $0.1075 per share	930,233	930	99,070						100,000

September 8, 2014 issued 300,000 shares of par value $0.001 common stock for services valued at $27,000 or $0.09 per share	300,000	300	26,700						27,000

September 19, 2014 issued 340,080 shares of par value $0.001 common stock for services valued at $27,206 or $0.08 per share	340,080	340	26,866						27,206

November 1, 2014 issued 500,000 shares of par value $0.001 common stock for services valued at $35,000 or $0.07 per share	500,000	500	34,500						35,000

November 10, 2014 issued 250,000 shares of par value $0.001 common stock for services valued at $20,000 or $0.08 per share	250,000	250	19,750						20,000

November 11, 2014 issued 300,000 shares of par value $0.001 common stock for the reduction of a note payable of $9,000, valued at $18,000 or $.06 per share	300,000	300	17,700						18,000

November 24 2014 issued 600,000 shares of par value $0.001 common stock for the reduction of a note payable of $11,160, valued at $30,000 or $.05 per share	600,000	600	29,400						30,000

November 27, 2014 issued 640,000 shares of par value $0.001 common stock for services valued at $32,000 or $0.05 per share	640,000	640	31,360						32,000

December 4, 2014 issued 1,350,000 shares of par value $0.001 common stock for services valued at $67,500 or $0.05 per share	1,350,000	1,350	66,150						67,500

December 18, 2014 issued 1,000,000 shares of par value $0.001 common stock for the reduction of a note payable of $9,660, valued at $20,000 or $.02 per share	1,000,000	1,000	19,000						20,000

Beneficial conversion feature			-						-

Net (Loss)	-	-	-					(1,934,210)	(1,934,210)
Balance at December 31, 2014	73,551,041	$73,551	$6,967,228	-	$-	$-	$-	$(7,428,359)	$(387,580)

See Accompanying Notes To These Audited Financial Statements.

Sunshine Biopharma, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report
At December 31, 2014 and 2013

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Note 1. Organization and Basis of Presentation

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

NOTE 2. Summary of Significant Accounting Policies

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

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $143,423 and $31,240 as of December 31, 2014 and December 31, 2013, respectively.  At times such cash balances may be in excess of the FDIC limit of $250,000.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2. Summary of Significant Accounting Policies (Continued)

INCOME TAXES

In accordance with ASC 740 - Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  To date, the Company has not incurred any interest or tax penalties.

For federal tax purposes, the Company’s 2011 through 2013 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, notes receivables, deposits, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions.  As of December 31, 2014 and 2013 there were no trade receivables.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2. Summary of Significant Accounting Policies (Continued)

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company applies the provisions of Financial Accounting Standards Board (FASB) accounting guidance, FASB Topic ASC 825, Financial Instruments.  ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2014 and 2013, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

The Company defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Level 1 — Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 — Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2. Summary of Significant Accounting Policies (Continued)

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis.  Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods.  Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

NOTES PAYABLE

Borrowings are recognized initially at fair value, net of transaction costs incurred. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the income statement over the period of the borrowings using the effective interest method.

ACCOUNTING FOR DERIVATIVES LIABILITIES

The Company evaluates stock options, stock warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC Topic 815-40, Derivative Instruments and
Hedging: Contracts in Entity’s Own Equity.  The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense.

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2014 and 2013.

EQUITY INSTRUMENTS ISSUED TO NON-EMPLOYEES FOR AQUIRING GOODS OR SERVICES
Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete.  When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2. Summary of Significant Accounting Policies (Continued)

NONCASH EQUITY TRANSACTIONS
Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated market value of the equity instrument, or at the estimated value of the goods or services received whichever is more readily determinable.

RELATED PARTIES

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.  A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of professional service fees, rent and utility expenses, meals, travel and entertainment expenses, and other general and administrative overhead costs.  Expenses are recognized when incurred.

BASIC AND DILUTED NET (LOSS) PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the year ended December 31, 2014 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

 Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2. Summary of Significant Accounting Policies (Continued)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE (Continued)

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2014 and 2013.

REVENUE RECOGNITION

The Company is focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The Company does not expect to generate revenues until clinical trials of its proposed products are completed.  Once completed, revenues would be recognized as its technology is licensed or sold or its products become marketable.

IMPACT OF NEW ACCOUNTING STANDARDS

In June 2014 FASB issued Accounting Standards Update (ASU), ASU 2014-10 regarding development stage entities.  The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders' equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU early for the Company’s financial statements as of September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the existing accounting standards for revenue recognition.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2. Summary of Significant Accounting Policies (Continued)

IMPACT OF NEW ACCOUNTING STANDARDS (Continued)

ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017.

Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern.  If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.  The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $7,457,134 and $5,494,149 at December 31, 2014 and 2013, respectively, had a net loss of approximately, $1,962,985 for the year ended December 31, 2014 and a net loss of $2,491,483 for the fiscal year ended December 31, 2013, and negative Shareholders’ Equity (Working Capital) of approximately $416,355  and $7,710 at December 31, 2014 and 2013, respectively.

These matters, among others, raise substantial doubt about our ability to continue as a going concern.  While the Company’s cash position may not be significant enough to support the Company’s daily operations, Management intends to raise additional funds by way of a public offering and/or debt financing to fund operations.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 2. Summary of Significant Accounting Policies (Continued)

OFFICER COMPENSATION

Through the period ended December 31, 2014 the officers and directors of the Company have not received any cash, stock, or other forms of compensation except for Director receiving $15,000 in cash compensation.

LEGAL FEES

During the years ended December 31, 2014 and 2013 legal fees were incurred largely as a result of services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission.

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through February 10, 2015, which is the date the Financial Statements were available to be issued.

Note 3 – Going Concern

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

Note 4 – Capital Stock

The Company’s authorized capital is comprised of 200,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the directors of the Company have or may assign from time to time.  Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series A Preferred Stock (“Series A”).  The Series A is convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the common stock.  Through December 31, 2014 and December 31, 2013, the Company has issued and outstanding a total of 73,551,041 and 60,299,061 shares of Common Stock and 0 and 0 shares of Series A Preferred Stock, respectively.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Note 4 – Capital Stock( Continued)

During the fiscal year ended December 31, 2014, the Company issued 2,590,426 shares of common stock for the conversion of $513,000 in debt and interest of $5,086. The Company sold 1,000,000 shares of common stock for cash of $195,000 and issued 5,292,543 shares of common stock in exchange for services valued at $1,151,310.

During the fiscal year ended December 31, 2013, the Company issued 1,900,000 shares of common stock for the conversion of $28,820 in debt. The Company sold 1,196,900 shares of common stock for cash of $195,000. The Company issued 9,655,080 shares of common stock in exchange for services valued at $1,258,060 and issued 500,000 shares of common stock in exchange for prepaid interest valued at $75,000.

The Company has declared no dividends through December 31, 2014.

Note 5 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For the Years
	Ended December 31,
	2014	2013

Net (loss) attributable to common stockholders	$(1,934,210)	$(2,491,483)
Basic weighted average outstanding shares of common stock	66,131,657	55,395,819
Dilutive effects of common share equivalents	-0-	-0-
Dilutive weighted average outstanding shares of common stock	66,131,657	55,395,819
Net loss per share of common stock
Basic and Diluted	$(0.03)	$(0.04)

Note 6 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.  The Company accounts for income taxes pursuant to ASC 740.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
NOTE 6.  INCOME TAXES (continued)

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company follows FASB Statement Accounting Standards Codification No. 740, “Accounting for Income Taxes”, which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

	December 31,	December 31,
	2014	2013

Deferred tax assets:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax asset	$-0-	$-0-
Deferred tax liabilities:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax liabilities	$-0-	$-0-
Total deferred tax assets	-0-	-0-
Net deferred tax liability	$-0-	$-0-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31,		December 31,
	2014		2013
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Deferred tax assets:	6,898,490	2,664,887	5,013,866	1,936,856
Net operating (loss)	(6,898,490)	(2,664,887)	(5,013,866)	(1,936,856)
Valuation allowance	-0-	-0-	-0-	-0-
Total deferred tax asset	-0-	-0-	-0-	-0-
Deferred tax liabilities:	-0-	-0-	-0-	-0-
Total deferred liability	-0-	-0-	-0-	-0-
Net deferred tax asset	-0-	-0-	-0-	-0-
	$-0-	$-0-	$-0-	$-0-

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

NOTE 6.  INCOME TAXES (continued)

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2014 and December 31, 2013, the Company had approximately $6,898,490 and $5,013,866, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029.  A deferred tax asset at each date of approximately $2,664,887 and $1,936,856 resulting from the loss carryforwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended December 31, 2014 and December 31, 2013 was approximately $728,030 and $750,400.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2011, 2012, and 2013, although, the statute of limitations for the 2011 tax year will expire effective March 15, 2014. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

	December 31,
	2014	2013
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate,
net of federal benefit	4.63%	4.63%
Net rate	38.63%	38.63%

Net operating loss used	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
Note 7 – Notes Payable

Notes payable consist of the following:	2014	2013

Note Payable - Face Value $12,500 with interest of 12% due December 31, 2015.	$12,500	$12,500

Note Payable - Face Value $128,000 interest of 10% due May 27, 2015. Issued on November 27, 2014 at a premium and Convertible from issuance into $0.001 par value common stock at a price of $0.20 per share. Any gain or loss will be recognized at conversion.	128,000	-0-

Note Payable – Original face Value $100,000 with origination fees of $11,111 built into loan balance, due November 7, 2014. Convertible after 180 days from issuance into $0.001 par value common stock at a price of 35% below market value. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. At November 7, 2014 the note was increased by the origination fees of $11,111 and accrued interest of $3,024 and other fees of $10,309 and became a convertible note with a principal balance of $124,444. After November 7, 2014 no additional interest will be accrued. After November 7, 2014, $29,820 of principal was converted into 1,900,000 shares of common stock leaving a principal balance of $94,624. The fair market value at the conversion was $68,000. The difference between the fair market value and the $29,820 in principal reduction of $38,180 was booked as loss from conversion of notes payable for the period ended December 31, 2014.
	94,624	-0-

Note Payable - Face Value 113,500 with interest of 8% due June 8, 2015. Convertible after 180 days from issuance into $0.001 par value common stock at a price of 35% below market value. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.	113,500	-0-

Note Payable - Face Value $53,500 with interest of 8% due August 17, 2015. Convertible after 180 days from issuance into $0.001 par value common stock at a price of 35% below market value. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.	53,500	-0-

Note Payable - Face Value $78,000 with interest of 8% due November 14, 2015. Convertible after 180 days from issuance into $0.001 par value common stock at a price 35% below market value. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

	78,000	-0-
	480,124	12,500
Less: current portion	(480,124)	(12,500)
Long-term debt	$-0-	$-0-

Interest expense for the years ended December 31, 2014 and 2013 was $101,805 and $6,455 respectively. The balance of interest payable at December 31, 2014 and 2013 was $16,113 and $2,641 respectively. Loss on conversion of notes payable for the years ended December 31, 2014 and 2013 was $38,180 and $-0- respectively.

All of our debt is reflected as a current liability due to either having a maturity date within one year.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

Note 8 – Related Transactions

The Company has licensed its technology on an exclusive basis from Advanomics Corporation, a privately held Canadian company.  Dr. Steve N. Slilaty, the Company’s Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.

Note 9 – Subsequent Events

On January 14, 2015, the holder of the $94,624 note elected to convert $14,490 into 1,500,000 shares of $0.001 par value common stock leaving a note balance of $80,134.

On February 5, 2015, the holder of the $94,624 note elected to convert $15,600 into 2,000,000 shares of $0.001 par value common stock leaving a note balance of $64,534.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2014, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 5-6, 2015, management believes that, as of December 31, 2014, our internal control over financial reporting was effective.

ITEM 9B.                            OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	62	President, Chief Executive Officer, and Chairman

Dr. Abderrazzak Merzouki	51	Chief Operating Officer and Director

Camille Sebaaly	54	Chief Financial Officer, Secretary and Director

Our directors serve as directors until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

Following is biographical information of our current management:

Dr. Steve N. Slilaty was appointed as our CEO, President and Chairman of our Board of Directors on October 15, 2009.  In addition, since February 2002, Dr. Slilaty has been President and Chief Scientific Officer of Advanomics Corporation, a privately held Canadian company engaged in the research, development and commercialization of drugs for the treatment of various forms of cancer.  Advanomics Corporation is the third in a line of biotechnology companies that Dr. Slilaty founded and managed through their early and mid-stages of development.  The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and grew to over $60 million in annual sales.  Today, Qbiogene is a member of a family of companies owned by MP Biomedicals, one of the largest international suppliers of biotechnology reagents with a catalogue containing over 55,000 products.  The second company which Dr. Slilaty founded, Genomics One Corporation, now known as Alert B&C Corporation, conducted an initial public offering (IPO) of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the key participants in the Human Genome Project.  Formerly a research team leader of the Biotechnology Research Institute, a division of the National Research Council of Canada, Dr. Slilaty also served as a consultant in a management and advisory capacity for a major Canadian biotechnology company between 1995 and 1997 during which time the company completed one of the largest biotechnology IPO‘s in Canada raising over $34 million.  Dr. Slilaty's distinguished scientific career accomplishments include the discovery of a new class of enzymes, the S24 Family of Proteases (IUBMB Enzyme Nomenclature: EC 3.4.21.88), development of the first site-directed mutagenesis system applicable directly to double-stranded DNA, cloning the gene for the first yeast-lytic enzyme (lytic β-1,3-glucanase), developing a new molecular strategy for increasing the rate of enzyme reactions, inventing a powerful new cloning system for accelerating gene discovery (TrueBlue® Technology) and developing a new transcriptomics technology for generating entire RNA profiles. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks.  Dr. Slilaty received his Ph.D. degree in Molecular Biology from the University of Arizona in 1983 and Bachelor of Science degree in Genetics and Biochemistry from Cornell University in 1976.  In addition, Dr. Slilaty holds a position as Adjunct Professor at Université du Québec in the Department of Microbiology and Biotechnology.  He devotes approximately 50% of his time to our business affairs.

Dr. Abderrazzak Merzouki was appointed as a Director and our Chief Operating Officer in February 2015.  In addition to his new positions with our Company, since January 2015 he has been self-employed as a consultant in the fields of biotechnology and pharmacology.  From July 2007 through December 2014, Dr. Merzouki worked at the Institute of Biomedical Engineering in the Department of Chemical Engineering at Ecole Polytechnique de Montreal, where he taught and acted as a senior scientist involved in the research and development of plasmid and siRNA-based therapies.  Dr. Merzouki is a molecular biologist and an immunologist with extensive experience in the area of gene therapy where he performed several preclinical studies for pharmaceutical companies involving the use of adenoviral vectors for cancer therapy and plasmid vectors for the treatment of peripheral arterial occlusions.  Dr. Merzouki also has extensive expertise in the design of expression vectors, and production and purification of recombinant proteins.  He developed technologies for production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis and multiple sclerosis.  Dr. Merzouki obtained his Ph.D. in Virology and Immunology from Institut Armand-Frappier in Quebec and received his post-doctoral training at the University of British Columbia and the BC Center for Excellence in HIV/AIDS research.  Dr. Merzouki has over 30 publications and 70 communications in various, highly respected scientific journals in the field of cellular and molecular biology.  He will devote approximately 50% of his time to our business affairs.

Camille Sebaaly was appointed as our Chief Financial Officer, Secretary and a Director of our Company on October 15, 2009.  Since 2001, Mr. Sebaaly has been self-employed as a business consultant, primarily in the biotechnology and biopharmaceutical sectors.  He held a number of senior executive positions in various areas including, financial management, business development, project management and finance. As an executive and an entrepreneur, he combines expertise in strategic planning and finance with strong skills in business development and deal structure and negotiations.  In addition, Mr. Sebaaly worked in operations, general management, investor relations, marketing and business development with emphasis on international business and marketing of advanced technologies including hydrogen generation and energy saving.  In the area of marketing, Mr. Sebaaly has evaluated market demands and opportunities, created strategic marketing and business development plans, designed marketing communications and launched market penetration programs.  Mr. Sebaaly was a cofounder of Advanomics Corporation with Dr. Slilaty.  Mr. Sebaaly graduated from State University of New York at Buffalo with an Electrical and Computer Engineering Degree in 1987.  He devotes approximately 50% of his time to our business affairs.

In February 2015 Michele Di Turi resigned his positions as our Chief Operating Officer and a director to pursue other opportunities.

There are no family relationships between any of our former or current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. All required reports have been filed, but were filed late.

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

ITEM 11.    EXECUTIVE COMPENSATION

During our fiscal year ended December 31, 2014 we paid Michele Di Turi $15,000 for his services as our Chief Operating Officer and a director.   Mr. Di Turi resigned his positions with us in February 2015.  We have not and do not expect to pay any other compensation to our current executive officers or directors until such time as we are able to secure adequate funding for our operations.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent Of Class

Common	Dr. Steve N. Slilaty(1) 579 rue Lajeunesse Laval, Quebec Canada H7X 3K4	30,702,067	(2)	39.85%

Common	Dr. Abderrazzak Merzouki(1) 731 Place de l'Eeau Vive, Laval, Quebec, Canada H7Y 2E1	1,467,000		1.90%

Common	Camille Sebaaly(1) 14464 Gouin West, #B Montreal, Quebec Canada H9H 1B1	234,373		0.30%*

Common	All Officers and Directors As a Group (3 persons)	32,403,440		42.05%

*	Less than 1%
(1)	Officer and Director of our Company.
(2)
Includes 30,317,694 shares held in the name of Advanomics Corporation. Dr. Slilaty is an officer, director and principal shareholder of Advanomics Corporation and as a result, controls the disposition of these shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We licensed our technology on an exclusive basis (“Exclusive License Agreement”) from Advanomics Corporation (“Advanomics”), a privately held Canadian company.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  In 2009 we issued an aggregate of 17,109,194 shares of our Common Stock valued at $73,000 and 850,000 shares of Series “A” Convertible Preferred Stock valued at $73,000 in exchange for this license, and had an obligation to purchase 2,000,000 shares of Advanomics Common Stock at $5 (U.S.) per share within 1 year of September 30, 2009, as well as an option to purchase an additional 1,000,000 shares of Advanomics’ Common Stock at an exercise price of $10.00 (U.S.) per share also for a 1 year term.

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

In July 2014 we entered into a Research Agreement with Axis BioScience Inc. (“Axis”), wherein Axis did agree to utilize its expertise and know-how in the fields of onocology and biotechnology to perform research activities and provide a report thereon to us upon completion of their research.  Dr. Merzouki, who was appointed as an officer and director of our Company in February 2015, is the principal of Axis and he received 400,000 shares of our Common Stock in consideration for the services performed in this matter.

In October 2013 Dr. Merzouki was an investor in a private offering of our Common Stock whereby he purchased 425,000 shares of our Common Stock for a purchase price of $85,000 ($0.20 per share).

In 2013 we moved our principal place of business to 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of our licensor, Advanomics Corporation, who is providing this space to us on a rent free basis as of the date of this Report.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  If and when we are able to secure financing we expect that we will lease our own office and laboratory space.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent accountant, during our fiscal year ended December 31, 2014 and 2013:

	December 31, 2013	December 31, 2014
Audit Fees	$8, 640	$10,260
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8, 640	$10,260

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2014 and 2013 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

No.	Description	Filed With	Date
3.1	Articles of Incorporation	Form SB-2 Registration Statement	October 19, 2007
3.2	Bylaws	Form SB-2 Registration Statement	October 19, 2007
3.3	Articles of Amendment (Name Change)	Form 8-K Dated November 2, 2009	November 6, 2009
3.4	Statement of Share and Equity Capital Exchange	Form 10-Q For Quarter Ended 06/30/10	August 4, 2010
3.5	Articles of Amendment (Add Preferred and Series A Preferred to Authorized)	Form 10-Q For Quarter Ended 06/30/10	August 4, 2010
10.1	Share Exchange Agreement with Sunshine Biopharma, Inc.	Form 8-K Dated October 15, 2009	October 20, 2009
10.2	License Agreement with Advanomics, Inc.	Form 8-K/A1 Dated October 15, 2009	January 19, 2010
10.3	Amendment No. 1 to License Agreement with Advanomics, Inc.	Form 8-K/A1 Dated October 15, 2009	January 19, 2010
10.4	Research Agreement with The Research Foundation of the State University of New York	Form 8-K Dated January 17, 2011	January 19, 2011
10.5	Research Agreement with Jewish General Hospital	Form 8-K Dated June 14, 2011	June 17, 2011
10.6	Amendment No. 2 to License Agreement with Advanomics	Form 8-K Dated December 21, 2011	December 27, 2011
10.7	Investment Agreement with Dutchess Investment Group II	Form 8-K dated April 23, 2014	April 28, 2014
10.8	Registration Rights Agreement with Dutchess Investment Group II	“ ”	“ ”
21.2	List of Subsidiaries	Form 10-K For FYE December 31, 2010	March 30, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

SUNSHINE BIOPHARMA, INC.

Dated: March 9, 2015	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

	By:	/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2015.

/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

/s/ Camille Sebaaly
Camille Sebaaly, Director

/s/ Dr. Abderrazzak Merzouki
Dr. Abderrazzak Merzouki, Director