Form 10-Q
period 2015-03-31
Sunshine Biopharma, Inc
filed 2015-05-07
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2015

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 7, 2015, was 117,496,337 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	Unaudited	Audited
	March 31,	December 31,
	2015	2014
ASSETS

Current Assets:

Cash and cash equivalents	$148,702	$143,423
Prepaid expenses	-	-

Total Current Assets	148,702	143,423

TOTAL ASSETS	$148,702	$143,423

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of note payable	313,134	480,124
Accounts payable	46,596	34,766
Interest payable	19,501	16,113

TOTAL LIABILITIES	379,231	531,003

SHAREHOLDERS' (Deficit)

Preferred stock, $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 102,446,337 and 73,551,041 at
March 31, 2015 and December 31, 2014 respectively	102,446	73,551

Capital paid in excess of par value	7,389,751	6,967,228

Accumulated (Deficit)	(7,722,726)	(7,428,359)

TOTAL SHAREHOLDERS' EQUITY	(230,529)	(387,580)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$148,702	$143,423

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2015	2014

Revenue:	$-	$-

General & Administrative Expenses

Research & Development	-	96,000
Accounting	5,400	5,180
Financial Consulting	20,000	170,000
Legal	42,851	45,372
Licenses & Fees	50,000	83,333
Office	3,424	4,905
Stock Transfer Fee	3,150	1,083

Total General & Administrative	124,825	405,873

(Loss) from Operations	$(124,825)	$(405,873)

Other Income (expense)
Interest (expense)	(169,542)	(95,382)

Total other (expense)	(169,542)	(95,382)

Net (loss)	$(294,367)	$(501,255)

Basic (Loss) per common share	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	78,942,780	61,127,469

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
Cash Flows From Operating Activities:

Net (Loss)	$(294,367)	$(501,255)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	-	267,400
Stock issued for payment interest on notes payable	166,154	75,000
Stock issued for payment of expenses	-	43,333
(Increase) Decrease in prepaid expenses	-	(1,345)
Increase (Decrease) in Accounts Payable	11,830	25,705
Increase in interest payable	3,387	382

Net Cash Flows (used) in operations	(112,996)	(90,780)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Proceed from note payable	-	60,000
Note payable used to pay expenses	-	60,000
Sale of common stock	118,275	10,000

Net Cash Flows provided by financing activities	118,275	130,000

Net Increase (Decrease) In Cash and cash equivalents	5,279	39,220
Cash and cash equivalents at beginning of period	143,423	31,240

Cash and cash equivalents at end of period	$148,702	$70,460

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$-	$266,000
Stock issued for note conversions	$333,144	$513,000
Stock issued for net deficit of MWBS	$-	$-
Stock issued for interest	$2,817	$95,000
Stock issued for payment of expenses	$-	$43,333
Loan proceeds used to pay expenses	$-	$40,000
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2015

Note 1 – Organization and Basis of Presentation

Sunshine Biopharma, Inc., f/k/a Mountain West Business Solutions, Inc. (“MWBS”) was incorporated on August 31, 2006 in the State of Colorado.  Sunshine Etopo, Inc. (formerly Sunshine Biopharma, Inc.) was incorporated in the State of Colorado on August 17, 2009.  Effective October 15, 2009, MWBS was acquired by Sunshine Etopo, Inc. in a transaction classified as a reverse acquisition.  MWBS concurrently changed its name to Sunshine Biopharma, Inc.  The financial statements represent the consolidated activity of Sunshine Biopharma, Inc. and Sunshine Etopo, Inc.  Sunshine Biopharma, Inc. and Sunshine Etopo, Inc. are hereinafter referred to collectively as the "Company".  The Company was formed for the purposes of conducting research, development and commercialization of drugs for the treatment of various forms of cancer. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

In July 2014 the Company formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Canadian Subsidiary”).  Until March 2015 the Canadian Subsidiary was inactive.  Sunshine Biopharma, Inc., Sunshine Etopo, Inc. and the Canadian Subsidiary are hereinafter referred to collectively as the "Company".

During the three month period ended March 31, 2015, the Company has continued to raise money through stock sales and borrowings.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops a similar technology and drug.

Note 2 – Summary of Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $148,702 and $143,423 as of March 31, 2015 and December 31, 2014, respectively.  At times such cash balances may be in excess of the FDIC limit of $250,000.

See the Notes to the consolidated financial statements in the Company’s Form 10-K as filed with the US Securities and Exchange Commission for a complete summary of the Company’s significant accounting policies.

Note 3 – Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2015 was taken from the books and records of the Company without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended March 31, 2015 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2015.

Note 4 – Notes Payable

The Company had outstanding loans of $12,500 accruing interest at a rate of 12%, $128,000 accruing interest at 10%, and $131,500 accruing interest at 8%.  At March 31, 2015 and December 31, 2014 accrued interest was $19,501 and $16,113, respectively.

Note 5 – Issuance of Common Stock

During the three months ended March 31, 2015, the Company issued 28,895,296 shares of $0.001 par value Common Stock. Of these shares, 18,895,296 shares have been valued at $333,144, reducing debt by $166,990 and generating a loss on conversion of $166,154 for the period.  In March 2015, the Company’s Board of Directors authorized a private offering of Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, wherein the Company is offering up to 60,000,000 shares of its Common Stock at an offering price of $0.015 Canadian per share for aggregate gross proceeds of up to $900,000 Canadian.  As of the date of this Report the Company has accepted two subscriptions each of 10,000,000 shares for $150,000 Canadian (aggregating $300,000 Canadian or apporimately $236,550 US).

The Company declared no dividends through March 31, 2015.

Note 6 – Convertible Notes

A Note with a face value of $128,000, bearing interest at 10% was issued on November 27, 2014 and is due May 27, 2015.  The Note was issued at a premium and convertible from issuance into $0.001 par value Common Stock at a price of $0.20 per share.  Any gain or loss will be recognized at conversion.

A Note having a remaining balance of $94,624 as of December 31, 2014 was reduced through conversions into $0.001 par value Common Stock, to $41,134.  This remaining balance bears no additional interest and is convertible into $0.001 par value Common Stock at a price of 35% below market value.  During the three month period ended March 31, 2015, 6,500,000 shares of $0.001 Common Stock valued at $130,000 were issued in connection with this Note reducing debt by $53,490 and generating a loss on conversion of $76,510.  We estimate that the fair value of the current balance of this convertible note approximates the face value, so no value has been assigned to the beneficial conversion feature.

A convertible Note with an original Face Value of $113,500 was fully converted into $0.001 par value Common Stock during the three month period ended March 31, 2015.  The Company issued 12,395,296 shares of its $0.001 par value Common Stock valued at $203,144 generating a loss of $166,154 applicable to such conversion.

A Note having a face value of $53,500 with interest at 8% is due August 17, 2015.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price of 35% below market value.  The Company estimates that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

A Note having a face value of $78,000 with interest at 8% is due November 14, 2015.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  The Company estimates that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

Note 7 – Subsequent Events

On April 1, 2015, the holder of the $41,134 note elected to convert $27,588 into 3,800,000 shares of $0.001 par value common stock leaving a note balance of $13,546.

On April 2, 2015, the Company, sold 10,000,000 shares of $0.001 par value Common Stock for $150,000 (Canadian) as part of the private offering of Common Stock referenced in Note 5, above.

On April 8, 2015, the Company issued 1,250,000 shares of its $0.001 par value Common Stock at a price of $0.04 per share for professional services valued at $50,000.

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

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2015 and 2014

For the three months ended March 31, 2015 and 2014 we did not generate any revenues.

General and administrative expenses during the three month period ended March 31, 2015 were $124,825, compared to general and administrative expense of $405,873 incurred during the three month period ended March 31, 2014, a decrease of $281,048. This decrease is attributable to (i) a decrease of $96,000 in research and development (R&D) expenses and (ii) a decrease of $150,000 in financial consulting fees.  We incurred no R&D charges during the three months ended March 31, 2015, as our management concentrated on raising money to manufacture our drug.  The decrease of $150,000 in financial consulting fees was as a result of our not using consultants in our fund raising efforts.  Most of our other expenses remained relatively constant during the three month period ended March 31, 2015 compared to the similar period in 2014.  We also incurred $169,542 in interest expense during the three months ended March 31, 2015, compared to $95,382 in interest expense during the similar period in 2014 as a result of increased borrowings.

As a result, we incurred a net loss of $294,367 (less than $0.01 per share) for the three month period ended March 31, 2015, compared to a net loss of $501,255 (approximately $0.01 per share) during the three month period ended March 31, 2014.

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

Liquidity and Capital Resources

As of March 31, 2015, we had cash or cash equivalents of $148,702.

Net cash used in operating activities was $112,996 during the three month period ended March 31, 2015, compared to $90,780 for the three month period ended March 31, 2014.  We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $118,275 for the three month periods ended March 31, 2015, compared to $130,000 during the three months ended March 31, 2014.  Cash flows used by investing activities were $0 for the three month periods ended March 31, 2015 and 2014.

During the three months ended March 31, 2015, we issued 28,895,296 shares of our Common Stock. Of these shares, 18,895,296 shares have been valued at $333,144, reducing debt by $166,990 and generating a loss on conversion of $166,154 for the period.

In March 2015 our Board of Directors authorized a private offering of our Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, wherein we are offering up to 60,000,000 shares of our Common Stock at an offering price of $0.015 Canadian per share for aggregate gross proceeds of up to $900,000 Canadian.  As of the date of this Report we have accepted two subscriptions each of 10,000,000 shares of our Common Stock for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.

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

 Subsequent Events

On April 1, 2015, the holder of a $41,134 note elected to convert $27,588 into 3,800,000 shares of our Common Stock, leaving a note balance of $13,546.

On April 2, 2015, we sold 10,000,000 shares of $0.001 par value Common Stock for $150,000 Canadian as part of the private offering of Common Stock referenced above.

On April 8, 2015, we issued 1,250,000 shares of our Common Stock at a price of $0.04 per share for professional services valued at $50,000.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2015.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2015, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2015 we filed an action in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida against Justin Keener, d/b/a JMJ Financial, arising out of a convertible note that we issued to the defendant.  The complaint alleges among other things, claims of usury, fraudulent inducement, breach of contract, and injunctive and declaratory relief.  As of the date of this report we have received a default and are awaiting a court date for the hearings to commence.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, we issued 28,895,296 shares of our Common Stock. Of these shares, 18,895,296 shares have been valued at $333,144, reducing debt by $166,990 and generating a loss on conversion of $166,154 for the period.  We issued these shares in reliance upon exemptions from registration provided by Regulation D and Section 4/2 of the Securities Act of 1933, as amended.  We utilized the proceeds derived from the sale of these shares for working capital.

In March 2015, our Board of Directors authorized a private offering of our Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, wherein we are offering up to 60,000,000 shares of our Common Stock at an offering price of $0.015 Canadian per share for aggregate gross proceeds of up to $900,000 Canadian.  As of the date of this Report we have accepted two subscriptions each of 10,000,000 shares of our Common Stock for $150,000 Canadian aggregating $300,00 Canadian or approximately $236,550 US.  We issued these shares in reliance upon exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.  We utilized the proceeds derived from the sale of these shares for working capital.

Subsequent Events

On April 1, 2015, the holder of a $41,134 note elected to convert $27,588 into 3,800,000 shares of our Common Stock, leaving a note balance of $13,546.

On April 2, 2015, we sold 10,000,000 shares of $0.001 par value Common Stock for $150,000 Canadian as part of the private offering of Common Stock mentioned above.

On April 8, 2015, we issued 1,250,000 shares of our Common Stock at a price of $0.04 per share for professional services valued at $50,000.

We issued these aforesaid two tranches of shares in reliance upon exemptions from registration provided by Regulation D and Section 4/2 of the Securities Act of 1933, as amended.  We utilized the proceeds derived from the sale of these shares for working capital.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2015.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer