Form 10-Q
period 2015-06-30
Sunshine Biopharma, Inc
filed 2015-08-06
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2015

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of August 6, 2015, was 129,290,768 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	Unaudited	Audited
	June 30,	December 31,
	2015	2014
ASSETS

Current Assets:

Cash and cash equivalents	$157,227	$143,423
Accounts receivable	1,933	-
Prepaid expenses	11,588	-

Total Current Assets	170,748	143,423

TOTAL ASSETS	$170,748	$143,423

LIABILITIES AND SHAREHOLDERS' EQUITY
Commitments and Contingencies
Current Liabilities:

Current portion of note payable	390,640	480,124
Accounts payable	35,667	34,766
Interest payable	9,759	16,113

TOTAL LIABILITIES	436,066	531,003

SHAREHOLDERS' (Deficit)

Preferred stock, Series A $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share;
Authorized 500,000 Shares; Issued
and outstanding 500,000 shares.	50,000

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 126,472,450 and 73,551,041 at
June 30, 2015 and December 31, 2014 respectively	126,472	73,551

Capital paid in excess of par value	7,794,091	6,967,228
Accumulated comprehensive income	4,357	-
Accumulated (Deficit)	(8,240,238)	(7,428,359)

TOTAL SHAREHOLDERS' EQUITY	(265,318)	(387,580)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$170,748	$143,423

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue:	$1,708	$-	$1,708	$-

General & Administrative Expenses

Accounting	52,160	32,020	57,560	37,200
Consulting	81,421	60,000	101,421	326,000
Legal	34,391	169,405	77,242	214,777
Licenses	144,108	70,000	194,108	153,333
Office	2,300	7,983	5,724	12,889
Officer renumeration	50,000	-	50,000	-
Public Relations	-	100,000	-	100,000
Research and Development	-	323,000	-	323,000
Stock Transfer Fee	5,485	3,105	8,635	4,188

Total G & A	369,865	765,513	494,690	1,171,387

(Loss) from operations	$(368,157)	$(765,513)	(492,982)	(1,171,387)

Other (expense):
Interest expense	(33,226)	(95,382)	(39,431)	(148,257)
Loss on debt conversions	(116,129)	-	(279,466)	-

Total Other (Expense)	(149,355)	(95,382)	(318,897)	(148,257)

Net (loss)	$(517,512)	$(765,513)	$(811,879)	$(1,319,644)

Basic (Loss) per common share	(0.00)	(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	119,908,405	65,468,255	99,538,757	63,309,853

Net Income (Loss)	$(517,512)	$(765,513)	$(811,879)	$(1,319,644)
Other comprehensive income:
Gain from foreign exchange transactions	4,357	-	4,357	-
Comprehensive income (Loss)	(513,155)	(765,513)	(807,522)	(1,319,644)

Basic (Loss) per common share	(0.00)	(0.01)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	119,908,405.05	65,468,255.00	99,538,757.15	63,309,853.00

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows

	Unaudited	Unaudited
	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
Cash Flows From Operating Activities:

Net (Loss)	$(811,879)	$(1,319,644)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	116,500	860,800
Stock issued for payment interest	3,180	75,000
Loss on debt conversion	288,931
Stock issued for payment of expenses	-	43,333
Gain on foreign exchange transactions	4,357
(Increase) in accounts receivable	(1,933)
(Increase) in prepaid expenses	(11,589)	(5,640)
Increase in Accounts Payable	901	70,065
Increase (decrease) in interest payable	(6,354)	3,257

Net Cash Flows (used) in operations	(417,886)	(272,829)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Proceed from note payable	152,840	160,000
Note payable used to pay expenses	9,160	60,000
Note payable used to pay origionation fees & interest	33,140	50,000
Sale of common stock	236,550	10,000

Net Cash Flows provided by financing activities	431,690	280,000

Net Increase (Decrease) In Cash and cash equivalents	13,804	7,171
Cash and cash equivalents at beginning of period	143,423	31,240

Cash and cash equivalents at end of period	$157,227	$38,411

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$116,500	$593,400
Stock issued for note conversions including interest	$576,735	$-
Stock issued for interest		$170,000
Stock issued for payment of expenses	$-	$43,333
Loan proceeds used to pay expenses	$-	$40,000
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For The Three-and Six-Month Interim Periods Ended June 30, 2015

Note 1 -  Descriptions of Business

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

During the last three month period the Company has continued to raise money through stock sales and borrowings.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops a similar technology and drug.

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist thereader in understanding the Company's financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting  policies conform to generally accepted accounting principles and  have  been  consistently  applied  in  the  preparation  of  the  financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For The Three-and Six-Month Interim Periods Ended June 30, 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting  principles  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting  period.  The  more  significant  estimates  and  assumptions  made by management  are valuation of equity  instruments,  depreciation  of property and equipment,  and deferred tax asset  valuation.  Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements of Cash Flows,  all  highly  liquid investmentswith maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $157,227 and $143,423 as of June 30, 2015 and December 31, 2014, respectively.  At times such cash balances may be in excess of the FDIC limit of $250,000.

FOREIGN CURRENCY

The Company has operations in Canada, however the functional and reporting currency is in U.S. dollars. To come to this conclusion the Company considered the direction of ASC section 830-10-55.

Selling Price and Market – As an office is located in the Canada, the Company is performing consulting services to Canadian based customers. The Company has not had any product sales but anticipates 100% of its customers will be in the United States and these sales are paid in U.S. dollars. This indicates the functional currency is U.S. dollars.

Financing – The Company’s financing has been generated exclusively in U.S. dollars from the United States. This indicates the functional currency is U.S. dollars.

Expenses – The majority of expense are paid in U.S. dollars. The expenses generated in PRC are paid by a monthly or weekly cash transfer from the U.S. when the expenses are due, resulting in very little foreign currency exposure. This indicates the functional currency is U.S. dollars.

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For The Three-and Six-Month Interim Periods Ended June 30, 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

FOREIGN CURRENCY (continued)

Numerous Intercompany Transactions – The Company has multiple transactions each month between the U.S. and Chinese representative office. This indicates the functional currency is U.S. dollars.

Due to the functional and reporting currency both being in U.S. dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

REVENUE RECOGNITION

The Company recognizes revenue on consulting at the time the service is rendered.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since inception, the Company has had recurring operating losses and negative operating cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations. The Company will need to secure additional funds through various means, including an acquisition, equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For The Three-and Six-Month Interim Periods Ended June 30, 2015

Note 3– Unaudited Financial Information

The unaudited financial information included for the three and six month interim period ended June 30, 2015 was taken from the books and records of the Company without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended June 30, 2015 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2015. See the Notes in our 2014 10-K consolidated financial statements for a complete summary of our significant accounting policies.

Note 4 – Notes Payable

The Company had outstanding loans of $12,500 accruing interest at a rate of 12%, $161,140 accruing interest at 12%, and $217,000 accruing interest at 8%.  At June 30, 2015 and December 31, 2014 accrued interest was $9,759 and $16,113, respectively.

Note 5 – Issuance of Common Stock

During the six months ended June 30, 2015, the Company issued, 52,921,409 shares of its $0.001 par value Common Stock. Of these, 31,121,409 shares valued at $576,735 reduced debt by $287,804 and generating a loss on conversion of $288,931 for the period.

In March 2015, the Company’s Board of Directors authorized a private offering of Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, wherein the Company is offering up to 60,000,000 shares of its Common Stock at an offering price of $0.015 Canadian per share for aggregate gross proceeds of up to $900,000 Canadian.  As of June 30, 2015, the Company has accepted two subscriptions each of 10,000,000 shares for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.

The Company declared no dividends through June 30, 2015.

Note 6 – Issuance of “Series B” Preferred Stock

During the six month period ended June 30, 2015, the Company authorized 500,000 shares of $0.10 par value Series "B" Preferred stock. The stock gives the holder the right to 1,000 votes per share. 500,000 shares of Series "B" preferred shares were issued to the CEO of the Company in exchange for services of  $50,000.

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For The Three-and Six-Month Interim Periods Ended June 30, 2015

Note 7 – Convertible Notes

A Note with a Face Value $128,000, bearing interest at10% was issued on November 27, 2014 and was due May 27, 2015.  The  was issued at a premium and is convertible from the date of issuance into $0.001 par value Common Stock at a price of $0.20 per share.On June 30, 2015, the Company renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new note has a face value of $161,140, an origination fee of $32,228 and accrues interest at 12%.  The new note is convertible anytime from the date of issuance into shares of $0.001 par value Common Stock at a 35% discount from market price.  Any gain or loss will be recognized at conversion.

A note having a remaining balance of $94,624 as of December 31, 2014 was fully converted into shares of our $0.001 par value Common Stock during the six month period ended June 30, 2015.  In connection therewith, 11,513,839 shares of $0.001 Common Stock valued at $242,415 were issued, reducing the debt by $94,624 and generating a loss on conversion of $147,791.

A convertible note with an original face value of $113,500 was fully converted into shares of our $0.001 par value Common Stock during the six month period ended June 30, 2015.  12,395,296 shares of $0.001 par value Common Stock valued at $203,144 were issued in connection therewith, generating a loss of $89,644 on conversion.

A note having a face value of $53,500 with interest at 8% is due August 17, 2015.  The Note was fully converted as of June 30, 2015.  $53,500 in principal and $2,140 in interest was converted into shares of our $0.001 par value Common Stock during the six month period ended June 30, 2015.  In connection therewith, 4,622,793 shares of $0.001 par value Common Stock valued at $88,777, were issued generating a loss of $33,137 on conversion.

A note having a face value of $78,000 with interest at 8% is due November 14, 2015. $23,000 of principal and $1,040 in interest and was converted into shares of $0.001 par value Common Stock during the six month period ended June 30, 2015, leaving a principal balance of $55,000.  2,589,481 shares of $0.001 par value Common Stock valued at $42,399 generating a loss of $18,359 were issued on conversion. The note is convertible after 180 days from issuance into shares of $0.001 par value Common Stock at a price 35% below market value.We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In April 2015, the Company received monies in exchange for a note having a face value of $83,500 with interest at 8% and which is due January 23, 2016.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For The Three-and Six-Month Interim Periods Ended June 30, 2015

Note 7 – Convertible Notes (Continued)

In April 2015, the Company received monies in exchange for a note having a face value of $83,500 with interest at 8% and which is due January 23, 2016.  The Note is convertible after 180 days from issuance into shares of $0.001 par value Common Stock at a price 35% below market value.We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In May 2015, the Company received monies in exchange for a note having a face value of $78,500 with interest at 8% and which is due March 1, 2016.  The Note is convertible after 180 days from issuance into shares of $0.001 par value Common Stock at a price 35% below market value.We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

Note 8 – Earnings (Loss) per Share

Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings Per Share”.

Note 9– Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 10 – Subsequent Events

On July 15, 2015 the holder of a convertible note having a principal balance of $55,000 as of June 30, 2015 (see Note 7 above) elected to convert $5,000 in principal amount and $260 in interest into 642,213 shares of $0.001 par value Common Stock leaving a principal balance of $50,000.

On July 17, 2015, we completed the process of increasing our authorized capital of $0.001 par value Common Stock from 200,000,000 shares to 500,000,000 shares.

On July 24, 2015, the holder of a convertible note having a principal balance of $55,000 as of June 30, 2015 elected to convert $17,000 in principal amount and $917 in interest into 2,176,105 shares of $0.001 par value Common Stock, leaving a principal balance of $33,000.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

●	adverse economic conditions;
●	risks related to the construction market;
●	risks related to the U.S. import market;
●	the inability to attract and retain qualified senior management and technical personnel;
●	other risks and uncertainties related to the changing lighting market and our business strategy.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock.  As a result of this transaction our then officers and directors resigned their positions with us and were replaced by our current management.  As a result of this transaction we also changed our name to “Sunshine Biopharma, Inc.”

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015 and 2014 we did not generate any material revenues.  We did generate gross revenues of $1,708 during the three months ended June 30, 2015 from scientific consulting services provided to a local company in Montreal (Canada).  We did not generate any revenues in 2014.

General and administrative expenses during the six month period ended June 30, 2015 were $494,690, compared to general and administrative expense of $1,171,387 incurred during the six month period ended June 30, 2014, a decrease of $676,697. This decrease is primarily attributable to (i) a decrease of $323,000 in research and development ("R&D") expenses.  We incurred no R&D charges during the six months ended June 30, 2015, as our management concentrated on raising money to manufacture our drug; (ii) a decrease of $224,579 in consulting fees.   The decrease in consulting fees was as a result of our not using consultants in our fund raising efforts; and (iii) a decrease of $117,175 in professional fees.  In addition, we had incurred $100,000 in public relations fees during the six months ended June 30, 2014 that we did not incur during the similar period in 2015.

We also incurred $39,431 in interest expense during the six months ended June 30, 2015, compared to $148,257 in interest expense during the similar period in 2014.  However, during the six months ended June 30, 2015, we incurred $279,466 in losses as a result of debt conversion.  We did not incur any corresponding loss during the similar period in 2014 due to the fact that we had no convertible debt during that period.

As a result, we incurred a net loss of $811,879 (approximately $0.01 per share) for the six month period ended June 30, 2015, compared to a net loss of $1,319,644 (approximately $0.02 per share) during the six month period ended June 30, 2014.

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

For the three months ended June 30, 2015 and 2014 we did not generate any material revenues.  We did generate gross revenues of $1,708 during the three months ended June 30, 2015 from scientific consulting services provided to a local company in Montreal (Canada).  We did not generate any revenues in 2014.

General and administrative expenses during the three month period ended June 30, 2015 were $369,865, compared to general and administrative expense of $765,513 incurred during the three month period ended June 30, 2014, a decrease of $395,648.  This decrease is attributable to a decrease of $323,000 in R&D expenses.  We incurred no R&D charges during the three months ended June 30, 2015, as our management concentrated on raising money to manufacture our drug.  In addition, we had incurred $100,000 in public relations fees during the three months ended June 30, 2014 that we did not incur during the similar period in 2015.  However, during the three months ended June 30, 2015, consulting fees increased by approximately $20,000 and payments towards annual license fees due increased by approximately $74,000.  We also incurred $50,000 in officer remuneration during the three months ended June 30, 2015 that we did not incur during the similar period in 2014.  During the three months ended June 30, 2015, legal fees decreased by approximately $130,000 as a result of not having to file registration statements with the SEC and not having expenses associated with defending litigation brought against us that had been resolved during 2014.

We also incurred $33,226 in interest expense during the three months ended June 30, 2015, compared to $95,382 in interest expense during the similar period in 2014.  However, during the three months ended June 30, 2015, we incurred $116,129 in losses as a result of debt conversion.  We did not incur any corresponding loss during the similar period in 2014 as we had no convertible debt during that period.

As a result, we incurred a net loss of $517,512 (less than $0.01 per share) for the three month period ended June 30, 2015, compared to a net loss of $765,513 (approximately $0.01 per share) during the three month period ended June 30, 2014.

Because we did not generate any material revenues since our inception, following is our Plan of Operation.

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

° Breast Cancer Cells (MCF-7/MDR)

° Small Cell Lung Cancer Cells (H69AR)

° Uterine Cancer (MES-SA/Dx5)

° Pancreatic Cancer (Panc-1)

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

GMP Manufacturing

On November 14, 2014, we entered into a Manufacturing Services Agreement with Lonza Ltd. and Lonza Sales Ltd. (hereinafter jointly referred to as “Lonza”), whereby we engaged Lonza to be the manufacturer of our Adva-27a anticancer drug (the “Lonza Agreement”).  Lonza is one of the world’s leading and most-trusted manufacturers of pharmaceutical ingredients.  Headquartered in Basel, Switzerland, Lonza has more than 40 major manufacturing facilities worldwide and is currently manufacturing 2 kilograms of our Adva-27a for clinical trials.  The Lonza Agreement was effective November 10, 2014, has a term of 5 years, and may be extended or terminated earlier as provided in the Lonza Agreement.  On November 30, 2014, we placed a Purchase Order for the manufacturing of 2 kilograms of our Adva-27a at an initial cost of $385,000 for the purchase of raw material and delivery of samples for process validation.  Lonza has deferred the $385,000 payment until the samples for process validation are delivered, which was recently received.

In June 2015 we received a sample of the scale-up manufacturing process for evaluation and confirmation of adherence to specifications. Based upon our laboratory analyses, the sample meets all of the required chemical, physical and biological specifications. As a result, Lonza is now moving forward with large scale manufacturing of a 2-kilogram quantity for the IND-Enabling studies and clinical trials. We estimate that we will receive this from Lonza in the first quarter of 2016. If this timetable is met, of which there can be no assurance, and subject to receipt of the necessary financing, also for which no assurances can be provided, we expect to move into Phase I of our clinical trials in late 2016 or early 2017.

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

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options available.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for these two indications.  All aspects of the planned clinical trials in Canada will employ U.S. Food and Drug Administration (“FDA”) standards at all levels.  As a result of the Dutchess Agreement and other financing opportunities described below, we now anticipate that Phase I clinical trials will commence in late 2016 or early 2017 and we estimate that it will take 18 months to complete, at which time we expect to receive limited marketing approval for “compassionate-use” under the FDA and similar guidelines in Canada.  See “Marketing,” below.

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

Liquidity and Capital Resources

As of June 30, 2015, we had cash or cash equivalents of $157,227.

Net cash used in operating activities was $417,886 during the six month period ended June 30, 2015, compared to $272,829 for the six month period ended June 30, 2014.  We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $431,690 for the six month periods ended June 30, 2015, compared to $280,000 during the six months ended June 30, 2014.  Cash flows used by investing activities were $0 for the six month periods ended June 30, 2015 and 2014.

During the six months ended June 30, 2015 we issued 52,921,409 shares of our $0.001 par value Common Stock.  Of these, 31,121,409 shares valued at $576,735 were issued in connection with debt conversion reducing the debt by $287,804 and generating a loss of $288,931 for the period.  In March 2015, our Board of Directors authorized a private offering of Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, wherein we are offering up to 60,000,000 shares of our Common Stock at an offering price of $0.015 Canadian per share for aggregate gross proceeds of up to $900,000 Canadian.  As of June 30, 2015 we had accepted two subscriptions each of 10,000,000 shares for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.  This offering will terminate on September 20, 2015.  We utilized the proceeds derived from the sale of these shares for working capital.

We issued a note in the principal amount of $128,000 on November 27, 2014, which accrued interest at the rate of 10% per annum and which was due May 27, 2015.  The note was issued at a premium and is convertible from the date of issuance into shares of our Common Stock at a price of $0.20 per share.  On June 30, 2015, we renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new note has a face value of $161,140, an origination fee of $32,228 and accrues interest at 12%.  The new note is convertible anytime from the date of issuance into shares of our Common Stock at a 35% discount from market price.  Any gain or loss will be recognized at conversion.

A note having a remaining balance of $94,624 as of December 31, 2014 was fully converted into 11,513,839 shares of our Common Stock valued at $242,415. This generated a loss on conversion of $147,791during the six month period ended June 30, 2015.

A convertible note with an original face value of $113,500 was fully converted into 12,395,296 shares of our Common Stock valued at $203,144 during the six month period ended June 30, 2015.  This transaction generated a loss of $89,644 on conversion.

A note having a face value of $53,500 with interest at 8% was due August 17, 2015.  This note, including accrued interest, was fully converted into 4,622,793 shares of our Common Stock valued at $88,777 during the six month period ended June 30, 2015.  This transaction generated a loss of $35,277 on conversion.

A note having a face value of $78,000 with interest at 8% is due November 14, 2015.  $23,000 of principal and $1,040 in accrued interest and was converted into 2,589,481 shares of our Common Stock during the six month period ended June 30, 2015, leaving a principal balance of $55,000.  This transaction generated a loss of $18,359 on conversion. The note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In April 2015, we issued a convertible promissory note in the principal amount of $83,500 with interest accruing at 8% per annum and which is due January 23, 2016.  The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In May 2015, we issued a convertible promissory note in the principal amount of $78,500 with interest accruing at 8% per annum and which is due March 1, 2016.  The note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On March 27, 2014, we issued a Convertible note to one accredited investor (as that term is defined under the Securities Act of 1933, as amended) in the aggregate amount of $100,000 plus 500,000 Common shares (paid) and $20,000 (unpaid) for origination fee.  This Convertible Note accrues interest at the rate of 10% per annum and is convertible at the option of the Holder into shares of our Common Stock at $0.20 per share on or before September 27, 2014.  Since the note was issued at a premium no value is apportioned to the conversion feature when recording the issue per ASC 470-20-05. The debt and its interest are reported as if it were a nonconvertible debt. Upon conversion the issued stock may be valued at either the book value or the market value of the note.  This Convertible Note together with origination fees and all interest accrued thereon was paid in full through the issuance of a new Convertible Note with a principal amount of $128,000 as specified above.

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

Subsequent Events

On July 15, 2015, the holder of a convertible note having a principal balance of $55,000 as of June 30, 2015 elected to convert $5,000 in principal amount and $260 in interest into 642,213 shares of $0.001 par value Common Stock leaving a principal balance of $50,000.

On July 17, 2015, we completed the process of increasing our authorized capital of $0.001 par value Common Stock from 200,000,000 shares to 500,000,000 shares.

On July 24, 2015, the holder of a convertible note having a principal balance of $55,000 as of June 30, 2015 elected to convert $17,000 in principal amount and $917 in interest into 2,176,105 shares of $0.001 par value Common Stock leaving a principal balance of $33,000.

Effective July 9, 2015, we executed an investment banking agreement with Emerging Growth Equities Ltd,, King of Prussia, PA, (“EGE”), whereby EGE has agreed to undertake a private offering of our securities to raise up to $5 million of capital for us on a best efforts basis.   The agreement contains standard provisions for agreements of this kind, including the payment of placement agent fees equal to 8% of gross proceeds, plus the issuance of warrants to purchase 8% of the total securities sold in the private financing, plus payment of pre-approved expenses not to exceed $20,000.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2015.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2015, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2015 we filed an action in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida against Justin Keener, d/b/a JMJ Financial, arising out of a convertible note that we issued to the defendant.  The complaint alleges among other things, claims of usury, fraudulent inducement, breach of contract, and injunctive and declaratory relief.  As of the date of this Report we have received a default and as required by law the judge has ordered that the parties hold a mediation meeting which is anticipated to take place the last week of August 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2015, we issued 52,921,409 shares of our Common Stock. Of these, 31,121,409 shares valued at $576,735 reducing debt by $287,804 and generating a loss on conversion of $288,931 for the period.  We relied upon the exemption from registration provided by Section 4(a)(2) to issue these shares.

In March 2015, our Board of Directors authorized a private offering of Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, wherein we offered up to 60,000,000 shares of our Common Stock at an offering price of $0.015 Canadian per share for aggregate gross proceeds of up to $900,000 Canadian.  As of June 30, 2015, we had accepted two subscriptions each of 10,000,000 shares for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.  This offering will expire on September 20, 2015.

During the six month period ended June 30, 2015, we amended our Articles of Incorporation by authorizing 500,000 shares of $0.10 par value “Series B” Preferred stock. The stock gives the holder the right to 1,000 votes per share.  In June 2015,. 500,000 shares of “Series B” Preferred Shares were issued to our CEO in exchange for services valued at $50,000.

Subsequent Events

On July 15, 2015, the holder of a convertible note having a principal balance of $55,000 as of June 30, 2015 elected to convert $5,000 in principal amount and $260 in interest into 642,213 shares of $0.001 par value Common Stock leaving a principal balance of $50,000.

On July 17, 2015, we completed the process of increasing our authorized capital of $0.001 par value Common Stock from 200,000,000 shares to 500,000,000 shares.

On July 24, 2015, the holder of a convertible note having a principal balance of $55,000 as of June 30, 2015 elected to convert $17,000 in principal amount and $917 in interest into 2,176,105 shares of $0.001 par value Common Stock leaving a principal balance of $33,000.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2015.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer