Form 10-Q
period 2015-09-30
Sunshine Biopharma, Inc
filed 2015-11-04
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2015

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of November 4, 2015, was 137,549,992 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	Unaudited	Audited
	September 30,	December 31,
	2015	2014
ASSETS

Current Assets:

Cash and cash equivalents	$125,225	$143,423
Prepaid expenses	11,411	-

Total Current Assets	136,636	143,423

TOTAL ASSETS	$136,636	$143,423

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current portion of note payable	418,640	480,124
Accounts payable	34,638	34,766
Interest payable	16,288	16,113

Total current liabilities	469,566	531,003

TOTAL LIABILITIES	469,566	531,003

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share;
Authorized 5,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share;
Authorized 500,000 Shares; Issued
and outstanding 500,000 shares.	50,000

Common Stock, $0.001 per share;
Authorized 200,000,000 Shares; Issued
and outstanding 134,392,097 and 73,551,041 at
September 30, 2015 and December 31, 2014 respectively	134,392	73,551

Capital paid in excess of par value	7,915,143	6,967,228
Accumulated comprehensive income	1,123	-
Accumulated (Deficit)	(8,433,588)	(7,428,359)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(332,930)	(387,580)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$136,636	$143,423

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations and Comprehensive Loss

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenue:	$-	$-	$1,708	$-

General & Administrative Expenses

Accounting	2,700	1,620	60,260	38,820
Consulting	6,011	215,500	107,432	541,500
Legal	26,104	20,152	103,346	234,929
Licenses	64,986	30,000	259,094	183,333
Office	3,187	8,934	8,911	21,824
Officer renumeration	-	-	50,000	-
Public Relations	-	-	-	100,000
Research and Development	8,657	-	8,657	323,000
Stock Transfer Fee	1,408	1,221	10,043	5,408

Total G & A	113,053	277,427	607,743	1,448,814

(Loss) from operations	$(113,053)	$(277,427)	(606,035)	(1,448,814)

Other Income (expense):
Forign exchange gain	204	-	204	-
Interest expense	(9,755)	(3,422)	(49,186)	(151,679)
Gain from ineterst forgiveness			9,465
Loss on debt conversions	(80,211)	-	(359,677)	-

Total Other (Expense)	(89,762)	(3,422)	(399,194)	(151,679)

Net (loss)	$(202,815)	$(280,849)	$(1,005,229)	$(1,600,493)

Basic (Loss) per common share	(0.00)	(0.00)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	130,069,136	67,820,603	109,827,383	64,688,934

Net Income (Loss)	$(202,815)	$(280,849)	$(1,005,229)	$(1,600,493)
Other comprehensive income:
Gain from foreign exchange transactions	(3,234)	-	1,123	-
Comprehensive (Loss)	(206,049)	(280,849)	(1,004,106)	(1,600,493)

Basic (Loss) per common share	(0.00)	(0.00)	$(0.01)	$(0.02)

Weighted Average Common Shares Outstanding	130,069,136	67,820,603	109,827,383	64,688,934

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
Cash Flows From Operating Activities:

Comprehensive (Loss)	$(1,004,106)	$(1,600,493)

Adjustments to reconcile net loss to net cash used in
operating activities:

Stock issued for licenses, services, and other assets	116,500	1,085,985
Stock issued for payment interest	6,406	75,000
Loss on debt conversion	359,677	-
Stock issued for payment of expenses	9,160	120,854
(Increase) in prepaid expenses	(11,411)	(6,419)
Increase (decrease) in Accounts Payable	(129)	27,511
Increase in interest payable	175	6,679

Net Cash Flows (used) in operations	(523,728)	(290,883)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Proceed from note payable	232,840	273,500
Note payable used to pay origionation fees & interest	36,140	50,000
Sale of common stock	236,550	110,000

Net Cash Flows provided by financing activities	505,530	433,500

Net Increase (Decrease) In Cash and cash equivalents	(18,198)	142,617
Cash and cash equivalents at beginning of period	143,423	31,240

Cash and cash equivalents at end of period	$125,225	$173,857

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$116,500	$818,585
Stock issued for note conversions including interest	$705,707	$-
Stock issued for interest		$170,000
Stock issued for payment of expenses	$-	$43,333
Loan proceeds used to pay expenses	$-	$40,000
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three-and Nine-Month Interim Periods Ended September 30, 2015

Note 1 -  Descriptions of Business

The Company was incorporated on August 31, 2006 in the State of Colorado under the name Mountain West Business Solutions, Inc. Effective October 15, 2009, the Company engaged in a reverse merger and changed its name to “Sunshine Biopharma, Inc.” The financial statements represent the consolidated activity of the merged entity. As a result of the reverse merger, the Company’s principal business became conducting research, development and commercialization of drugs for the treatment of various forms of cancer, specifically the Company’s proprietary cancer fighting drug, Adva-27a.

In July 2014, the Company formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) for the purposes of conducting pharmaceutical business in Canada and elsewhere around the globe.  Sunshine Canada is currently working on securing a Drug Establishment License from Health Canada and signing manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals for sale in Canada and overseas. All references in this report to the “Company” refer to Sunshine Biopharma, Inc. and its subsidiary companies.

During the last three month period the Company has continued to raise money through stock sales and borrowings, including the issuance of convertible promissory notes.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops a similar technology and drug.

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting  policies conform to generally accepted accounting principles and  have  been  consistently  applied  in  the  preparation  of  the  financial statements. This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements.  The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity.  These accounting  policies conform to generally accepted accounting principles and  have  been  consistently  applied  in  the  preparation  of  the  financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three-and Nine-Month Interim Periods Ended September 30, 2015

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

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $125,225 and $143,423 as of September 30, 2015 and December 31, 2014, respectively.  At times such cash balances may be in excess of the FDIC limit of $250,000.

EARNINGS PER SHARE

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

There were no potentially dilutive instruments outstanding during the interim period ended September 30, 2015, or the year ended December 31, 2014.

INCOME TAXES

The Company follows the asset and liability method of accounting for deferred income taxes. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial accounting and tax bases of assets and liabilities. The Company accounts for income taxes pursuant to ASC 740. There was no increase in liabilities for unrecognized tax benefits as a result of this implementation. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expense.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three-and Nine-Month Interim Periods Ended September 30, 2015

Note 2 - Summary of Significant Accounting Policies (continued)

FOREIGN CURRENCY

The Company has operations in Canada, however the functional and reporting currency is in U.S. dollars.

Due to the functional and reporting currency both being in U.S. dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

REVENUE RECOGNITION

On occasion, the Company performs consulting services.  It recognizes revenue  at the time the service is rendered.

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

Note 3 – Unaudited Financial Information

The unaudited financial information included for the three and nine month interim periods ended September 30, 2015, was taken from the books and records of the Company without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented.  The results of operations

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three-and Nine-Month Interim Periods Ended September 30, 2015

Note 3 – Unaudited Financial Information (continued)

for the three month interim period ended September 30, 2015 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2015. See the Notes in our Form 10-K for our fiscal year ended December 31, 2014 to the consolidated financial statements included therein for a complete summary of our significant accounting policies.

Note 4 – Notes Payable

At September 30, 2015, the Company had outstanding loans of $12,500 accruing interest at a rate of 12%, $161,140 accruing interest at 12%, and 245,000 accruing interest at 8%.  At September 30, 2015 and December 31, 2014 accrued interest was $16,288 and $16,113, respectively.

Note 5 – Issuance of Common Stock

During the nine months ended September 30, 2015, the Company issued, 60,841,056 shares of its $0.001 par value Common Stock.  Of these, 39,041,056 shares valued at $705,707 were issued on conversion of convertible promissory notes, reducing debt by $342,804 and generating a loss of $350,212 for the period.

In March 2015, the Company undertook a private offering of Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended and accepted two subscriptions of 10,000,000 shares each for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.  This offering was terminated in September 2015.

The Company declared no dividends through September 30, 2015.

Note 6 – Issuance of Series "B” Preferred Stock

During the nine month period ended September 30, 2015, the Company authorized 500,000 shares of $0.10 par value Series "B” Preferred stock. The stock gives the holder the right to 1,000 votes per share. 500,000 shares of Series "B” Preferred Shares were issued to the CEO of the Company in exchange for services valued at $50,000.

Note 7 – Convertible Notes

A Note with a Face Value $128,000, bearing interest at 10% was issued on November 27, 2014 and was due May 27, 2015.  The Note was issued at a premium and is convertible from the date of issuance into $0.001 par value Common Stock at a price of $0.20 per share.  On June 30, 2015, holder of the Note and the Company renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new Note has a Face Value of $161,140, an origination fee of $32,228 and accrues interest

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three-and Nine-Month Interim Periods Ended September 30, 2015

Note 7 – Convertible Notes (continued)

at 12%.  The new Note is convertible anytime from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price.  Any gain or loss will be recognized at conversion.

A Note having a remaining balance of $94,624 as of December 31, 2014 was fully converted into $0.001 par value Common Stock during the six month period ended June 30, 2015.  In connection therewith, 11,513,839 shares of $0.001 Common Stock valued at $242,415 were issued reducing the debt by $94,624 and generating a loss on conversion of $147,791 and interest write off of $6,648 for a total net loss of $141,143.

A convertible Note with an original Face Value of $113,500 was fully converted into $0.001 par value Common Stock during the six month period ended June 30, 2015.  12,395,296 shares of $0.001 par value Common Stock valued at $203,144 were issued in connection therewith generating a loss of $89,644 on conversion.

A Note having a Face Value of $53,500 with interest at 8% was due August 17, 2015.  The Note was fully converted as of June 30, 2015.  $53,500 in principal and $2,140 in interest was converted into $0.001 par value Common Stock during the six month period ended June 30, 2015.  In connection therewith, 4,622,793 shares of $0.001 par value Common Stock valued at $88,777 were issued generating a loss of $33,137 on conversion.

A Note having a Face Value of $78,000 with interest at 8% is due November 14, 2015. $55,000 of principal and $4,266 in interest and was fully converted into $0.001 par value Common Stock during the nine month period ended September 30, 2015.  10,509,128 shares of $0.001 par value Common Stock valued at $128,972 generating a loss of $89,105 were issued on conversion. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In April 2015, the Company received monies in exchange for a note having a Face Value of $83,500 with interest at 8%, which is due January 23, 2016.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In May 2015, the Company received monies in exchange for a note having a Face Value of $78,500 with interest at 8%, which is due March 1, 2016.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three-and Nine-Month Interim Periods Ended September 30, 2015

Note 7 – Convertible Notes (continued)

In August 2015, the Company received monies in exchange for a note having a Face Value of $83,000 with interest at 8%, which is due March 1, 2016.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.   We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

Note 8 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings Per Share”.

Note 9– Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 10 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

Deferred income tax arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At the year ended December 31, 2015, and the nine month period ended September 30, 2015, the Company had approximately $8,433,588 and $7,428,359, respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2026. A deferred tax asset at each date of approximately $3,257,895 and $2,869,575 respectively resulting from the loss carry forwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended September 30, 2015 and December 31, 2014 was approximately $388,320 and $747,185 respectively.

Note 11 – Subsequent Events

Effective October 8, 2015, the Company executed a Patent Purchase Agreement (the “Purchase Agreement”), with Advanomics Corporation, Montreal, Canada (“Advanomics”), pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 (the “Patent”) for our anticancer compound, Adva-27a.  The Purchase Agreement provides us with direct ownership of the Patent, which

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three-and Nine-Month Interim Periods Ended September 30, 2015

Note 11 – Subsequent Events (continued)

includes all rights to this intellectual property within the United States.  Prior, we had been licensing the right to use the Patent from Advanomics pursuant to the terms of a License Agreement, as amended (the “License Agreement”).  Our obligations under the License Agreement required us to pay Advanomics a perpetual annual license fee of $360,000 and reimburse Advanomics for all research and development expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material (as defined in the License Agreement).  The Purchase Agreement terminates the License Agreement and all obligations thereunder and provides for purchase of the Patent for twelve (12) consecutive annual payments of $360,000 starting in 2016.  Advanomics will retain a security interest in the Patent until all payments due under the Purchase Agreement have been made.  Dr. Steve Slilaty, our CEO and principal shareholder, is also the principal officer and shareholder of Advanomics.

On October 28, 2015, the holder of a convertible note having a principal balance of $83,500 as of September 30, 2015, elected to convert $12,000 in principal amount into 3,157,895 shares of $0.001 par value Common Stock, leaving a principal balance of $71,500.

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

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

●	adverse economic conditions;

●	the inability to attract and retain qualified senior management and technical personnel; and

●	other risks and uncertainties related to our changing market and our business strategy.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock.  As a result of this transaction our then officers and directors resigned their positions with us and were replaced by our current management.  As a result of this transaction we also changed our name to “Sunshine Biopharma, Inc.”  On December 21, 2011, Advanomics Corporation exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015 and 2014 we did not generate any material revenues.  We did generate gross revenues of $1,708 during the nine months ended September 30, 2015 from scientific consulting services provided to a local company in Montreal (Canada).  We did not generate any revenues in 2014.

General and administrative expenses during the nine month period ended September 30, 2015 were $607,743, compared to general and administrative expense of $1,448,814 incurred during the nine month period ended September 30, 2014, a decrease of $841,071. This decrease is primarily attributable to (i) a decrease of $314,343 in research and development ("R&D") expenses.  We incurred nominal R&D charges during the nine months ended September 30, 2015, as our management concentrated on raising money to manufacture our drug; (ii) a decrease of $434,068 in consulting fees.   The decrease in consulting fees was as a result of our not using consultants in our fund raising efforts; and (iii) a decrease of $110,143 in professional fees.  In addition, we had incurred $100,000 in public relations fees during the nine months ended September 30, 2014 that we did not incur during the similar period in 2015.  We incurred $50,000 in executive compensation during the nine months ended September 30, 2015, that we did not incur in the similar period in 2014. License fees payable to Advanomics Corporation also increased by $75,761, more as a function of when payments were tendered.  Our annual license fee did not increase from 2014 to 2015. Subsequently, we terminated this license and have acquired the related patent rights. See "Plan of Operation - Subsequent Events," below.

We also incurred $49,186 in interest expense and $350,212 in losses from debt conversion and interest write-offs during the nine months ended September 30, 2015, compared to $151,679 in interest expense and no losses from debt conversion during the similar period in 2014 due to the fact that we had no convertible debt during that period.

As a result, we incurred a net loss of $1,005229 (approximately $0.01 per share) for the nine month period ended September 30, 2015, compared to a net loss of $1,600,493 (approximately $0.02 per share) during the nine month period ended September 30, 2014.

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014

For the three months ended September 30, 2015 and 2014 we did not generate any revenues.

General and administrative expenses during the three month period ended September 30, 2015 were $113,053, compared to general and administrative expense of $277,427 incurred during the three month period ended September 30, 2014, a decrease of $114,374.  This decrease is attributable to a decrease of $209,489 in consulting fees paid in 2014.  However, licensing fee payments increased by approximately $34,000 during the three months ended September 30, 2015.

We also incurred $9,755 in interest expense and $70,746 in losses from debt conversion during the three months ended September 30, 2015, compared to $3,422 in interest expense and no losses from debt conversion during the similar period in 2014 due to the fact that we had no convertible debt during that period.

As a result, we incurred a net loss of $193,350 (less than $0.01 per share) for the three month period ended September 30, 2015, compared to a net loss of $280,849 (less than $0.01 per share) during the three month period ended September 30, 2014.

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

We have been licensing our Adva-27a technology on an exclusive basis from Advanomics Corporation and on October 8, 2015 we acquired the patent covering that technology (See “Subsequent Events” below).  In addition, we are planning to initiate our own research and development program as soon as practicable once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials. See "Liquidity and Capital Resources," below.

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for pancreatic cancer and multidrug resistant breast cancer in late 2016 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 1).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

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

Figure 1

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

In June 2015 we received a sample of the scale-up manufacturing process for evaluation and confirmation of adherence to specifications.  Based upon our laboratory analyses, the sample meets all of the required chemical, physical and biological specifications.  This paves the way for moving forward with large scale manufacturing of a 2-kilogram quantity for the IND-Enabling studies and clinical trials.  If the timetable for generating the 2-kilogram quantity is met, of which there can be no assurance, and subject to receipt of the necessary financing, also for which no assurances can be provided, we expect to move into Phase I of our clinical trials in late 2016 or early 2017.

Pursuant to the terms of the Lonza Agreement, Lonza will manufacture our drug in accordance with current Good Manufacturing Practices (“cGMP”) in compliance with the regulations applicable in the U.S., Canada, Europe and other countries around the world relating to the manufacturing of medicinal products for human use.  Lonza will build a master drug file for our Adva-27a drug and will have it ready for filing with regulatory authorities as may be required to secure ultimate drug approval.  The Lonza Agreement provides for us to maintain one representative of our Company at their facility during the manufacturing process.  Quality assurance and control is the responsibility of both Lonza and us during the process.

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

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options available.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for these two indications.  All aspects of the planned clinical trials in Canada will employ U.S. Food and Drug Administration (“FDA”) standards at all levels.  If adequate funding is obtained, of which there is no assurance, we now anticipate that Phase I clinical trials will commence in late 2016 or early 2017 and we estimate that it will take 18 months to complete, at which time we expect to receive limited marketing approval for “compassionate-use” under the FDA and similar guidelines in Canada.  See “Marketing,” below.

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

Intellectual Property

Until October 8, 2015, we were the exclusive licensee for the U.S. territory of Advanomics Corporation’s Adva-27a which is covered by international patent applications filed on April 27, 2007 (PCT/FR2007/000697).  These patent applications, which are now issued in Europe, Canada, the United States (US 8,236,935) and   elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics Corporation.  Effective October 8, 2015, we executed a Patent Purchase Agreement (the “Purchase Agreement”) with Advanomics Corporation, pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 for our anticancer compound, Adva-27a.  The Purchase Agreement provides us with direct ownership of the patent, which includes all rights to this intellectual property within the United States (See “Subsequent Events” below).

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Development of New Business

On July 25, 2014, we formed Sunshine Biopharma Canada Inc., a Canadian wholly owned subsidiary for the purposes of conducting pharmaceutical business in Canada and elsewhere around the globe.  While no assurances can be provided and subject to the availability of adequate financing, of which there is no assurance, we anticipate that Sunshine Biopharma Canada will soon secure a Drug Establishment License (DEL) from Health Canada and proceed to signing manufacturing, marketing, sales and distribution contracts for various generic pharmaceutical products.  This new effort broadens our business scope and provides us with the opportunity to generate revenues in the near to mid-term.  We anticipate revenues to be generated through the export of generic pharmaceuticals overseas.  There are no assurances that we will be able to sign applicable contracts or generate profits from these anticipated new operations.  In addition to revenue generation, we anticipate that as a result of these activities, Sunshine Biopharma Canada will then be well positioned for the marketing and distribution of Adva-27a, our flagship oncology drug candidate currently being developed for the treatment of pancreatic cancer and multidrug resistant breast cancer, provided that Adva-27a is approved for such marketing and distribution, of which there can be no assurance.

While no assurances can be provided, we are also planning to expand our product line through acquisitions and/or in-licensing as well as in-house research and development.

Subsequent Events

Effective October 8, 2015, we executed a Patent Purchase Agreement (the “Purchase Agreement”), with Advanomics Corporation, Montreal, Canada (“Advanomics”), pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 (the “Patent”) for our anticancer compound, Adva-27a.  The Purchase Agreement provides us with direct ownership of the Patent, which includes all rights to this intellectual property within the United States.  Prior, we had been licensing the right to use the Patent from Advanomics pursuant to the terms of a License Agreement, as amended (the “License Agreement”).

We believe the financial terms of the Purchase Agreement are more favorable to us than under the License Agreement.  Our obligations under the License Agreement required us to pay Advanomics a perpetual annual license fee of $360,000 and reimburse Advanomics for all research and development expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material (as defined in the License Agreement).  The Purchase Agreement terminates the License Agreement and all obligations thereunder and provides for purchase of the Patent for twelve

(12) consecutive annual payments of $360,000 starting in 2016.  Advanomics will retain a security interest in the Patent until all payments due under the Purchase Agreement have been made.  Dr. Steve Slilaty, our CEO and principal shareholder, is also the principal officer and shareholder of Advanomics.

On October 28, 2015 the holder of a convertible note having a principal balance of $83,500 as of September 30, 2015, elected to convert $12,000 in principal amount into 3,157,895 shares of $0.001 par value Common Stock, leaving a principal balance of $71,500.

 Government Regulations

Our existing and proposed business operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.  We will be subject to significant regulations in the U.S. in order to obtain the approval of the FDA to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would give the go ahead with Phase I clinical (human) trials.  If adequate funding is obtained, of which there is no assurance, we now anticipate that this process will commence in mid to late 2016 and we estimate that this procedure will take 18 months to complete.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval on a humanitarian basis if the drug treats terminally ill patients with limited treatment options available.  As of the date of this Report we have not made any filings with the FDA or other regulatory bodies in other jurisdictions.  We have however had extensive discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for pancreatic cancer and multidrug resistant breast cancer they believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancer types which we will be treating.  There are no assurances this will occur.

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

Trademarks-Tradenames

Until October 8, 2015, we were the exclusive licensee for the U.S. territory of Advanomics’ Adva-27a which is covered by international patent applications filed on April 27, 2007 (PCT/FR2007/000697).  These patent applications, which are now issued in Europe, Canada, the United States (8,236,935) and elsewhere around the world, were originally owned by Institut National des Sciences Appliquées de Rouen (France) and have recently been purchased by Advanomics.

On October 8, 2015 we executed a patent purchase agreement with Advanomics Corporation, pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 for Adva-27a (See “Subsequent Events” above).

Liquidity and Capital Resources

As of September 30, 2015, we had cash or cash equivalents of $125,225.

Net cash used in operating activities was $523,728 during the nine month period ended September 30, 2015, compared to $290,883 for the nine month period ended September 30, 2014.  We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above increase.

Cash flows from financing activities were $505,530 for the nine month periods ended September 30, 2015, compared to $433,500 during the nine months ended September 30, 2014.  Cash flows used by investing activities were $0 for the nine month periods ended September 30, 2015 and 2014.

At September 30, 2015, we had outstanding loans of $12,500 accruing interest at a rate of 12%, $161,140 accruing interest at 12%, and 245,000 accruing interest at 8%.  At September 30, 2015 and December 31, 2014 accrued interest was $16,288 and $16,113, respectively.

During the nine months ended September 30, 2015, we issued, 60,841,056 shares of our $0.001 par value Common Stock.  Of these, 39,041,056 shares valued at $705,707 were issued on conversion of convertible promissory notes, reducing debt by $342,804 and generating a loss of $350,212 for the period.

In March 2015, we undertook a private offering of Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended and accepted two subscriptions of 10,000,000 shares each for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.  This offering was terminated in September 2015.   We utilized the proceeds derived from the sale of these shares for working capital.

A Note with a Face Value $128,000, bearing interest at 10% was issued on November 27, 2014 and was due May 27, 2015.  The Note was issued at a premium and is convertible from the date of issuance into $0.001 par value Common Stock at a price of $0.20 per share.  On June 30, 2015, we and the holder of the Note renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new Note has a Face Value of $161,140, an origination fee of $32,228 and accrues interest at 12%.  The new Note is convertible anytime from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price.  Any gain or loss will be recognized at conversion.

A Note having a remaining balance of $94,624 as of December 31, 2014 was fully converted into $0.001 par value Common Stock during the six month period ended June 30, 2015.  In connection therewith, 11,513,839 shares of our Common Stock valued at $242,415 were issued reducing the debt by $94,624 and generating a loss on conversion of $147,791 and interest write off of $6,648 for a total net loss of $141,143.

A convertible Note with an original Face Value of $113,500 was fully converted into $0.001 par value Common Stock during the six month period ended June 30, 2015.  12,395,296 shares of our Common Stock, valued at $203,144, were issued in connection therewith generating a loss of $89,644 on conversion.

A Note having a Face Value of $53,500 with interest at 8% was due August 17, 2015.  The Note was fully converted as of June 30, 2015.  $53,500 in principal and $2,140 in interest was converted into $0.001 par value Common Stock during the six month period ended June 30, 2015.  In connection therewith, 4,622,793 shares of our Common Stock valued at $88,777, were issued generating a loss of $33,137 on conversion.

A Note having a Face Value of $78,000 with interest at 8% is due November 14, 2015. $55,000 of principal and $4,266 in interest and was fully converted into $0.001 par value Common Stock during the nine month period ended September 30, 2015.  10,509,128 shares of $0.001 par value Common Stock valued at $128,972 generating a loss of $89,105 were issued on conversion. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In April 2015, we received monies in exchange for a note having a Face Value of $83,500 with interest at 8%, which is due January 23, 2016.  The Note is convertible after 180 days from issuance into $0.001 par value

Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In May 2015, we received monies in exchange for a note having a Face Value of $78,500 with interest at 8%, which is due March 1, 2016.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In August 2015, we received monies in exchange for a note having a Face Value of $83,000 with interest at 8%, which is due March 1, 2016.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

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

During the nine month period ended September 30, 2015, we authorized 500,000 shares of $0.10 par value “Series B” Preferred stock. The stock gives the holder the right to 1,000 votes per share. 500,000 shares of “Series B” preferred shares were issued to our CEO in exchange for services valued at $50,000.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2015.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2015, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2015 we filed an action in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County, Florida against Justin Keener, d/b/a JMJ Financial, arising out of a convertible note that we issued to the defendant.  The complaint alleges among other things, claims of usury, fraudulent inducement, breach of contract, and injunctive and declaratory relief.  On October 14, 2015 a mediation meeting was held but no settlement agreement was reached.  The case is now anticipated to proceed to trial.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2015, we issued, 60,841,056 shares of our Common Stock.  Of these, 39,041,056 shares valued at $705,707 were issued on conversion of convertible promissory notes, reducing debt by $342,804 and generating a loss of $350,212 for the period.

In March 2015, we undertook a private offering of Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended and accepted two subscriptions of 10,000,000 shares each for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.  This offering was terminated in September 2015.  We used the proceeds from the sale of these shares for working capital.

During the nine month period ended September 30, 2015, we authorized 500,000 shares of our $0.10 par value Series "B” Preferred Stock. The stock gives the holder the right to 1,000 votes per share. 500,000 shares of Series "B” Preferred Shares were issued to our CEO in consideration for services valued at $50,000.  We relied upon the exemption from registration provided by Section 4(2)(a) under the Securities Act of 1933, as amended, to issue these shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2015.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer