Form 10-K
period 2015-12-31
Sunshine Biopharma, Inc
filed 2016-03-25
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF1934 for the transition period from ________________ to________________________.

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

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 23, 2015 was $1,409,500.

As of March 24, 2016, the Registrant had 222,876,353 shares of Common Stock issued and outstanding.

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

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.                 BUSINESS

History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  Until October 2009, our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.

Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation, in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock.  As a result of this transaction we changed our name to “Sunshine Biopharma, Inc.  The majority of the Common Shares and all of the Convertible Preferred Shares we issued for this transaction were issued to Advanomics Corporation, a privately held Canadian company (“Advanomics”).  On December 21, 2011, Advanomics exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

Description of Current Business

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The preclinical studies for our lead compound, Adva-27a, a multi-purpose antitumor compound, were successfully completed in late 2011 with additional preclinical work and manufacturing process development performed through 2015.  We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of Good Manufacturing Practice (“GMP”) manufacturing of a 2 kilogram quantity of our drug, Investigational New Drug (“IND”)-enabling studies, regulatory filing and Phase I clinical trials.  We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers.  The planned indication will be pancreatic cancer in parallel to multidrug resistant breast cancer, as Adva-27a has shown a positive effect on both of these cancer types for which there is currently little or no treatment options available.  See “Clinical Trials” below.

Acquisition of Patents

On October 8, 2015, we executed a Patent Purchase Agreement (the “October Purchase Agreement”), with Advanomics, pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 (the “US Patent”) for our Adva-27a anticancer compound.  The October Purchase Agreement provided us with direct ownership of the US Patent, which includes all rights to this intellectual property within the United States.  Prior, we had been licensing the right to use the US Patent from Advanomics pursuant to the terms of an Exclusive License Agreement, as amended (the “Exclusive License Agreement”).  In consideration for the assignment of the US Patent, we agreed to make payments of twelve (12) consecutive annual payments of $360,000 starting in 2016.  Advanomics was granted a security interest in the US Patent until all payments due under the October Purchase Agreements were made.  The October Purchase Agreement terminated the Exclusive License Agreement and all obligations thereunder.

Effective December 28, 2015, we executed an amendment to the October Purchase Agreement.  Pursuant to this amendment, the note of the October Purchase Agreement was cancelled and replaced with a new note having a face value of $210,519, comprised of $155,940 in principal amount which is Advanomics’ book value of the US Patent, plus $54,579 as an adjustment for the currency exchange difference.  The new note is interest-free and automatically convertible into 80,968,965 shares of our Common Stock once we increase our authorized capital so that we have sufficient shares of our Common Stock authorized for issuance.  Advanomics has retained a security interest in the US Patent until such time as the automatic conversion of the new note into Common Shares is completed.

On December 28, 2015, we executed a second Patent Purchase Agreement (the “December Purchase Agreement”) with Advanomics pursuant to which we acquired all of the right, title and interest in and to all of the remaining worldwide rights in and to patents issued and pending under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for our anticancer compound, Adva-27a.  The purchase price paid by us for the Worldwide Patents was $12,822,499, which was payable pursuant to the terms of a secured promissory note, with quarterly payments of $70,000 in principal and interest beginning in March 2016 and continuing each consecutive calendar quarter thereafter through December 2020.

Subsequently, we agreed to amend the December Purchase Agreement.  Pursuant to this amendment, the note of the December Purchase Agreement was cancelled and replaced with a new note having a face value of $624,875, comprised of $462,870 in principal amount, which is the Advanomics book value of the Worldwide Patents, plus $162,005 as an adjustment for the currency exchange difference.  The new note is interest-free and automatically convertible into 240,336,451 shares of our Common Stock upon our completing an increase in our authorized capital so that we have sufficient shares of Common Stock authorized for issuance.  The effective date of this amendment was December 28, 2015.

As a result of the aforesaid two transactions we now own all of the patents and rights throughout the world for Adva-27a.  The US Patent and the Worldwide Patents described above are herein jointly referred to as the “Patents.”

The aggregate consideration specified in the two original Patent Purchase Agreements created debt obligations to us of $17,142,499, including annual and quarterly payments totaling $640,000.  It was believed that purchase of the Patents would facilitate our ability to obtain the funding necessary to complete the development and Food and Drug Administration (“FDA”) approval process for Adva-27a.  However, it became apparent that the burdensome financial obligations imposed by the terms of the original Patent Purchase Agreements were not conducive to our obtaining such financing, to the mutual detriment of both ourselves and Advanomics.  Accordingly, we executed the aforesaid amendments to the original Patent Purchase Agreements which provided for (i) reduction of the purchase price of the Patents from $17,142,499 to $618,810, the Advanomics book value of the Patents, (ii) elimination of all cash payments obligations, and (iii) automatic convertibility of the new promissory notes for the new purchase price into an aggregate of 321,305,415 shares of Common Stock upon our increasing our authorized capital such that this number of Common Shares can be issued.

Prior to the aforesaid patent purchase transactions, we were licensing our Adva-27a technology on an exclusive basis from Advanomics (“Exclusive License Agreement”).  On December 21, 2011, we executed an amendment to the Exclusive License Agreement which waived a condition of termination and revised the consideration payable to Advanomics.  The original Exclusive License Agreement required us to exercise an option to purchase shares in Advanomics for aggregate consideration of $9,700,000 ($5.00 per share).  This obligation was waived and replaced with an annual licensing fee of $360,000.00 and reimbursement of research and development (“R&D”) expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material as defined in the Exclusive License Agreement.  See “Certain Relationships and Related Transactions.”

We believe the financial terms of the two aforesaid Patent Purchase Agreements and Amendments thereof are more favorable to us than under the Exclusive License Agreement.  Our obligations under the Exclusive License Agreement required us to pay Advanomics a perpetual annual license fee of $360,000 and reimburse Advanomics for all R&D expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material (as defined in the Exclusive License Agreement).  The Patent Purchase Agreements terminated the Exclusive License Agreement and all obligations thereunder and provided for purchase of the Patents as described above.

Certain members of our management, including Dr. Steve N. Slilaty, our President, CEO and a Director and Camille Sebaaly, our Secretary, CFO and a Director, hold similar positions with Advanomics.  We believe that the terms of the patent acquisitions are fair and reasonable and will result in a greater opportunity for us to obtain the funding necessary to complete the development and approval process of the FDA for Adva-27a.  However, there are no assurances this will occur and as of the date of this report, we have no binding commitment from any financing source to provide us with the funds necessary to complete the approval process.

In addition to purchasing the Patents, we are planning to initiate our own R&D program as soon as practicable once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.  See "Management's Discussion and Analysis of Financial Condition – Liquidity and Capital Resources," below.

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for pancreatic cancer and multidrug resistant breast cancer in late 2016 or early 2017 (see “Clinical Development Path” and “Clinical Trials” below).  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 1).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

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

Figure 1

Table 1

Clinical Development Path

The early stage preclinical studies for our lead compound, Adva-27a, were successfully completed and the results have been published in ANTICANCER RESEARCH 32: 4423-4432 (2012).  We have been delayed in our implementation of our clinical development program due to lack of funding.  Our fund raising efforts are continuing and as soon as adequate financing is in place we will continue our clinical development program of Adva-27a by conducting the next sequence of steps comprised of the following.  There are no assurances we will be successful in our fund raising efforts:

●	GMP Manufacturing of 2 kilogram for use in IND-Enabling Studies and Phase I Clinical Trials

●	IND-Enabling Studies

●	Regulatory Filing (Fast-Track Status Anticipated)

●	Phase I Clinical Trials (Pancreatic Cancer and Multidrug Resistant Breast Cancer)

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

Intellectual Property

Effective October 8, 2015, we executed a Patent Purchase Agreement (the “October Purchase Agreement”), with Advanomics, a related party, pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 (the “US Patent”) for our anticancer compound, Adva-27a.  On December 28, 2015, we executed a second Patent Purchase Agreement (the “December Purchase Agreement”), with Advanomics, pursuant to which we acquired all of the right, title and interest in and to all of the remaining worldwide rights covered by issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for our anticancer compound, Adva-27a.  See “Business – Acquisition of Patents” above.

Effective December 28, 2015, we entered into amendments (the “Amendments”) of these Purchase Agreements pursuant to which the total purchase price was reduced from $17,142,499 to $618,810, the book value of this intellectual property on the financial statements of Advanomics.  Further, the Amendments provided for automatic conversion of the promissory notes representing the new purchase price into an aggregate of 321,305,415 shares of our Common Stock once we increase our authorized capital such that these shares can be issued.  The October and December Purchase Agreements and Amendments thereof provide us with direct ownership of all worldwide patents and rights pertaining to Adva-27a.

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

Trademarks-Tradenames

We are the exclusive owner of all worldwide rights pertaining to Adva-27a covered by PCT/FR2007/000697 and PCT/CA2014/000029.  The patent applications filed under PCT/FR2007/000697 have been issued in Europe, Canada, the United States (8,236,935) and elsewhere around the world.  The patent applications recently filed internationally under PCT/CA2014/000029 are still pending.

Development of a new Business

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

While no assurances can be provided, we are also planning to expand our product line through acquisitions and/or in-licensing as well as in-house R&D.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of Advanomics, who is providing this space to us on a rent free basis as of the date of this Report.  If and when we are able to secure financing we expect that we will lease our own office and laboratory space.  Our current space consists of approximately 1,000 square feet of shared executive office space.  We anticipate that this will be sufficient for our needs until financing is in place, of which there is no assurance.

ITEM 3.    LEGAL PROCEEDINGS

In February 2015 we filed an action in the Circuit Court of the 11th Judicial Circuit for Miami-Date County, Florida against Justin Keener, d/b/a JMJ Financial, arising out of a convertible note that we issued to the defendant.  The complaint alleged among other things, claims of usury, fraudulent inducement, breach of contract, and injunctive and declaratory relief.  This matter was settled during the first calendar quarter of 2016.  We received a one-time payment as part of the terms of settlement.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor have there been any claims threatened.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our Common Stock commenced on the OTCBB in September 2007 under the symbol “MWBN.”  Effective November 30, 2009, the trading symbol for our Common Stock was changed to “SBFM” as a result of our name change discussed above. Our Common Stock currently trades on the OTCQB.

The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2015	$0.0441	$0.0121
June 30, 2015	$0.0400	$0.0120
September 31, 2015	$0.0181	$0.0061
December 31, 2015	$0.0141	$0.0023

March 31, 2014	$0.200	$0.125
June 30, 2014	$0.220	$0.125
September 31, 2014	$0.130	$0.055
December 31, 2014	$0.080	$0.161

As of March 23, 2016, the closing bid price of our Common Stock was $0.0074.

Trading volume in our Common Stock varies between a few hundred thousand shares to several million shares per day.  As a result, the trading price of our Common Stock is subject to significant fluctuations.

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

Holders

We had 128 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation, in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock.  As a result of this transaction our officers and directors resigned their positions with us and were replaced by our current management.  See PART III, Item 10, "Directors, Executive Officers and Corporate Governance," below.  As a result of this transaction we changed our name to “Sunshine Biopharma, Inc.”

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Going Concern

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.  See “Financial Statements and Notes.”

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2015 and 2014

During our fiscal year ended December 31, 2015, we generated revenues of $1,708 from scientific consulting services provided to a local company in Montreal (Canada).  No revenues were generated during our fiscal year ended December 31, 2014.

Total expenses, including general and administrative expenses and R&D expenses for our fiscal year ended December 31, 2015 were $781,985, compared to $1,755,114 during our fiscal year ended December 31, 2014, a decrease of $973,129.  This decrease is primarily attributable to (i) a decrease of $318,343 in R&D expenses, (ii) a decrease of $613,210 in consulting fees, and (iii) a decrease of $138,010 in legal fees.  We incurred lower R&D charges during our fiscal year ended December 31, 2015, as our management concentrated on raising money to manufacture our drug.  The decrease in consulting fees was as a result of our not using consultants in our fund raising efforts.  In addition, we had incurred $105,000 in public relations fees during our fiscal year ended December 31, 2014, that we did not incur in 2015.  During 2015 we incurred increases in license fees payable to Advanomics of approximately $120,000 and increases in accounting fees of approximately $30,000.  During 2015 we terminated the license agreement with Advanomics and acquired the patent rights.  See “Business,” above.

We also incurred $307,211 in interest expense and $575,144 in losses from debt conversion during the year ended December 31, 2015, compared to $140,916 in interest expense and $38,180 in losses from debt conversion during the similar period in 2014.

As discussed elsewhere in this Report, including Part 1, Item 1, Business and in Part III, Item 13, Certain Relationships and Related Transactions, on October 8, 2015 we acquired U.S. Patent Number 8,236,935 (the “US Patent”) for the anticancer compound, Adva-27a from a related entity (Advanomics), which includes all rights to this intellectual property within the United States in exchange for an interest-free note payable for $4,320,000.  On December 28, 2015, we acquired the remaining worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Adva-27a anticancer compound from a related entity (Advanomics) in exchange for a note payable for $12,822,499.

Effective December 28, 2015, the parties agreed to amend both of these Patent Purchase Agreements.  The relevant notes were cancelled and each replaced with a new convertible note.  The note applicable to the October transaction now has a face value of $210,519, comprised of $155,940 in principal amount which is Advanomics’ book value of the US Patent, plus $54,579 as an adjustment for the currency exchange difference for the October transaction.  The December note was also cancelled and replaced with a new convertible note having a face value of $624,875, comprised of $462,870 in principal amount, which is Advanomics’ book value of the Worldwide Patents, plus $162,005 as an adjustment for the currency exchange difference.  Advanomics has retained a security interest in the Patents until such time as the automatic conversion of the new note into Common shares is completed.

We believe that purchase of the Patents would facilitate our ability to obtain the funding necessary to complete the development and FDA approval process for Adva-27a.  Entering into amendments (“Amendments”) of the original Patent Purchase Agreements was subsequently believed to be necessary as the burdensome financial obligations imposed by the terms of the original Patent Purchase Agreements were not conducive to obtaining such financing, to the mutual detriment of both ourselves and Advanomics.  The Amendments amended the purchase price of the Patents, eliminated all cash payments obligations and replaced the non-convertible notes totaling $17,142,499 with convertible notes totaling $835,394 that will automatically convert into an aggregate of 321,305,415 shares of our Common Stock (representing approximately 59% of our issued and outstanding Common Shares) once we successfully amend our Articles of Incorporation to increase our authorized capital of Common Stock to 3 billion.

In related party transactions, purchased patents are required to be recorded at the purchase price or the book value on the seller’s financial statements, whichever is lower.  Pursuant to the Amendments, the Patents have been purchased from Advanomics, a related party, at Advanomics’ cost less the amortization through the date they were transferred to us ($618,810).  The R&D that was incurred by Advanomics was expensed by Advanomics as incurred and is not included in the book value of the Patents.  Patents expire 20 years from the priority date and are therefore amortized over 20 years.  The dominant patents of the Patents we acquired expire on April 25, 2026 and therefore have approximately 10 years remaining on their useful life.

As a result, we incurred a net loss of $1,652,908 (approximately $0.01 per share) for the year ended December 31, 2015, compared to a net loss of $1,934,210 (approximately $0.03 per share) during the year ended December 31, 2014.

Because we have only generated nominal revenue, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Our lead compound, Adva-27a, a multi-purpose anti-tumor compound, is expected to enter Phase I clinical trials in late 2016 or early 2017.  We are planning to initiate our own R&D program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.  More details about our Plan of Operations are provided above under Part I, Item 1, “Business,” above.

Liquidity and Capital Resources

As of December 31, 2015, we had cash or cash equivalents of $50,798.

Net cash used in operating activities was $867,644 during our fiscal year ended December 31, 2015, compared to $538,595 during our fiscal year ended December 31, 2014.  We anticipate that overhead costs in current operations will increase in the future once we enter Phase I clinical trials as discussed in PART I, Item 1, “Business,” above.

Cash flows used in investing activities were $623,603 during our fiscal year ended December 31, 2015, arising primarily out of the purchase of the Patents pertaining to our Adva-27a anticancer drug.  For the fiscal year ended December 31, 2014, cash flows used in investing activities were $-0-.  Net cash flows provided by financing activities totaled $1,398,622, compared to $650,778 during our fiscal year ended December 31, 2014.

During the fiscal year ended December 31, 2015, we issued 124,714,077 shares of our Common Stock.  Of these, 102,914,077 were issued for the conversion of $501,624 in debt and $12,886 in interest.  In addition, we sold 20,000,000 shares of our Common Stock for cash of $236,550 and issued 1,800,000 shares of Common Stock in exchange for services valued at $66,500.

During the fiscal year ended December 31, 2014, we issued 2,590,426 shares of our Common Stock for the conversion of $513,000 in debt and interest of $5,086.  We also sold 1,000,000 shares of Common Stock for cash of $195,000 and issued 5,292,543 shares of Common Stock in exchange for services valued at $1,151,310.

As part of the description of stock issuances discussed above, on August 7, 2014, we elected to issue our initial put notice to Dutchess, wherein we requested that Dutchess purchase 930,233 shares of our Common Stock for $100,000.  We utilized the proceeds from the sale of these shares to repay debt.  The shares issued had been registered in our applicable registration statement.  Pursuant to the terms of our agreement with Dutchess, we cannot issue any further put notices to Dutchess until such time as the market price of our stock moves back up to $0.10 or higher.

Except for the shares issued to Dutchess as indicated above, which shares were registered with the SEC, in each of the above instances we relied upon the exemption from registration provided by Section 4(2)(a) of the Securities Act of 1933, as amended, to issue the relevant securities.

We are not generating revenue from our operations, and our ability to implement our new business plan for the future will depend on the future availability of financing.  Such financing will be required to enable us to further develop our testing, R&D capabilities and continue operations.  We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $5 million to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms, venture capitalists to provide us these funds, as of December 31, 2015, we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our new business plan or otherwise enter into a strategic alliance to provide such funding.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.  See “Subsequent Events” below.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase once we commence Phase I clinical trials.  We do not have sufficient funds to cover the anticipated increase in these expenses.  We need to raise additional funds in order to continue our existing operations, to initiate R&D activities, and to finance our plans to expand our operations for the next year.  If we are successful in raising additional funds, our R&D efforts will continue and expand.

Subsequent Events

On January 8, 2016, the holder of a convertible note having a principal balance of $203,036 on December 31, 2015, elected to convert $38,036 in principal amount into 7,705,186 shares of $0.001 par value Common Stock, leaving a principal balance of $165,000.

On February 18, 23, 24, and 29, 2016, the holder of a convertible note having a principal balance of $83,000 on December 31, 2015, elected to convert all of the principal amount of $83,000 and $3,320 in accrued interest into 9,905,959 shares of $0.001 par value Common Stock, leaving a principal balance of $-0-.

On February 24, 2016, we sold 7,000,000 shares of our Common Stock for $105,000 Canadian (approximately $76,104 US) under Regulation S exemption to fund the previously announced generic pharmaceuticals operations.

We are also currently involved in taking the necessary steps to increase our authorized capital to 3 billion shares of $0.001 par value Common Stock and 30 million shares of $0.10 par value Preferred Stock as soon as practicable.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2015.

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

Recently Adopted Accounting Standards - In June 2014 FASB issued Accounting Standards Update (ASU), ASU 2014-10 regarding development stage entities.  The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

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

ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers.  ASU 2014-09 will be effective for us beginning in the first quarter of 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  We are currently evaluating the impact of adopting the new revenue standard on our financial statements.

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern.  If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.  We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective on January 1, 2017.  The adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Financial Statements, the notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, notes and report are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level.  We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2015, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out January 5-6, 2015, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	63	President, Chief Executive Officer, and Chairman

Dr. Abderrazzak Merzouki	52	Chief Operating Officer and Director

Camille Sebaaly	55	Chief Financial Officer, Secretary and Director

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

Dr. Abderrazzak Merzouki was appointed as a Director and our Chief Operating Officer in February 2015.  In addition to his new positions with our Company, since January 2015 he has been self-employed as a consultant in the fields of biotechnology and pharmacology.  From July 2007 through December 2015, Dr. Merzouki worked at the Institute of Biomedical Engineering in the Department of Chemical Engineering at Ecole Polytechnique de Montreal, where he taught and acted as a senior scientist involved in the research and development of plasmid and siRNA-based therapies.  Dr. Merzouki is a molecular biologist and an immunologist with extensive experience in the area of gene therapy where he performed several preclinical studies for pharmaceutical companies involving the use of adenoviral vectors for cancer therapy and plasmid vectors for the treatment of peripheral arterial occlusions.  Dr. Merzouki also has extensive expertise in the design of expression vectors, and production and purification of recombinant proteins.  He developed technologies for production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis and multiple sclerosis.  Dr. Merzouki obtained his Ph.D. in Virology and Immunology from Institut Armand-Frappier in Quebec and received his post-doctoral training at the University of British Columbia and the BC Center for Excellence in HIV/AIDS research.  Dr. Merzouki has over 30 publications and 70 communications in various, highly respected scientific journals in the field of cellular and molecular biology.  He will devote approximately 50% of his time to our business affairs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our best knowledge, all reports that were required to be filed were filed in a timely manner.

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

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Dr. Steve N. Slilaty,	2013	-	-	-	-		-
President, CEO	2014	-	-	-	-		-
	2015	-	-	-	$50,000	(1)	$50,000

Michele Di Turi, COO(2)	2013	-	-	-	-		-
	2014	$15,000	-	-	-		$15,000
	2015	$20,000	-	-			$20,000

(1)
In consideration for services valued at $50,000, Dr. Slilaty was issued 500,000 shares of Series “B” Preferred Stock having 1,000 votes per share.  The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a stated value of $0.10 per share.

(2)	Mr. Di Turi resigned his positions with us in February 2015.

Salaries are established by our Board of Directors.  We currently do not have a Compensation Committee but expect to have one in place in the future once we have independent directors.  We have not and do not expect to pay any other compensation to our current executive officers or directors until such time as we are able to secure adequate funding for our operations.

None of our employees are employed pursuant to an employment agreement.

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

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent Of Class

Common	Dr. Steve N. Slilaty(1) 579 rue Lajeunesse Laval, Quebec Canada H7X 3K4	530,702,067	(2)(3)	74.9%

Common	Dr. Abderrazzak Merzouki(1) 731 Place de l'Eeau Vive, Laval, Quebec, Canada H7Y 2E1	1,467,000		*

Common	Camille Sebaaly(1) 14464 Gouin West, #B Montreal, Quebec Canada H9H 1B1	234,373		*

Common	All Officers and Directors As a Group (3 persons)	532,403,440		75.2%

*	Less than 1%
(1)	Officer and Director of our Company.
(2)	Includes 30,317,694 shares held in the name of Advanomics. Dr. Slilaty is an officer, director and principal shareholder of Advanomics and as a result, controls the disposition of these shares.
(3)
Includes 500,000 shares of $0.10 par value Series “B” Preferred Stock. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share.  It gives the holder the right to 1,000 votes per share.  See “Certain Relationships and Related Transactions.”

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Effective October 8, 2015, we executed a Patent Purchase Agreement (the “October Purchase Agreement”), with Advanomics, a related party, pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 (the “US Patent”) for our anticancer compound, Adva-27a.  The October Purchase Agreement provided us with direct ownership of the US Patent, which includes all rights to this intellectual property within the United States.  Prior, we had been licensing the right to use the US Patent from Advanomics pursuant to the terms of an Exclusive License Agreement, as amended (the “Exclusive License Agreement”).  In consideration for the assignment of the US Patent, we agreed to make payments of twelve (12) consecutive annual payments of $360,000 starting in 2016.

Effective December 28, 2015, we executed a second Patent Purchase Agreement (the “December Purchase Agreement”), with Advanomics pursuant to which we acquired all of the right, title and interest in and to all of the remaining worldwide patent rights for issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for our anticancer compound, Adva-27a.  The purchase price paid by us for these patent rights was $12,822,499, which is payable pursuant to the terms of a secured promissory note, with quarterly payments of $70,000 in principal and interest beginning in March 2016 and continuing each consecutive calendar quarter thereafter through December 2020.  Advanomics was granted a security interest in both the US Patent and the Worldwide Patents until all payments due under the both Patent Purchase Agreements have been made.

Effective December 28, 2015, the parties agreed to amend both of the aforesaid Patent Purchase Agreements.  The relevant notes of the original Patent Purchase Agreements were cancelled and each replaced with a new convertible note.  The note applicable to the October Purchase Agreement now has a face value of $210,519, comprised of $155,940 in principal amount which is Advanomics’ book value of the US Patent, plus $54,579 as an adjustment for the currency exchange difference.  The new note pertaining to the December Purchase Agreement was replaced with a convertible note having a face value of $624,875, comprised of $462,870 in principal amount, which is Advanomics’ book value of the Worldwide Patents, plus $162,005 as an adjustment for the currency exchange difference.  Advanomics has retained a security interest in the Patents until such time as the automatic conversion of the new notes into Common shares is completed.

As a result of the aforesaid two transactions we now own all of the patents and rights throughout the world for Adva-27a.

We believe that purchase of the Patents would facilitate our ability to obtain the funding necessary to complete the development and FDA approval process for Adva-27a.  Entering into amendments (“Amendments”) of the original patent purchase agreements was subsequently believed to be necessary as the burdensome financial obligations imposed by the terms of the original Patent Purchase Agreements were not conducive to obtaining such financing, to the mutual detriment of both ourselves and Advanomics.  The Amendments amended the purchase price of the Patents, eliminated all cash payments obligations and replaced the non-convertible notes totaling $17,142,499 with convertible notes that will automatically convert into an aggregate of 321,305,415 shares of our Common Stock (representing approximately 59% of our issued and outstanding Common shares) once we successfully amend our Articles of Incorporation to increase our authorized capital of Common Stock to 3 billion.

Prior to the aforesaid patent purchase transactions we had been licensing our technology on an exclusive basis (“Exclusive License Agreement”) from Advanomics.  On December 21, 2011, we executed an amendment to the Exclusive License Agreement which waived a condition of termination and revised the consideration payable to Advanomics.  The original Exclusive License Agreement required us to exercise an option to purchase shares in Advanomics for aggregate consideration of $9,700,000.00 ($5.00 per share).  This obligation was waived and replaced with an annual licensing fee of $360,000.00 and reimbursement of R&D expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material as defined in the original Exclusive License Agreement.

We believe the financial terms of the two aforesaid patents purchase arrangements are more favorable to us than under the Exclusive License Agreement.  Our obligations under the Exclusive License Agreement required us to pay Advanomics a perpetual annual license fee of $360,000 and reimburse Advanomics for all R&D expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material (as defined in the Exclusive License Agreement).  The October Purchase Agreement terminated the Exclusive License Agreement and all obligations thereunder.

Certain members of our management, including Dr. Steve N. Slilaty, our President, CEO and a Director and Camille Sebaaly, our Secretary, CFO and a Director, hold similar positions with Advanomics.  We believe that the terms of the patent acquisitions are fair and reasonable and will result in a greater opportunity for us to obtain the funding necessary to complete the approval process of the FDA for Adva-27a.  However, there are no assurances this will occur and as of the date of this report, we have no binding commitment from any financing source to provide us with the funds necessary to complete the approval process.

During the fiscal year ended December 31, 2015, we authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock.  The Series “B” Preferred Stock is non-convertible, non-redeemable, and non-retractable, has a superior liquidation value of $0.10 per share and gives the holder the right to 1,000 votes per share.  All 500,000 shares of the Series “B” Preferred Stock were issued to Dr. Slilaty, our CEO, in exchange for services valued at $50,000.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of our former licensor, Advanomics, who continues to provide this space to us on a rent free basis as of the date of this Report.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  If and when we are able to secure financing we expect that we will lease our own office and laboratory space.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal year ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Audit Fees	$13,000	$10,260
	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$13,000	$10,260

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2015 and 2014 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

No.	Description	Filed With	Date
3.1	Articles of Incorporation	Form SB-2 Registration Statement	October 19, 2007
3.2	Bylaws	Form SB-2 Registration Statement	October 19, 2007
3.3	Articles of Amendment (Name Change)	Form 8-K Dated November 2, 2009	November 6, 2009
3.4	Statement of Share and Equity Capital Exchange	Form 10-Q For Quarter Ended 06/30/10	August 4, 2010
3.5	Articles of Amendment (Add Preferred and Series A Preferred to Authorized)	Form 10-Q For Quarter Ended 06/30/10	August 4, 2010
10.1	Share Exchange Agreement with Sunshine Biopharma, Inc.	Form 8-K Dated October 15, 2009	October 20, 2009
10.2	License Agreement with Advanomics, Inc.	Form 8-K/A1 Dated October 15, 2009	January 19, 2010
10.3	Amendment No. 1 to License Agreement with Advanomics, Inc.	Form 8-K/A1 Dated October 15, 2009	January 19, 2010
10.4	Research Agreement with The Research Foundation of the State University of New York	Form 8-K Dated January 17, 2011	January 19, 2011
10.5	Research Agreement with Jewish General Hospital	Form 8-K Dated June 14, 2011	June 17, 2011
10.6	Amendment No. 2 to License Agreement with Advanomics	Form 8-K Dated December 21, 2011	December 27, 2011
10.7	Investment Agreement with Dutchess Investment Group II	Form 8-K dated April 23, 2015	April 28, 2015
10.8	Registration Rights Agreement with Dutchess Investment Group II	“	“
10.9	Patent Purchase Agreement with Advanomics Corporation	Form 8-K dated October 8, 2015	October 9, 2015
10.10	Second Patent Purchase Agreement with Advanomics Corporation	Form 8-K dated December 28, 2015	December 28, 2015
10.11	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated October 8, 2015, including Secured Convertible Promissory Note.	Form 8-K dated March 14, 2016	March 14, 2016
10.12	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated December 28, 2015, including Secured Convertible Promissory Note	Form 8-K dated March 14, 2016	March 14, 2016
21.2	List of Subsidiaries	Form 10-K For FYE December 31, 2010	March 30, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

SUNSHINE BIOPHARMA, INC.

Dated: March 24, 2016	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2016.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Dr. Abderrazzak Merzouki
Dr. Abderrazzak Merzouki, Director

Sunshine Biopharma, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report
At December 31, 2015 and 2014

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine Biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. (“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Sunshine Biopharma, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 25, 2016

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets:

Cash and cash equivalents	$50,798	$143,423
Receivables and Prepaid expenses	3,111	-

Total Current Assets	53,909	143,423

Equipment (net of $479 depreciation)	4,314	-
Patents (net of $3,772 amortization)	615,038	-

TOTAL ASSETS	$673,261	$143,423

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of notes payable	305,178	480,124
Current portion of notes payable - related entity	835,394	-
Accounts payable	46,591	34,766
Accounts payable - related entity	80,487	-
Interest payable	2,656	16,113

Total Curent Liabilities	1,270,306	531,003

Long-term liabilities	-	-

TOTAL LIABILITIES	1,270,306	531,003

SHAREHOLDERS' EQUITY

Preferred Stock, Series A, $0.10 par value per share; Authorized 5,000,000 Shares; Issued and outstanding -0- shares at December 31, 2015 and 2014, respectively.	-	-

Preferred Stock, Series B $0.10 par value per share; Authorized 500,000 Shares; Issued and outstanding 500,000 and -0- shares at December 31, 2015 and 2014, respectively.	50,000	-

Common Stock, $0.001 par value per share; Authorized 500,000,000 Shares; Issued and outstanding 198,265,118 and 73,551,041 at December 31, 2015 and 2014, respectively	198,265	73,551

Capital paid in excess of par value	8,235,217	6,967,228

Accumulated other comprehesive (Loss)	740	-

Accumulated (Deficit)	(9,081,267)	(7,428,359)

TOTAL SHAREHOLDERS' EQUITY	(597,045)	(387,580)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$673,261	$143,423

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Operations and comprehensive loss

	December 31,	December 31,
	2015	2014

Revenue:	$1,708	$-

General & Administrative Expenses

Research and Development	8,657	327,000
Accounting	70,972	40,440
Amortization	3,772	-
Consulting	87,290	700,500
Consulting - officer	50,000	-
Depreciation	479	-
Director fees	20,000	15,000
Legal	130,325	268,335
Licenses	384,581	263,333
Office	11,431	25,738
Public Relations	-	105,000
Stock Transfer Fee	14,478	9,768

Total G & A	781,985	1,755,114

(Loss) from operations	(780,277)	(1,755,114)

Other (expense):
Interest expense	(307,211)	(140,916)
Loss on conversion of notes payable	(575,144)	(38,180)
Gain from foreign exchange transactions	204	-
Gain on notes payable interest write off	9,520	-

Total Other (Expense)	(872,631)	(179,096)

Net (loss)	$(1,652,908)	$(1,934,210)

Basic (Loss) per common share	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding	122,278,909	66,131,657

Net Income (Loss)	$(1,652,908)	$(1,934,210)
Other comprehensive income:
Gain from foreign exchange transactions	740	-
Comprehensive (Loss)	(1,652,168)	(1,934,210)

Basic (Loss) per common share	$(0.01)	(0.03)

Weighted Average Common Shares Outstanding	122,278,909	66,131,657

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Cash Flows

	December 31,	December 31,
	2015	2014
Cash Flows From Operating Activities:

Net (Loss)	$(1,652,168)	$(1,934,210)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization & Depreciation	4,251	-
Stock issued for services	116,500	1,258,006
Loss on conversion of notes payable	575,144	38,180
Stock issued for payment of interest	12,886	75,000
(Increase) in prepaid expenses	(3,111)	-
Increase in Accounts Payable	11,824	10,957
Increase in Accounts Payable - related entity	80,487	-
Increase (Decrease) in interest payable	(13,457)	13,472

Net Cash Flows (used) in operations	(867,644)	(538,595)

Cash Flows From Investing Activities:
Purchase equipment	(4,793)	-
Purchase of patents	(618,810)	-

Net Cash Flows (used) in Investing activities	(623,603)	-

Cash Flows From Financing Activities:

Proceed from note payable	232,840	395,000
Note payable used to pay expenses	12,160	63,333
Note payable used to pay origionation fees & interest	81,678	39,111
Note payable related entity for patent purchase	835,394	-
Sale of common stock	236,550	153,334

Net Cash Flows provided by financing activities	1,398,622	650,778

Net Increase (Decrease) In Cash and cash equivalents	(92,625)	112,183
Cash and cash equivalents at beginning of period	$143,423	31,240

	$50,798	$143,423
Supplementary Disclosure Of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Stock issued for services	$116,500	$1,258,006
Stock issued for note conversions	$977,485	$68,000
Stock issued for interest	$19,528	$75,000
Stock issued for payment of expenses	$-	$-
Loan proceeds used to pay expenses	$57,828	$50,000

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Statement of Shareholders' Equity

	Number Of		Capital Paid	Number Of		Stock
	Common	Common	in Excess	Preferred	Preferred	Subscription	Comprehensive	Accumulated
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Receivable	Income	(Deficit)	Total
Balance at December 31, 2013	60,299,061	$60,299	$5,426,140	-	$-	$-	$-	$(5,494,149)	$(7,710)

Common stock issued for cash	1,196,900	1,197	152,137						153,334

Common stock issued for services	9,655,080	9,655	1,248,351						1,258,006

Common stock issued for the reduction of note payable	1,900,000	1,900	66,100						68,000

Common stock issued for prepaid interest	500,000	500	74,500						75,000

Net (Loss)	-	-	-					(1,934,210)	(1,934,210)

Balance at December 31, 2014	73,551,041	$73,551	$6,967,228	-	$-	$-	$-	$(7,428,359)	$(387,580)

Common stock issued for cash	20,000,000	20,000	216,550						236,550

Common stock issued for services	1,800,000	1,800	64,700						66,500

Perferred stock series "B" issued for services				500,000	50,000				50,000

Common stock issued for the reduction of note payable and payment of interest	102,914,077	102,914	986,739						1,089,653

Net Income (Loss)	-	-	-				740	(1,652,908)	(1,652,168)
Balance at December 31, 2015	198,265,118	$198,265	$8,235,217	500,000	$50,000	$-	$740	$(9,081,267)	$(597,045)

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014

Note 1 – Description of Business

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

In July 2014 the Company formed a wholly owned Canadian Subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) for the purposes of conducting pharmaceutical business in Canada and elsewhere around the globe.  Sunshine Canada is currently working on securing a Drug Establishment License from Health Canada and signing manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals for sale in Canada and overseas.  Sunshine Biopharma, Inc., Sunshine Etopo, Inc. and Sunshine Canada are hereinafter referred to collectively as the "Company".

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

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $50,798 and $143,423 as of December 31, 2015 and December 31, 2014, respectively.  At times such cash balances may be in excess of the FDIC limit of $250,000.

PROPERTY AND EQUIPMENT

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows.  As of December 31, 2015 and 2014, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes.  Their estimated useful lives are as follows:

Office Equipment:	5-7 Years
Laboratory Equipment	5 Years
Vehicles	5 Years

INTELLECTUAL PROPERTY RIGHTS - PATENTS

The cost of patents acquired is capitalized and will be amortized over the shorter of the term of the patent life, 20 years, or the remaining life of the underlying patents.

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the assets against the estimated undiscounted future cash flows associated with it.

There was not any impairment loss for the year ended December 31, 2015.

Should the sum of the expected cash flows be less than the carrying amount of assets being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying amount of the assets, exceed fair value.  Estimated amortization of intangible assets over the next five years is as follows:

December 31,

2016	$59,625
2017	59,625
2018	59,625
2019	59,625
2020	59,625
$298,125

EARNINGS PER SHARE

The Company has adopted the Financial Accounting Standards Board (FASB) ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share.  Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

Other than the automatically convertible promissory notes held by Advanomics Corporation (“Advanomics”), a related party (See Notes 4, 10 and 11) there were no potentially dilutive instruments outstanding during the interim period ended December 31, 2015 or the year ended December 31, 2014.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority.  For tax positions not meeting the threshold, no financial statement benefit is recognized.  As of December 31, 2015, the Company had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses.  The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception.  To date, the Company has not incurred any interest or tax penalties.

For federal tax purposes, the Company’s 2012 through 2014 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

FOREIGN CURRENCY

The Company has operations in Canada, however the functional and reporting currency is in U.S. dollars. To come to this conclusion the Company considered the direction of ASC section 830-10-55.

Selling Price and Market – As a wholly owned subsidiary is located in Canada, the Company is performing consulting services to Canadian based customers.  The Company has not had any product sales but anticipates that its sales will be paid in U.S. dollars. This indicates the functional currency is U.S. dollars.

Financing – The Company’s financing has been generated almost exclusively in U.S. dollars.  This indicates the functional currency is U.S. dollars.

Expenses – The majority of expenses are paid in U.S. dollars.  The expenses generated in Canada are paid by a cash transfer from the U.S. when the expenses are due, resulting in very little foreign currency exposure.  This indicates the functional currency is U.S. dollars.

Numerous Intercompany Transactions – The Company has transactions each month between the U.S. and the Canadian subsidiary. This indicates the functional currency is U.S. dollars.

Due to the functional and reporting currency both being in U.S. dollars, ASC 830-10-45-17 states that a currency translation is not necessary.  However, a translation gain of $740 resulting from the operations of the Company’s Canadian subsidiary has been realized and recorded as Comprehensive Income.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, notes receivables, deposits, and trade receivables.  The Company places its cash equivalents with high credit quality financial institutions.  As of December 31, 2015 and 2014 there were no trade receivables.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments.  ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  As of December 31, 2015 and 2014, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date.  The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2015 and 2014.

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

BASIC AND DILUTED NET GAIN (LOSS) PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share.  ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding.  Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive.  As the Company incurred net losses for the year ended December 31, 2015 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2015 and 2014.

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

In August 2014, FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern.  If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or events, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.  The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017.  The adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company had an accumulated deficit of approximately $9,081,267 and $7,428,359 at December 31, 2015 and 2014, respectively, had a net loss of approximately, $1,652,908 for the year ended December 31, 2015 and a net loss of $1,934,210 for the fiscal year ended December 31, 2014, and negative Shareholders’ Equity of approximately $597,045 and $387,580 at December 31, 2015 and 2014, respectively.

These matters, among others, raise substantial doubt about our ability to continue as a going concern.  While the Company’s cash position may not be significant enough to support the Company’s daily operations, Management intends to raise additional funds by way of equity and/or debt financing to fund operations.

DIRECTOR AND OFFICER COMPENSATION

Through the period ended December 31, 2015, the Company issued 500,000 shares of Series “B” Preferred Stock to an Officer valued at $50,000 or $0.10 per share and paid $20,000 in cash to another Officer.  For the period ended December 31, 2014, a Director received $15,000 in cash compensation.

LEGAL FEES

During the years ended December 31, 2015 and 2014, legal fees were incurred largely as a result of services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission and litigation in which it was involved.

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through March 21, 2016, which is the date the Financial Statements were available to be issued.

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

Note 4 – Patents

A summary of the Patents at December 31, 2015 and 2014, are as follows:

During the fiscal year ended December 31, 2014, the Company operated under an exclusive license from a related party, Advanomics, for U.S. Patent Number 8,236,935 (the “US Patent”) covering Adva-27a, the Company’s anticancer compound.  On October 8, 2015, the Company acquired the US Patent from Advanomics in exchange for an interest-free note payable for $4,320,000.  Effective December 28, 2015, the parties executed an amendment pursuant to which this note payable for $4,320,000 was cancelled and replaced with a new interest-free convertible note in the principal amount of $210,519.  The new note is automatically convertible into 80,968,965 shares of the Company’s Common Stock upon the Company increasing its authorized capital to a level that would permit the issuance of such shares.

On December 28, 2015 the Company acquired the remaining worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Adva-27a anticancer compound from Advanomics in exchange for a note payable for $12,822,499.  Subsequently, the parties executed an amendment pursuant to which this note payable for $12,822,499 was cancelled and replaced with a new interest-free convertible note in the principal amount of $624,875.  The new note is automatically convertible into 240,336,451 shares of the Company’s Common Stock upon the Company increasing its authorized capital to a level that would permit the issuance of such shares.  The effective date of this amendment is December 28, 2015.  The US Patent and the Worldwide Patents are herein referred to as the “Patents.”

In related party transactions, patents are required to be booked at the Seller’s cost (or lower, if such is the case) less total amortization through the date of transfer.  The Patents were transferred from Advanomics, a related party, to the Company for $618,810 which is the U.S. dollar equivalent of Advanomics’ cost of $856,248 Canadian.  The R&D that was incurred by Advanomics was expensed by Advanomics as incurred and therefore was not included in the cost of the Patents.  Patents expire 20 years from the priority date and are therefore amortized over 20 years.  The issued Patents expire on April 25, 2026 and therefore have approximately 10 years remaining on their useful life.

	December 31, 2015	December 31, 2014

Adva-27a US Patent	$155,940	$-0	-
Adva-27a Worldwide Patents	$462,870	$-0	-

Total	$618,810	$-0	-
Less: accumulated amortization	(3,772)	(-0	-)
Total	$615,038	$-0	-

Note 5 – Capital Stock

The Company’s authorized capital is comprised of 500,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time.  Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series “A” Preferred Stock (“Series A”).  The Series A is convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the Common Stock.  During the year ended December 31, 2015 the Company authorized 500,000 shares of $0.10 par value Series “B” Preferred stock (“Series B”).  The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable.  It has superior liquidation rights to the Common Stock at $0.10 per share and gives the holder the right to 1,000 votes per share.  Through December 31, 2015 and December 31, 2014, the Company has issued and outstanding a total of 198,265,118 and 73,551,041 shares of Common Stock, respectively.  Through the same periods, the Company has issued and outstanding a total of -0- and -0- shares of Series A Preferred Stock and 500,000 and -0- shares of Series B Preferred Stock, respectively.

During the fiscal year ended December 31, 2015 the Company issued 124,714,077 shares of Common Stock.  Of these, 102,914,077 were issued for the conversion of $501,624 in debt and $12,886 in interest.

In addition, the Company sold 20,000,000 shares of Common Stock for cash of $236,550 and issued 1,800,000 shares of Common Stock in exchange for services valued at $66,500.

During the fiscal year ended December 31, 2014, the Company issued 2,590,426 shares of Common Stock for the conversion of $513,000 in debt and interest of $5,086.  The Company sold 1,000,000 shares of common stock for cash of $195,000 and issued 5,292,543 shares of Common Stock in exchange for services valued at $1,151,310.

The Company has declared no dividends through December 31, 2015.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share:

	For the Years Ended December 31,
	2015	2014
Net (loss) attributable to common stockholders	$(1,652,908)	$(1,934,210)
Basic weighted average outstanding shares of common stock	122,278,909	66,131,657
Dilutive effects of common share equivalents	0	0
Dilutive weighted average outstanding shares of common stock	122,278,909	66,131,657

Net loss per share of common stock
Basic and Diluted	$(0.01)	$(0.03)

Note 7 – Issuance of Series “B” Preferred Stock

During the fiscal year ended December 31, 2015, the Company authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock. The stock gives the holder the right to 1,000 votes per share. All 500,000 shares of Series “B” Preferred Stock were issued to the CEO of the Company in exchange for services valued at $50,000 (See also Note 5).

Note 8 – Income Taxes

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

The Company follows FASB Statement Accounting Standards Codification No. 740, “Accounting for Income Taxes”, which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Short-term	$0	$0
Long-term	0	0
Total deferred tax asset	$0	$0
Deferred tax liabilities:
Short-term	$0	$0
Long-term	0	0
Total deferred tax liabilities	$0	$0
Total deferred tax assets	0	0
Net deferred tax liability	$0	$0

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31, 2015		December 31, 2014
	Temporary	Tax	Temporary	Tax
	Difference	Effect	Difference	Effect
Deferred tax assets:
Net operating loss	$9,081,267	$6,172,980	$6,967,228	$2,664,887
Valuation allowance	(9,081,267)	(6,172,980)	(6,967,228)	(2,664,887)

Total deferred tax asset	0	0	0	0

Deferred tax liabilities:

Total deferred liability	0	0	0	0

Net deferred tax asset	$0	$0	$-	$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2015 and December 31, 2014, the Company had approximately $8,965,443 and $6,967,228, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029.  A deferred tax asset at each date of approximately $6,172,980 and $2,664,887 resulting from the loss carryforwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the period ended December 31, 2015 and December 31, 2014 was approximately and $843,206.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2015	2014
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate,

net of federal benefit	4.63%	4.63%
Net rate	38.63%	38.63%

Net operating loss used	0.00%	0.00%
Net operating loss for which no tax
benefit is currently available	-38.63%	-38.63%
	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2012, 2013, and 2014, although, the statute of limitations for the 2012 tax year will expire effective March 15, 2016. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Note 9 – Notes Payable

	2015	2014

Note Payable - Face Value $12,500 with interest of 12% due December 31, 2016. On December 31, 2015, the Company renewed this note with the addition of accrued interest amounting to $6,642. The new Note has a Face Value of $19,142 and accrues interest at 12%. The new Note, due June 30, 2016, is convertible anytime from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. Any gain or loss will be recognized at conversion.	$19,142	$12,500

Note Payable - Face Value $128,000 with interest of 10% was due May 27, 2015. Issued on November 27, 2014 at a premium and convertible from issuance into $0.001 par value common stock at a price of $0.20 per share. On June 30, 2015 the Company renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new Note has a Face Value of $161,140, an origination fee of $32,228 and accrues interest at 12%. The new Note, due December 31, 2015, is convertible anytime from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. On December 31, 2015, the Company renewed this note with the addition of accrued interest amounting to $9,668 and an origination fee of $32,228. The new Note has a Face Value of $203,036 and accrues interest at 12%. The new Note, due June 30, 2016, is convertible anytime from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. Any gain or loss will be recognized at conversion.	$203,036	$128,000

Note Payable – Original Face Value of $100,000 with origination fees of $11,111, due November 7, 2014. The Note with interest thereon is convertible after 180 days from issuance into $0.001 par value Common Stock at a price of 35% below market value. At November 7, 2014 the note was increased by the origination fees of $11,111 and accrued interest of $3,024 and other fees of $10,309 and became a convertible note with a principal balance of $124,444. After November 7, 2014, $29,820 of principal was converted into 1,900,000 shares of common stock leaving a principal balance of $94,624. As of December 31, 2015 the note was fully converted into $0.001 par value Common Stock. In connection therewith, 11,513,839 shares of $0.001 Common Stock valued at $242,415 were issued reducing the debt by $94,624 and generating a loss on conversion of $147,791 and interest write off of $6,648 for a total net loss of $141,143.	0	$94,624

Note Payable - Face Value 113,500 with interest of 8% due June 8, 2015. Convertible after 180 days from issuance into $0.001 par value Common Stock at a price of 35% below market value. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. The note was fully converted into $0.001 par value Common Stock during the period ended December 31, 2015. In connection therewith, 12,395,296 shares of $0.001 par value Common Stock valued at $203,144 were issued generating a loss of $89,644 on conversion.	0	$113,500

Note Payable - Face Value $53,500 with interest of 8% due August 17, 2015. Convertible after 180 days from issuance into $0.001 par value Common Stock at a price of 35% below market value. The Note, $53,500 in principal and $2,140 in interest was converted into $0.001 par value Common Stock during the year ended December 31, 2015. In connection therewith, 4,622,793 shares of $0.001 par value Common Stock valued at $88,777 were issued generating a loss of $33,137 on conversion	0	$53,500

Note Payable - Face Value $78,000 with interest of 8% due November 14, 2015. Convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, $78,000 in principal and $4,266 in interest was fully converted into $0.001 par value Common Stock during the period ended December 31, 2015. In connection therewith, 10,509,128 shares of $0.001 par value Common Stock valued at $128,972 were issued generating a loss of $89,105 on conversion.	0	$78,000

In April 2015 the Company received monies in exchange for a note having a Face Value of $83,500 with interest at 8% is due January 23, 2016. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, including $83,500 of principal and $3,340 in interest, was fully converted into $0.001 par value Common Stock during the period ended December 31, 2015. In connection therewith, 31,150,733 shares of $0.001 par value Common Stock valued at $161,442 were issued generating a loss of $74,602 on the conversion.	0	0

In May 2015 the Company received monies in exchange for a note having a Face Value of $78,500 with interest accruing at 8% is due March 1, 2016. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, including $78,500 in principal and $3,140 in interest was fully converted into $0.001 par value Common Stock during the period ended December 31, 2015. In connection therewith, 32,722,288 shares of $0.001 par value Common Stock valued at $110,337 were issued generating a loss of $28,697 on conversion.	0	0

In August 2015 the Company received monies in exchange for a note having a Face Value of $83,000 with interest at 8% is due May 7, 2016. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.	83,000	0

	$305,178	480,124
Less: current portion	$(305,178)	(480,124)

Long-term debt	$0	$0

Interest expense for the years ended December 31, 2015 and 2014 was $90,627 and $140,916, respectively which includes origination fees of $57,828 and $39,111 respectively.  The balance of interest payable at December 31, 2015 and 2014 was $2,656 and $16,113, respectively.  Loss on conversion of notes payable for the years ended December 31, 2015 and 2014 was $575,144 and $38,180, respectively.

Note 10 – Notes Payable Related Entity

On October 8, 2015 the Company acquired U.S. Patent Number 8,236,935 (the “Patent”) for the anticancer compound, Adva-27a, which includes all rights to this intellectual property within the United States in exchange for an interest-free note payable for $4,320,000 with annual payments of $360,000 due and payable on or before December 31, commencing in 2016 and continuing until paid in full. The note is collateralized by the Patent. Pursuant to an amended agreement effective December 28, 2015, this note was cancelled and replaced with a new note having a face value of $210,519, comprised of $155,940 in principal amount which is Advanomics’ book value of the Patent plus $54,579 as an adjustment for the currency exchange difference. This interest-free new note is automatically convertible into 80,968,965 shares of the Company’s $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance.
	$210,519	0

On December 28, 2015 the Company acquired worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Patents”) for the anticancer compound, Adva-27a, which include all worldwide rights to this intellectual property in exchange for a note payable for $12,822,499, with interest accruing at 2% per year beginning January 1, 2016 and quarterly payments of $70,000 plus interest commencing the end of March 2016 and continuing until December 2020 when the entire principal balance and all accrued interest will be due. The note is collateralized by the Patents. Pursuant to an amended agreement, effective December 28, 2015, this note was cancelled and replaced with a new convertible note having a face value of $624,875, comprised of $462,870 in principal amount which is Advanomics’ book value of the Patents, plus a $162,005 amount as an adjustment for the currency exchange difference. This interest-free new note is automatically convertible into 240,336,451 shares of $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance.
	$624,875	0

	$835,394	0
Less: current principal portion	0	0
Long-term debt	$835,394	0

Note 11 – Related Party Transactions

On October 8, 2015, the Company executed a Patent Purchase Agreement (the “October Purchase Agreement”) with Advanomics, a related party, pursuant to which the Company acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 (the “US Patent”) for the anticancer compound, Adva-27a.  The October Purchase Agreement provides the Company with direct ownership of the US Patent, which includes all rights to this intellectual property within the United States.  Prior, the Company had been licensing the right to use the US Patent from Advanomics pursuant to the terms of a License Agreement, as amended (the “License Agreement”).  The October Purchase Agreement terminated the License Agreement and eliminated the annual payments of $360,000 in licensing fees.

Pursuant to the October Purchase Agreement, the purchase price paid by the Company for the US Patent was $4,320,000 payable with twelve annual payments of $360,000 in principal only due on or before December 31, 2016 beginning in 2016 and continuing through December 31, 2028.

Effective December 28, 2015, the parties executed an amendment to the October Purchase Agreement in which the $4,320,000 note payable was cancelled and replaced with a new convertible note having a face value of $210,519, comprised of $155,940 in principal amount which is the Seller’s book value of the US Patent plus $54,579 as an adjustment for the currency exchange difference.  This interest-free new note is automatically convertible into 80,968,965 shares of the Company’s $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance.  Advanomics has retained a security interest in the US Patent until such time as the automatic conversion of the new note into Common shares is completed.

On December 28, 2015, the Company executed a Patent Purchase Agreement (the “December Purchase Agreement”) with Advanomics, a related party, pursuant to which the Company acquired all of the right, title and interest in and to all of the remaining worldwide patent rights under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Company’s anticancer compound, Adva-27a.  The Company had previously acquired the US Patent from Advanomics in October 2015.  As a result of the December Purchase Agreement the Company now owns all of the patent rights throughout the world for Adva-27a.

Pursuant to the December Purchase Agreement, the purchase price paid by the Company for the Worldwide Patents was $12,822,499, payable with quarterly payments of $70,000 in principal and interest at the rate of 2% per annum due each quarter beginning at the end of March 2016 and continuing each consecutive calendar quarter thereafter through December 31, 2020 when the note together with all accrued interest will be due in full.

Effective December 28, 2015 the parties executed an amendment to the December Purchase Agreement in which the $12,822,499 note payable was cancelled and replaced with a new note having a face value of $624,875, comprised of $462,870 in principal amount which is the Seller’s book value of the Worldwide Patent plus $162,005 as an adjustment for the currency exchange difference.  This interest-free new note is automatically convertible into 240,336,451 shares of the Company’s $0.001 par value

Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance.  Advanomics has retained a security interest in the Worldwide Patents until such time as the automatic conversion of the new note into Common shares is completed.

Certain members of the Company’s management, including Dr. Steve N. Slilaty, our President, CEO and a Director and Camille Sebaaly, our CFO, Secretary and a Director, hold similar positions with Advanomics.  The Company believes that the patent acquisitions will result in a greater opportunity for securing the necessary financing to complete the development and FDA approval process for Adva-27a.

Note 12 – Subsequent Events

On January 8, 2016, the holder of a convertible note having a principal balance of $203,036 on December 31, 2015, elected to convert $38,036 in principal amount into 7,705,186 shares of $0.001 par value Common Stock, leaving a principal balance of $165,000.

On February 18, 23, 24, and 29, 2016, the holder of a convertible note having a principal balance of $83,000 on December 31, 2015, elected to convert all of the principal amount of $83,000 and $3,320 in accrued interest into 9,905,959 shares of $0.001 par value Common Stock, leaving a principal balance of $-0-.

On February 24, 2016, the Company sold 7,000,000 shares of $0.001 par value Common Stock for $105,000 Canadian (approximately $76,104 US) under Regulation S exemption to fund the previously announced generic pharmaceuticals operations.

The Company plans to increase its authorized capital to 3 billion shares of Common Stock and 30 million shares of Preferred Stock as soon as practicable.