Form 10-Q
period 2016-03-31
Sunshine Biopharma, Inc
filed 2016-05-09
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 9, 2016, was 268,876,353 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	Unaudited	Audited
	March 31,	December 31,
	2016	2015
ASSETS

Current Assets:

Cash and cash equivalents	$123,337	$50,798
Receivables and prepaid expenses	103,155	3,111

Total Current Assets	226,492	53,909

Equipment (net of $695 and $479 depreciation resepctively)	4,098	4,314
Patents (net of $18,800 and $3,772 amortization respectively)	600,010	615,038

TOTAL ASSETS	$830,600	$673,261

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current portion of note payable	269,142	305,178
Current portion of note payable - related party	835,394	835,394
Accounts payable	24,475	46,591
Accounts payable - related party	50,487	80,487
Interest payable	6,490	2,656

Total current liabilities	1,185,988	1,270,306

TOTAL LIABILITIES	1,185,988	1,270,306

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share; Authorized 850,000 Shares; Issued and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share; Authorized 500,000 Shares; Issued and outstanding 500,000 shares.	50,000	50,000

Common Stock, $0.001 per share; Authorized 500,000,000 Shares; Issued and outstanding 232,876,353 and 198,265,118 at March 31, 2016 and December 31, 2015 respectively	232,876	198,265

Capital paid in excess of par value	8,757,548	8,235,217

Accumulated comprehensive income	(9,251)	740

Accumulated (Deficit)	(9,386,561)	(9,081,267)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(355,388)	(597,045)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$830,600	$673,261

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations and Comprehensive Loss

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	Match 31,	Match 31,
	2016	2015

Revenue:	$-	$-

General & Administrative Expenses

Accounting	6,800	5,400
Amortization & depreciation	15,244	-
Consulting	14,184	20,000
Legal	28,099	42,851
Licenses	-	50,000
Office	3,269	3,424
Stock Transfer Fee	2,086	3,150

Total G & A	69,682	124,825

(Loss) from operations	(69,682)	(124,825)

Other Income (expense):
Forign exchange gain	-	-
Interest expense	(6,954)	(169,542)
Litigation settlement proceeds	25,000
Loss on debt conversions	(253,658)	-

Total Other (Expense)	(235,612)	(169,542)

Net (loss)	$(305,294)	$(294,367)

Basic (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	215,596,040	64,688,934

Net Income (Loss)	$(305,294)	$(294,367)
Other comprehensive income:
Unrealized Gain (Loss) from Foreigh Exchange Translations	(9,991)	-
Comprehensive (Loss)	(315,285)	(294,367)

Basic (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	215,596,040	78,942,780

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	Match 31,	Match 31,
	2016	2015
Cash Flows From Operating Activities:

Comprehensive (Loss)	$(305,294)	$(294,367)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation and amortization	15,244	-
Stock issued for licenses, services, and other assets	-	-
Stock issued for payment interest	3,120	-
Loss on debt conversion	253,658	-
Stock issued for payment of expenses	-	166,154
(Increase) in prepaid expenses	(44)	-
Increase (decrease) in Accounts Payable	(52,116)	11,830
Increase in interest payable	3,834	3,387

Net Cash Flows (used) in operations	(81,598)	(112,996)

Cash Flows From Investing Activities:

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Proceed from note payable	82,000	-
Note payable used to pay origionation fees & interest	3,000	-
Sale of common stock	79,128	118,275

Net Cash Flows provided by financing activities	164,128	118,275

Net Increase (Decrease) In Cash and cash equivalents	82,530	5,279
Foreign currency translation adjustment	(9,991)
Cash and cash equivalents at beginning of period	50,798	143,423

Cash and cash equivalents at end of period	$123,337	$148,702

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$100,000	$-
Stock issued for note conversions including interest	$377,814	$333,144
Stock issued for interest	$-	$2,817
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Periods Ended March 31, 2016

Note 1 – Descriptions of Business

Mountain West Business Solutions, Inc. (“MWBS”) was incorporated on August 31, 2006, in the State of Colorado.  Sunshine Etopo, Inc. (formerly Sunshine Biopharma, Inc.) was incorporated in the State of Colorado on August 17, 2009.  Effective October 15, 2009, MWBS was acquired by Sunshine Etopo, Inc. in a transaction classified as a reverse acquisition.  MWBS concurrently changed its name to Sunshine Biopharma, Inc. The financial statements represent the consolidated activity of Sunshine Biopharma, Inc. and Sunshine Biopharma Canada Inc.  Sunshine Biopharma, Inc. and Sunshine Biopharma Canada Inc. are hereinafter referred to collectively as the "Company".  The Company was formed for the purposes of conducting research, development and commercialization of drugs for the treatment of various forms of cancer.  The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statement of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $123,337 and $50,798 as of March 31, 2016 and December 31, 2015, respectively.  At times such cash balances may be in excess of the FDIC limit of $250,000.

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

Other than the Notes Payable specified under Note 5 below, there were no potentially dilutive instruments outstanding during the interim period ended March 31, 2016 or the year ended December 31, 2015.

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

FOREIGN CURRENCY

The Company has operations in Canada; however, the functional and reporting currency is in U.S. dollars.  To come to this conclusion the Company considered the direction of ASC section 830-10-55.

Selling Price and Market – As an office is located in Canada; the Company is performing consulting services to Canadian based customers on a limited basis.  The Company has not had any product sales but anticipates 100% of its customers will be in the United States and these sales are paid in U.S. dollars.  This indicates the functional currency is U.S. dollars.

Financing – The Company’s financing has been generated largely in U.S. dollars from the United States.  This indicates the functional currency is U.S. dollars.

Expenses – The majority of expense are paid in U.S. dollars. The expenses generated in PRC are paid by a monthly or weekly cash transfer from the U.S. when the expenses are due, resulting in very little foreign currency exposure.  This indicates the functional currency is U.S. dollars.

Intercompany Transactions – The Company has a few transactions each month between the U.S. and Canadian office.  This indicates the functional currency is U.S. dollars.

Due to the functional and reporting currency both being in U.S. dollars, ASC 830-10-45-17 states that a currency translation is not necessary.

REVENUE RECOGNITION

The Company is focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  The Company does not expect to generate revenues until clinical trials of its proposed products are completed.  Once completed, revenues would be recognized as its technology is licensed or sold or its products become marketable.  The Company recognizes revenues on consulting services, if any, at the time the service is rendered.

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

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, to attain profitable operations.  The Company will need to secure additional funds through various means, including equity and debt financing or any similar financing.  There can be no assurance that the Company will be able to obtain additional debt or equity financing, if and when needed, on terms acceptable to the Company, or at all.  Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs.  The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

See the Notes in the 2015 10-K consolidated financial statements for a complete summary of the Company’s significant accounting policies.

Note 3 – Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2016 was taken from the books and records of the Company without audit.  However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented.  The results of operations for the three month interim period ended March 31, 2016 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2016.  Patents are reviewed quarterly for possible impairment.  For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

Note 4 – Notes Payable

A Note having a Face Value of $19,142 was entered into on December 31, 2015.  This Note accrues interest at the rate of 12% per annum and a total of $574 in accrued interest was expensed during the quarter ended March 31, 2016.  This is a Non-convertible Note due on December 31, 2016.

A Note having a principal balance of $83,000 as of December 31, 2015 was fully converted, together with $3,320 of accrued interest thereon, into $0.001 par value Common Stock during the three month period ended March 31, 2016.  In connection therewith, 9,906,049 shares of $0.001 par value Common Stock valued at $146,658 were issued generating a loss of $63,658 on conversion.

A Note having a Face Value $203,036 with interest of 12% is due June 30, 2016.  This Note is convertible after December 31, 2015 into $0.001 par value Common Stock at a price 35% below market value.  During the period ended March 31, 2016, a total of $38,036 in principal was converted into $0.001 par value Common Stock leaving a principal balance of $165,000.  In connection this conversion, 7,705,186 shares of $0.001 par value Common Stock valued at $231,156 were issued generating a loss of $193,120 on conversion.

On February 18, 2016, the Company received monies in exchange for a note due November 18, 2016 having a Face Value of $85,000 and accruing interest at 8%.  The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

At March 31, 2016 and December 31, 2015 accrued interest on Notes Payable was $6,490 and $2,656, respectively.  All accrued interest was expensed.

Note 5 – Notes Payable Related Entity

On October 8, 2015, the Company acquired from Advanomics Corporation (a related party) U.S. Patent Number 8,236,935 (the “Patent”) for the anticancer compound, Adva-27a, which includes all rights to this intellectual property within the United States in exchange for an interest-free note payable for $4,320,000 with annual payments of $360,000 due and payable on or before December 31, commencing in 2016 and continuing until paid in full.  The note is collateralized by the Patent.  Pursuant to an amendment agreement effective December 28, 2015, this note was cancelled and replaced with a new note having a face value of $210,519, comprised of $155,940 in principal amount which is the seller’s (Advanomics Corporation, a related party) book value of the Patent plus $54,579 as an adjustment for the currency exchange difference, which was expensed immediately.  This new, interest-free Note is automatically convertible into a fixed number of 80,968,965 shares of the Company’s $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance.  However, if the Company does not increase its capitalization within 90 days from the date of the Note, interest will begin to accrue at the rate of 10% per annum.

On December 28, 2015, the Company acquired from Advanomics Corporation (a related party) the worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Patents”) for the anticancer compound, Adva-27a, which include all worldwide rights to this intellectual property in exchange for a note payable for $12,822,499, with interest accruing at 2% per year beginning January 1, 2016 and quarterly payments of $70,000 plus interest commencing the end of March 2016 and continuing until December 2020 when the entire principal balance and all accrued interest will be due.  The note is collateralized by the Patents.  Pursuant to an amendment agreement, effective December 28, 2015, this note was cancelled and replaced with a new convertible note having a face value of $624,875, comprised of $462,870 in principal amount which is the seller’s (Advanomics Corporation, a related party) book value of the Patents, plus a $162,005 amount as an adjustment for the currency exchange difference, which was expensed immediately.  This new, interest-free Note is automatically convertible into a fixed number of 240,336,451 shares of $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance.  However, if the Company does not increase its capitalization within 90 days from the date of the Note, interest will begin to accrue at the rate of 10% per annum.

Note 6 – Issuance of Common Stock

At March 31, 2016 the Company had issued and outstanding 232,876,353 shares of $0.001 par value Common Stock.  During the three months ended March 31, 2016, the Company issued a total of 34,611,235 shares of $0.001 par value Common Stock.  Of these, 17,611,235 shares having a market value of $377,814 have been issued reducing debt by $121,036 and interest payable by $3,120 and generating a loss on conversion of $253,658 for the period ended March 31, 2016.  The Company issued 7,000,000 shares of $0.001 par value Common Stock for $105,000 Canadian (approximately $79,128 US).  For services to be rendered, the Company issued 10,000,000 shares of $0.001 par value Common Stock having a market value of $100,000 or $0.01 per share, to an unaffiliated company that is assisting the Company in the development of manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals and biomedical products in Canada.  These services are for a two year period and will be expensed ratably over a 24 month period commencing April 1, 2016.

The Company declared no dividends through March 31, 2016.

Note 7 – Issuance of Series “B” Preferred Stock

During the year ended December 31, 2015, the Company authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock.  The Series “B” Preferred Stock is non-convertible, non-redeemable and non-retractable.  It has superior liquidation rights to the Common Stock at $0.10 per share and gives the holder the right to 1,000 votes per share.  All 500,000 shares of Series “B” Preferred Shares were issued to the CEO of the Company in exchange for services valued at $50,000.

Note 8 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings per Share”.  Other than the shares to be issued for the purchased patents as specified under Note 5 above, the Company has no potentially dilutive instruments outstanding.

Note 9 – Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 10 – Income Taxes

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

At the year ended December 31, 2015, and the three month period ended March 31, 2016, the Company had approximately $9,386,561 and $9,081,267, respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2026.  A deferred tax asset at each date of approximately $3,626,029 and $3,508,093 respectively resulting from the loss carry forwards has been offset by a 100% valuation allowance.  The change in the valuation allowance for the periods ended March 31, 2016 and December 31, 2015 was approximately $117,936 and $843,206, respectively.

Note 11 – Related Party Transactions

On October 8, 2015, the Company acquired from Advanomics Corporation (a related party) U.S. Patent Number 8,236,935 (the “Patent”) for the anticancer compound, Adva-27a, which includes all rights to this intellectual property within the United States in exchange for an interest-free note payable for $4,320,000 with annual payments of $360,000 due and payable on or before December 31, commencing in 2016 and continuing until paid in full.  The note is collateralized by the Patent.  Pursuant to an amendment agreement effective December 28, 2015, this note was cancelled and replaced with a new note having a face value of $210,519, comprised of $155,940 in principal amount which is the seller’s (Advanomics Corporation, a related party) book value of the Patent plus $54,579 as an adjustment for the currency exchange difference, which was expensed immediately.  This new, interest-free Note is automatically convertible into a fixed number of 80,968,965 shares of the Company’s $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance.   However, if the Company does not increase its capitalization within 90 days from the date of the Note, interest will begin to accrue at the rate of 10% per annum.

On December 28, 2015, the Company acquired from Advanomics Corporation (a related party) the worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Patents”) for the anticancer compound, Adva-27a, which include all worldwide rights to this intellectual property in exchange for a note payable for $12,822,499, with interest accruing at 2% per year beginning January 1, 2016 and quarterly payments of $70,000 plus interest commencing the end of March 2016 and continuing until December 2020 when the entire principal balance and all accrued interest will be due.  The note is collateralized by the Patents.  Pursuant to an amendment agreement, effective December 28, 2015, this note was cancelled and replaced with a new convertible note having a face value of $624,875, comprised of $462,870 in principal amount which is the seller’s (Advanomics Corporation, a related party) book value of the Patents, plus a $162,005 amount as an adjustment for the currency exchange difference, which was expensed immediately.  This new, interest-free note is automatically convertible into a fixed number of 240,336,451 shares of $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance.  However, if the Company does not increase its capitalization within 90 days from the date of the Note , interest will begin to accrue at the rate of 10% per annum.

Prior to the aforesaid patent purchase transactions the Company had been licensing its technology on an exclusive basis (“Exclusive License Agreement”) from Advanomics.  On December 21, 2011, the Company executed an amendment to the Exclusive License Agreement which waived a condition of termination and revised the consideration payable to Advanomics.  The original Exclusive License Agreement required the Company to exercise an option to purchase shares in Advanomics for aggregate consideration of $9,700,000.00 ($5.00 per share).  This obligation was waived and replaced with an annual licensing fee of $360,000.00 and reimbursement of R&D expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material as defined in the original Exclusive License Agreement.

Certain members of the Company’s management, including Dr. Steve N. Slilaty, our President, CEO and a Director and Camille Sebaaly, our CFO, Secretary and a Director, hold similar positions with Advanomics Corporation, the seller of the Adva-27a patents recently acquired by the Company (See Note 5 above).

The Company’s principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of Advanomics, who continues to provide this space to the Company on a rent free basis as of the date of this Report.  Dr. Steve N. Slilaty, the Company’s Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.

Note 12 – Subsequent Events

In April 2016, the Directors of the Company were issued an aggregate of 36,000,000 shares of the Company’s $0.001 par value Common Stock (12,000,000 shares per Director) in consideration for services rendered through December 31, 2015 valued at $36,000.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  Until October 2009, our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation, in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock.  As a result of this transaction we changed our name to “Sunshine Biopharma, Inc. and our officers and directors resigned their positions with us and were replaced by our then current management.  The majority of the Common Shares and all of the Convertible Preferred Shares we issued in this transaction were issued to Advanomics Corporation, a privately held Canadian company (“Advanomics”).  On December 21, 2011, Advanomics exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.  See PART III, Item 10, below.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015, we did not generate any revenues.

General and administrative expenses during the three month period ended March 31, 2016 were $69,682, compared to general and administrative expense of $124,825 incurred during the three month period ended March 31, 2015, a decrease of $55,143.  This decrease is primarily attributable to the elimination of the $50,000 license fee we incurred during 2015 that we did not incur in the three months ended March 31, 2016 because we acquired the patent rights which were the subject of the license fee.  See “Plan of Operation – Acquisition of Patents” below.  We also incurred lower legal fees and consulting fees during the three months ended March 31, 2016, compared to the similar period in 2015.  We incurred $15,244 in amortization and depreciation during the three months ended March 31, 2016.  We did not incur these costs during the same period in 2015.  We incurred no R&D charges during the three months ended March 31, 2016, as our management concentrated on raising money to manufacture our drug.  Most of our other expenses remained relatively constant during the three month period ended March 31, 2016 compared to the similar period in 2015.  We also incurred $6,954 in interest expense during the three months ended March 31, 2016, compared to $169,542 in interest expense during the similar period in 2015 as a result of decreased borrowings.  However, we incurred $253,658 in losses arising from debt conversion during the three months ended March 31, 2016 that we did not incur during the similar period in 2015.

As a result, we incurred a net loss of $305,294 ($0.00 per share) for the three month period ended March 31, 2016, compared to a net loss of $294,367 ($0.00 per share) during the three month period ended March 31, 2015.

Because we did not generate any revenues since our inception, following is our Plan of Operation.

Plan of Operation

We are currently a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  In addition, we have recently entered the generic pharmaceuticals business and we are currently expanding our operations in this sector.  See “Development of New Business” below.  The preclinical studies for our lead compound, Adva-27a, a multi-purpose antitumor compound, were largely completed in late 2011.  We have since conducted additional preclinical work and manufacturing process development.  We are now continuing our clinical development of Adva-27a by conducting the next sequence of steps comprised of Good Manufacturing Practice (“GMP”) manufacturing of a 2 kilogram quantity of our drug, Investigational New Drug (“IND”)-enabling studies, regulatory filing and Phase I clinical trials.  We plan to conduct our Phase I clinical trials for Adva-27a at the Jewish General Hospital, Montreal, Canada, one of McGill University’s Hospital Centers.  The planned indication will be pancreatic cancer in parallel to multidrug resistant breast cancer, as Adva-27a has shown a positive effect on both of these aggressive cancer types for which there is currently little or no treatment options available.  See “Clinical Trials” below.

Acquisition of Patents

On October 8, 2015, we executed a Patent Purchase Agreement (the “October Purchase Agreement”), with Advanomics (a related party), pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 (the “US Patent”) for our Adva-27a anticancer compound.  The October Purchase Agreement provided us with direct ownership of the US Patent, which includes all rights to this intellectual property within the United States.  Prior, we had been licensing the right to use the US Patent from Advanomics pursuant to the terms of an Exclusive License Agreement, as amended (the “Exclusive License Agreement”).  In consideration for the assignment of the US Patent, we agreed to make payments of twelve (12) consecutive annual payments of $360,000 starting in 2016.  Advanomics was granted a security interest in the US Patent until all payments due under the October Purchase Agreements were made.  The October Purchase Agreement terminated the Exclusive License Agreement and all obligations thereunder.

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

In addition to purchasing the Patents, we are planning to initiate our own R&D program as soon as practicable once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this aspect of our business plan, or to enter clinical trials.  See "Management's Discussion and Analysis of Financial Condition – Liquidity and Capital Resources" below.

Our Lead Compound (Adva-27a)

Our initial drug candidate is Adva-27a, a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for pancreatic cancer and multidrug resistant breast cancer in mid to late 2017.  See “Clinical Development Path” and “Clinical Trials” below.  Etoposide, which is also a derivative of Podophyllotoxin, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy multidrug resistant cancer cells.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a is very effective against multidrug resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 1).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types, particularly prostate, colon and lung cancer (see Table 1).  Our preclinical studies to date have shown that:

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

In June 2015 we received a sample of the scale-up manufacturing process for evaluation and confirmation of adherence to specifications.  Based upon our laboratory analyses, the sample meets all of the required chemical, physical and biological specifications.  The amount of material (the “Yield”) generated by this pilot run was found to be significantly lower than anticipated and we are currently working towards finding possible solutions to increase the Yield.  If the timetable for generating the 2-kilogram quantity is met, of which there can be no assurance, and subject to receipt of the necessary financing, also for which no assurances can be provided, we expect to move into Phase I of our clinical trials in mid to late 2017.

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

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options available.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for these two indications.  All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.  Subject to obtaining the necessary financing, we now anticipate that Phase I clinical trials will commence in mid to late 2017 and we estimate that it will take 18 months to complete, at which time we expect to receive limited marketing approval for “compassionate-use” under the FDA and similar guidelines in Canada.  See “Marketing” below.

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Development of New Business

On July 25, 2015, we formed Sunshine Biopharma Canada Inc., a Canadian wholly owned subsidiary for the purposes of conducting generic pharmaceuticals business in Canada and elsewhere around the globe.  While no assurances can be provided and subject to the availability of adequate financing, of which there is no assurance, we anticipate that Sunshine Biopharma Canada will soon secure a Drug Establishment License (“DEL”) from Health Canada and proceed to signing manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals and biomedical products.  This new effort broadens our business scope and provides us with the opportunity to generate revenues in the near to mid-term.  We anticipate that the revenues to be generated from the sales of generic pharmaceuticals will ultimately fund our Adva-27a and other proprietary drug development activities.  There are no assurances that we will be able to sign applicable contracts or generate profits from these anticipated new operations.  In addition to revenue generation, we anticipate that as a result of these activities, Sunshine Biopharma Canada will then be well positioned for the marketing and distribution of Adva-27a, our flagship oncology drug candidate currently being developed for the treatment of pancreatic cancer and multidrug resistant breast cancer, provided that Adva-27a is approved for such marketing and distribution, of which there can be no assurance.

While no assurances can be provided, we are also planning to expand our product line through acquisitions and/or in-licensing as well as in-house research and development.

Liquidity and Capital Resources

As of March 31, 2016, we had cash or cash equivalents of $123,337.

Net cash used in operating activities was $81,598 during the three month period ended March 31, 2016, compared to $112,996 for the three month period ended March 31, 2015.  We anticipate that overhead costs in current operations will increase in the future once our research and development activities discussed above are incurred.

Cash flows from financing activities were $164,128 for the three month periods ended March 31, 2016, compared to $118,275 during the three months ended March 31, 2015.  Cash flows used by investing activities were $0 for the three month periods ended March 31, 2016 and 2015.

At March 31, 2016, we had issued and outstanding 232,876,353 shares of $0.001 par value Common Stock.  During the three months ended March 31, 2016, we issued a total of 34,611,235 shares of our $0.001 par value Common Stock.  Of these, 17,611,235 shares having a market value of $377,814 have been issued reducing debt by $121,036 and interest payable by $3,120 and generating a loss on conversion of $253,658 for the period ended March 31, 2016.  We issued 7,000,000 shares of our $0.001 par value Common Stock for $105,000 Canadian (approximately $79,128 US).  For services to be rendered, we also issued 10,000,000 shares of our $0.001 par value Common Stock having a market value of $100,000 or $0.01 per share, to an unaffiliated company that is assisting us in the development of manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals and biomedical products in Canada.  These services are for a two year period and will be expensed ratably over a 24 month period commencing April 1, 2016.  See “Development of New Business,” above.

In March 2015, our Board of Directors authorized a private offering of our Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, wherein we offered up to 60,000,000 shares of our Common Stock at an offering price of $0.015 Canadian per share for aggregate gross proceeds of up to $900,000 Canadian.   We accepted two subscriptions each of 10,000,000 shares of our Common Stock for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.

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

Subsequent Events

In April 2016, our Board of Directors authorized the issuance of 12,000,000 shares of our Common Stock to each of our 3 directors in consideration for services rendered to our Company through December 31, 2015, valued at $0.007 per share, the market price of our Common Stock on the date of issuance.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2016.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, we issued a total of 34,611,235 shares of our $0.001 par value Common Stock.  Of these, 17,611,235 shares valued at $377,814 were issued pursuant to convertible notes, which reduced debt by $121,036 and interest payable by $3,120 and generating a loss on conversion of $253,658 for the period ended March 31, 2016.  We relied upon the exemption from registration provided by Section 4(1) promulgated under the Securities Act of 1933, as amended to issue these shares.

We also issued 7,000,000 shares of our $0.001 par value Common Stock for $105,000 Canadian (approximately $79,128 US).  We relied upon the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, to issue these shares.  We used the proceeds for working capital.

We also issued 10,000,000 shares of our $0.001 par value Common Stock having a market value of $100,000 or $0.01 per share, to an unaffiliated company that is assisting us in the development of manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals and biomedical products more fully described above under “Plan of Operation – Development of New Business.”  These services are for a two year period and will be expensed ratably over a 24 month period commencing April 1, 2016.  We relied upon the exemption from registration provided by Section 4(1) promulgated under the Securities Act of 1933, as amended, to issue these shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2016.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer