Form 10-Q
period 2016-06-30
Sunshine Biopharma, Inc
filed 2016-08-16
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 15, 2016, was 601,487,325 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	Unaudited	Audited
	June 30,	December 31,
	2016	2015
ASSETS

Current Assets:

Cash and cash equivalents	$73,922	$50,798
Receivables and Prepaid expenses	-	3,111

Total Current Assets	73,922	53,909

Equipment (net of $1,028 and $479 depreciation resepctively)	6,109	4,314
Patents (net of $33,430 and $3,772 amortization respectively)	585,380	615,038

TOTAL ASSETS	$665,441	$673,261

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current portion of notes payable	324,142	305,178
Current portion of notes payable - related party	835,394	835,394
Accounts payable	35,706	46,591
Accounts payable - related party	-	80,487
Accrued expenses	2,055	-
Interest payable	16,487	2,656

Total current liabilities	1,213,784	1,270,306

TOTAL LIABILITIES	1,213,784	1,270,306

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock. Series A $0.10 par value per share;
Authorized 850,000 Shares; Issued
and outstanding -0- shares.	-	-

Preferred stock. Series B $0.10 par value per share;
Authorized 500,000 Shares; Issued
and outstanding 500,000 shares.	50,000	50,000

Common Stock. $0.001 per share;
Authorized 500,000,000 Shares; Issued
and outstanding 274,431,909 and 198,265,118 at
June 30, 2016 and December 31, 2015 respectively	274,432	198,265

Capital paid in excess of par value	8,992,992	8,235,217

Accumulated comprehensive income	2,074	740

Accumulated (Deficit)	(9,867,871)	(9,081,267)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(548,373)	(597,045)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$665,411	$673,261

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue:	$-	$1,708	$-	$1,708

General & Administrative Expenses

Accounting	6,169	52,160	12,969	57,560
Amortization & Depreciation	14,962	-	30,206	-
Consulting	118,239	81,421	132,423	101,421
Legal	15,690	34,391	43,789	77,242
Licenses	7,761	144,108	7,761	194,108
Office	8,663	2,300	11,932	5,724
Officer & Director remuneration	255,343	50,000	255,343	50,000
Research & Development	32,793	-	32,793
Stock Transfer Fees	3,363	5,485	5,449
Travel	8,330	-	8,330	8,635

Total G & A	471,313	369,865	540,995	494,690

(Loss) from operations	(471,313)	(368,157)	(540,995)	(492,982)

Other Income (expense):	-
Foreign exchange gain	-	-
Interest expense	(9,997)	(33,226)	(16,951)	(39,431)
Litigation settlement proceeds	-		25,000	-
Loss on debt conversions	-	(116,129)	(253,658)	(279,466)

Total Other (Expense)	(9,997)	(149,355)	(245,609)	(318,897)

Net (loss)	$(481,310)	$(517,512)	$(786,604)	$(811,879)

Basic (Loss) per common share	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Common Shares Outstanding	262,370,859	119,908,405	238,983,449	99,538,757

Net Income (Loss)	$(481,310)	$(517,512)	$(786,604)	$(811,879)
Other comprehensive income:
Gain from foreign exchange translation	11,325	4,357	(1,334)	4,357
Comprehensive (Loss)	(393,644)	(513,155)	(698,938)	(807,522)

Basic (Loss) per common share	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Common Shares Outstanding	262,370,859	119,908,405	238,983,449	99,538,757

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows

	Unaudited	Unaudited
	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
Cash Flows From Operating Activities:

Net Income (Loss)	$(786,604)	$(811,879)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation and amortization	30,206	-
Stock issued for licenses, services, and other assets	352,000	116,500
Stock issued for payment interest	3,120	3,180
Loss on debt conversion	253,658	288,931
Stock issued for payment of expenses	-	-
(Increase) In accounts receivable	-	(1,933)
(Increase) decrease in prepaid expenses	3,111	(11,589)
Increase (decrease) in Accounts Payable & accrued expenses	(89,317)	901
Increase in interest payable	13,831	(6,354)

Net Cash Flows (used) in operations	(219,995)	(422,243)

Cash Flows From Investing Activities:

Purchase of equipment	(2,343)	-

Net Cash Flows (used) in Investing activities	(2,343)	-

Cash Flows From Financing Activities:

Proceed from note payable	131,150	152,840
Note payable used to pay expenses		9,160
Note payable used to pay origionation fees & interest	8,850	33,140
Sale of common stock	104,128	236,550

Net Cash Flows provided by financing activities	244,128	431,690

Net Increase (Decrease) In Cash and cash equivalents	21,790	9,447
Foreign currency translation adjustment	1,334	4,357
Cash and cash equivalents at beginning of period	50,798	143,423

Cash and cash equivalents at end of period	$73,922	$157,227

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$100,000	$116,500
Stock issued for note conversions including interest	$377,814	$576,735
Stock issued for interest	$-	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Periods Ended June 30, 2016

Note 1 – Description of Business

Mountain West Business Solutions, Inc. (“MWBS”) was incorporated on August 31, 2006 in the State of Colorado. Sunshine Etopo, Inc. (formerly Sunshine Biopharma, Inc.) was incorporated in the State of Colorado on August 17, 2009. Effective October 15, 2009, MWBS was acquired by Sunshine Etopo, Inc. in a transaction classified as a reverse acquisition. MWBS concurrently changed its name to Sunshine Biopharma, Inc. Sunshine Etopo, Inc. has been inactive and was recently dissolved. In July 2014, the Company formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. The financial statements represent the consolidated activity of Sunshine Biopharma, Inc. and Sunshine Biopharma Canada Inc. (hereinafter together referred to as the "Company"). The Company was formed for the purposes of conducting research, development and commercialization of drugs for the treatment of various forms of cancer. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

The Company’s wholly owned Canadian Subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) was formed for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the globe. Sunshine Canada has recently signed licensing agreements for four (4) generic prescription drugs for treatment of cancer and BPH (Benign Prostatic Hyperplasia). In addition, Sunshine Canada is currently evaluating several other generic products for in-licensing and is working on securing a Drug Establishment License (“DEL”) and a Drug Identification Number (“DIN”) per product from Health Canada. Once the DEL and the DIN’s are secured, Sunshine Canada will begin its generic pharmaceuticals marketing and sales program in Canada and overseas.

During the last three month period the Company has continued to raise money through stock sales and borrowings.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s generics business and proprietary drug development program.

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
For The Three and Six Month Interim Periods Ended June 30, 2016

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

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statement of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $73,922 and $50,798 as of June 30, 2016 and December 31, 2015, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000.

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

Other than the Notes Payable specified under Note 5 below, there were no potentially dilutive instruments outstanding during the interim period ended June 30, 2016 or the year ended December 31, 2015.

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

FOREIGN CURRENCY

The Company has a wholly owned subsidiary in Canada and the functional currency for that subsidiary is Canadian dollars. However, the reporting currency for the Company is in U.S. dollars. To come to this conclusion the Company considered the direction of ASC section 830-10-55.

Selling Price and Market – As an office is located in Canada; the Company is performing consulting services to Canadian based customers on a limited basis. The Company has not had any product sales but anticipates the majority of its customers will pay in U.S. dollars. This indicates the functional currency is U.S. dollars.

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

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Periods Ended June 30, 2016

REVENUE RECOGNITION

Since inception, the Company has been focused on the research, development and commercialization of drugs for the treatment of various forms of cancer. Following its recent entry into the generic pharmaceuticals business, the Company has become a fully integrated pharmaceutical company offering generic and proprietary drugs for the treatment of cancer and other acute and chronic indications. The Company intends to recognize revenues from the sales of generic pharmaceuticals, if or when they occur, at the times the funds from such sales are received. In the event the Company provides consulting services in the future, revenues from such services will be recognized when the services are rendered and invoiced.

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

Note 3 – Unaudited Financial Information

The unaudited financial information included for the three and six month interim periods ended June 30, 2016 was taken from the books and records of the Company without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and six month interim periods ended June 30, 2016 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2016.

Note 4 – Notes Payable

A Note Payable having a face value of $19,142 was entered into on December 31, 2015. This Note accrues interest at a rate of 12% per annum. This is a non-convertible note due on December 31, 2016.

A Note having a principal balance of $83,000 as of December 31, 2015 was fully converted, together with $3,320 of accrued interest thereon, into $0.001 par value Common Stock during the three month period ended March 31, 2016. In connection therewith, 9,906,049 shares of $0.001 par value Common Stock valued at $146,658 were issued generating a loss of $63,658 on conversion.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Periods Ended June 30, 2016

A Note having a face value of $203,036 with interest of 12% was due June 30, 2016. This Note was convertible after December 31, 2015 into $0.001 par value Common Stock at a price 35% below market value. During the period ended June 30, 2016, a total of $38,036 in principal was converted into $0.001 par value Common Stock leaving a principal balance of $165,000. In connection with this conversion, 7,705,186 shares of $0.001 par value Common Stock valued at $231,156 were issued generating a loss of $193,120 on conversion. On July 1, 2016, the Company executed a new note payable having a face value of $174,852.00 comprised of the principal amount of this Note ($165,000.00) plus all accrued interest accrued thereon ($9,852.00). The new note is due on March 31, 2017. It also accrues interest at 12% and is convertible at a price 35% below market value.

On February 18, 2016, the Company received monies in exchange for a note due November 18, 2016 having a face value of $85,000 and accruing interest at 8%. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On June 30, 2016, the Company received net proceeds of $49,150 in exchange for a note payable executed on July 1, 2016 having a face value of $55,000 and accruing interest at the rate of 10% per annum. The Note, due on April 1, 2017, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 40% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

At June 30, 2016 and December 31, 2015, accrued interest on Notes Payable was $16,487 and $2,656, respectively.

Note 5 – Notes Payable Related Entity

On October 8, 2015, the Company acquired U.S. Patent Number 8,236,935 (the “Patent”) for the anticancer compound, Adva-27a, which includes all rights to this intellectual property within the United States in exchange for an interest-free note payable for $4,320,000 with annual payments of $360,000 due and payable on or before December 31 commencing in 2016 and continuing until paid in full. The note was collateralized by the Patent. Pursuant to an amended agreement effective December 28, 2015, this note was cancelled and replaced with a new note having a face value of $210,519, comprised of $155,940 in principal amount which is the seller’s (Advanomics Corporation, a related party) book value of the Patent plus $54,579 as an adjustment for the currency exchange difference. This new, interest-free note was automatically convertible into 80,968,965 shares of the Company’s $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common Shares is available for issuance. On July 6, 2016, the Company amended its Articles of Incorporation, increasing its authorized capital to 3,000,000,000 shares of $0.001 par value Common Stock and on July 8, 2016 the Company issued 80,968,965 shares of $0.001 par value Common Stock to Advanomics Corporation in exchange for cancellation of this note (see Note 12).

On December 28, 2015 the Company acquired the worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Patents”) for the anticancer compound, Adva-27a, which include all worldwide rights to this intellectual property in exchange for a note payable for $12,822,499, with interest accruing at 2% per year beginning January 1, 2016 and quarterly payments of $70,000 plus interest commencing the end of March 2016 and continuing until December 2020 when the entire principal balance and all accrued interest will be due. The note was collateralized by the Patents. Pursuant to an amended agreement, effective December 28, 2015, this note was cancelled and replaced with a new convertible note having a face value of $624,875, comprised of $462,870 in principal amount which is the seller’s (Advanomics Corporation, a related party) book value of the Patents, plus a $162,005 amount as an adjustment for the currency exchange difference. This new, interest-free note is automatically convertible into 240,336,451 shares of $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common Shares are available for issuance. On July 6, 2016, the Company amended its Articles of Incorporation, increasing its authorized capital to 3,000,000,000 shares of $0.001 par value Common Stock and on July 8, 2016 the Company issued 240,336,451 shares of $0.001 par value Common Stock to Advanomics Corporation in exchange for cancellation of this note (see Note 12).

Note 6 – Issuance of Common Stock

During the six months ended June 30, 2016, the Company issued a total of 76,166,791 shares of $0.001 par value Common Stock. Of these 17,611,235 shares valued at $377,814 were issued upon partial conversion of outstanding notes payable, reducing the debt by $121,036 and interest payable by $3,320 and generating a loss on conversion of $256,778 during this six month period.

In addition, the Company issued 7,000,000 shares of $0.001 par value Common Stock for $105,000 Canadian (approximately $79,128 US) and 5,555,556 shares of $0.001 par value Common Stock for $25,000.

The Company also issued 10,000,000 shares of $0.001 par value Common Stock to an unrelated party for services valued at $100,000 or $0.01 per share, the market value of the shares at the time of issuance. These services are for a two year period but were fully expensed during the period ended June 30, 2016.

In addition, the Company issued 36,000,000 shares of $0.001 par value Common Stock for services rendered to the Company by its Directors valued at $252,000 or $0.007 per share, the market value of the shares at the time of issuance.

The Company declared no dividends through June 30, 2016.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Periods Ended June 30, 2016

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

Note 9 – Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission and the audited financial statements and notes included therein.

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

At the year ended December 31, 2015 and the six month period ended June 30, 2016, the Company had approximately $9,867,871 and $9,081,267, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2026. A deferred tax asset at each date of approximately $3,811,959 and $3,508,093 respectively resulting from the loss carry forwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended June 30, 2016 and December 31, 2015 was approximately $303,866 and $843,206, respectively.

Note 11 – Related Party Transactions

Certain members of the Company’s management, including Dr. Steve N. Slilaty, the Company’s President, CEO and a Director and Camille Sebaaly, the Company’s CFO, Secretary and a Director, hold similar positions with Advanomics Corporation, the seller of the Adva-27a patents recently acquired by the Company (see Note 5).

Note 12 – Subsequent Events

On July 1, 2016, the Company issued 5,750,000 shares of $0.001 par value Common Stock in exchange for services.

On July 1, 2016, the Company executed a Convertible Promissory Note payable having a face value of $55,000.00. The proceeds from this Note were received by the Company on June 30, 2016 and were recorded in the Financial Statements as Current Liability.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Periods Ended June 30, 2016

On July 1, 2016, the Company executed a Convertible Promissory Note payable having a face value of $174,852.00 comprised of the principal amount ($165,000) and all accrued interest ($9,852) on the Convertible Promissory Note payable that matured on June 30, 2016 (see Note 4).

On July 6, 2016, the Company amended its Articles of Incorporation, increasing its authorized capital to 3,000,000,000 shares of Common Stock, $0.001 par value per share, and 30,000,000 shares of Preferred Stock, $0.10 par value per share.

On July 8, 2016, the Company issued 321,305,416 shares of $0.001 par value Common Stock to Advanomics Corporation (“Advanomics”), a related party, in exchange for cancellation of the two notes payable specified above under Note 5 totaling $835,394 held by Advanomics.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  Until October 2009, our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation, in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock. As a result of this transaction we changed our name to “Sunshine Biopharma, Inc. and our officers and directors resigned their positions with us and were replaced by our current management. The majority of the Common Shares and all of the Convertible Preferred Shares we issued for this transaction were issued to Advanomics Corporation, a privately held Canadian company (“Advanomics”). As a result of the issuance of this stock, Advanomics became a related party. On December 21, 2011, Advanomics exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock.

We operated under a technology license agreement with Advanomics until December 2015, at which time we acquired all of the worldwide right to the technology and became direct owner of all issued and pending patents pertaining to our technology. See “Plan of Operation – Intellectual Property” below.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4.  Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2016 and 2015

For the six months ended June 30, 2016 and 2015, we did not generate any significant revenue.

General and administrative expenses during the six month period ended June 30, 2016 were $540,995, compared to general and administrative expense of $494,690 incurred during the six month period ended June 30, 2015, an increase of $46,305. This difference is primarily attributable to a decrease of $186,347 in licensing fees during the six months ended June 30, 2016 that we incurred during 2015 because we acquired the patent rights which were previously the subject of the license fee. See “Plan of Operation – Intellectual Property” below. We also incurred a decrease of $78,044 in legal and accounting fees during the six months ended June 30, 2016, compared to the similar period in 2015 and consulting fees decreased by $57,998 during the six months ended June 30, 2016 compared to 2015, as we shifted such services towards the development and expansion of our Generic Pharmaceuticals Business. See “Plan of Operation” below. Our executive compensation increased by $205,343 during the six months ended June 30, 2016, compared to the similar period in 2015, as a result of stock issued to each of our officers and directors during the second quarter of 2016. We incurred $30,206 in amortization and depreciation during the six months ended June 30, 2016 which we did not incur during the same period in 2015. This amount of amortization and depreciation is largely related to the patents we purchased in 2015. We incurred $32,793 in research and development (R&D) expenses during the six months ended June 30, 2016, compared to no R&D expenditure during the similar period in 2015 as our management was then concentrating on developing our newly launched Generics Pharmaceuticals Business.  We also incurred $16,951 in interest expense during the six months ended June 30, 2016, compared to $39,431 in interest expense during the similar period in 2015 as a result of decreased borrowings.  However, we incurred $253,658 in losses arising from debt conversion during the six months ended June 30, 2016, compared to $279,466 on losses from debt conversion during the six months ended June 30, 2015, a difference of $25,808 because we had less convertible debt outstanding in the six months ended June 30, 2016. Finally, we received $25,000 in litigation settlement proceeds during the six months ended June 30, 2016 that we did not receive in 2015.

As a result, we incurred a net loss of $786,604 ($0.00 per share) for the six month period ended June 30, 2016, compared to a net loss of $811,879 ($0.01 per share) during the six month period ended June 30, 2015.

Comparison of Results of Operations for the three months ended June 30, 2016 and 2015

General and administrative expenses during the three month period ended June 30, 2016 were $471,313, compared to general and administrative expense of $369,865 incurred during the three month period ended June 30, 2015, an increase of $101,448. The various components of our general and administrative expense varied significantly from prior results of operations.

Specifically, licensing fees decreased by $136,347 during the three months ended June 30, 2016 compared to the similar period in 2015 because we acquired the patent rights which were previously the subject of the license fee. See “Plan of Operation – Intellectual Property” below. Consulting fees increased by $36,818 during the three months ended June 30, 2016 compared to the similar period in 2015 as a result of shifting of the services rendered towards the development and expansion of our Generic Pharmaceuticals Business. See “Plan of Operation” below. Executive Compensation increased by $205,343 during the three months ended June 30, 2016, compared to the similar period in 2015, as a result of stock issued to each of our officers and directors during the second quarter of 2016. We also incurred a decrease of $78,813 in legal and accounting fees during the three months ended June 30, 2016, compared to the similar period in 2015.   We incurred $14,962 in amortization and depreciation during the three months ended June 30, 2016 which we did not incur during the same period in 2015. We incurred $32,793 in R&D charges during the three months ended June 30, 2016, compared to no R&D charges during the similar period in 2015 as our management concentrated on developing our newly launched Generics Pharmaceuticals Business. See “Plan of Operation” below.  We also incurred $9,997 in interest expense during the three months ended June 30, 2016, compared to $33,226 in interest expense during the similar period in 2015 as a result of decreased borrowings.  However, we incurred $116,129 in losses arising from debt conversion during the three months ended June 30, 2015, but during the corresponding period in 2016 we had no losses from debt conversion.

Because we did not generate any significant revenues during our prior two fiscal years, following is our Plan of Operation.

Plan of Operation

Until recently, we have been operating as a pharmaceutical company focused on the research, development and commercialization of drugs for the treatment of various forms of cancer.  Following our recent entry and expansion into the generic pharmaceuticals business, we have become a fully integrated pharmaceutical company offering generic and proprietary drugs for the treatment of cancer and other acute and chronic indications. In what follows, we describe our generic pharmaceuticals operations followed by our proprietary drug development activities.

Generic Pharmaceuticals Operations

On July 25, 2015, we formed Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian wholly owned subsidiary for the purposes of conducting generic pharmaceuticals business in Canada and elsewhere around the globe. Sunshine Canada recently signed Cross Referencing Agreements with a major pharmaceutical company for four prescription generic drugs for the treatment of Breast Cancer, Prostate Cancer and Enlarged Prostate. We will market and sell these new pharmaceutical products under our own Sunshine Biopharma label. These four generic products are as follows:

●
Anastrozole (brand name Arimidex® by AstraZenica) for treatment of Breast Cancer
●
Letrozole (brand name Femara® by Novartis) for treatment of Breast Cancer
●
Bicalutamide (brand name Casodex® by AstraZenica) for treatment of Prostate Cancer
●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Worldwide sales of the brand name version of these products as reported by the respective owner of the registered trademark are as follows:

●
Arimidex® $250M in 2015
●
Femara® $380M in 2014
●
Casodex® $267M in 2015
●
Propecia® $183M in 2015

Sunshine is currently in the process of securing a Drug Identification Number (“DIN”) for each of these products from Health Canada. The Company is also working on finding an appropriate facility and obtaining a Drug Establishment License (“DEL”) from Health Canada. Upon receipt of the DEL and DIN’s, Sunshine will be able to accept orders for its own label SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride. Sunshine expects to build a much larger portfolio of “SBI” label Generic Pharmaceuticals over time.

While no assurances can be provided and subject to the availability of adequate financing, of which there is no assurance, we anticipate that profits from the sales of Generic Products will be used to finance the Company’s proprietary drug development program including Adva-27a, the Sunshine’s flagship anticancer compound. In addition to near-term revenue generation, building the generics business infrastructure and securing the proper permits will render Sunshine Canada appropriately positioned for the marketing and distribution of our proprietary Adva-27a drug candidate, provided that Adva-27a is approved for such marketing and distribution, of which there can be no assurance.

Proprietary Drug Development Operations

Since inception, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive cancers. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma is direct owner of all issued and pending worldwide patents pertaining to Adva-27a including U.S. Patent Number 8,236,935 (See “Intellectual Property” below).

Adva-27a Preclinical Studies

Adva-27a is a GEM-difluorinated C-glycoside derivative of Podophyllotoxin, targeted for various forms of cancer.  If we are successful in our current financing efforts, Adva-27a is expected to enter Phase I clinical trials for pancreatic cancer and, in parallel, multidrug resistant breast cancer in late 2017. See “Clinical Development Path” and “Clinical Trials” below.  Another derivative of Podophyllotoxin called Etoposide is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer.  Like Etoposide, Adva-27a is a Topoisomerase II inhibitor; however, unlike Etoposide and other anti-tumor drugs currently in use, Adva-27a is able to destroy Multidrug Resistant cancer cells.  Adva-27a is a new chemical entity and has been shown to have distinct and more desirable biological properties compared to Etoposide.  Most notably, Adva-27a is very effective against Multidrug Resistant breast cancer cells while Etoposide has no activity against this aggressive form of cancer (see Figure 1).  In other side-by-side studies against Etoposide as a reference, Adva-27a showed markedly improved cell killing activity in various other cancer types. Our preclinical studies to date have shown that:

●	Adva-27a is effective at killing different types of Multidrug Resistant cancer cells, including:

° Breast Cancer Cells (MCF-7/MDR)

° Small-Cell Lung Cancer Cells (H69AR)

° Uterine Sarcoma Cells (MES-SA/Dx5)

° Pancreatic Cancer Cells (Panc-1)

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

GMP Manufacturing

On November 14, 2014, we entered into a Manufacturing Services Agreement with Lonza Ltd. and Lonza Sales Ltd. (hereinafter jointly referred to as “Lonza”), whereby we engaged Lonza to be the manufacturer of our Adva-27a anticancer drug (the “Lonza Agreement”).  Lonza is one of the world’s leading and most-trusted manufacturers of pharmaceutical ingredients.  Headquartered in Basel, Switzerland, Lonza has more than 40 major manufacturing facilities worldwide.  The Lonza Agreement was effective November 10, 2014, has a term of 5 years, and may be extended or terminated earlier as provided in the Lonza Agreement.

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

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options available.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for these two indications.  All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.  Subject to obtaining the necessary financing, we now anticipate that Phase I clinical trials will commence in mid to late 2017 and we estimate that it will take 18 months to complete, at which time we expect to receive limited marketing approval for “compassionate-use” under the FDA and similar guidelines in Canada. See “Potential Opportunities” below.

Potential Opportunities

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

Effective December 28, 2015, we entered into amendments (the “Amendments”) of these Purchase Agreements pursuant to which the total purchase price was reduced from $17,142,499 to $618,810, the book value of this intellectual property on the financial statements of Advanomics.  Further, the Amendments provided for automatic conversion of the promissory notes representing the new purchase price into an aggregate of 321,305,416 shares of our Common Stock once we increase our authorized capital such that these shares can be issued.  The October and December Purchase Agreements and Amendments thereof provide us with direct ownership of all worldwide patents and rights pertaining to Adva-27a.

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Liquidity and Capital Resources

As of June 30, 2016, we had cash or cash equivalents of $73,922.

Net cash used in operating activities was $219,995 during the six month period ended June 30, 2016, compared to $422,243 for the six month period ended June 30, 2015.  We anticipate that overhead costs in current operations will increase in the future as we move forward with our Generic Pharmaceuticals and Proprietary Drug Developments operations discussed above.

Cash flows from financing activities were $244,128 for the six month periods ended June 30, 2016, compared to $431,690 during the six months ended June 30, 2015.  Cash flows used by investing activities were $2,343 for the six months ended June 30, 2016, compared to $0 for the six month periods ended June 30, 2015.

At June 30, 2016, we had issued and outstanding 274,431,909 shares of our Common Stock. During the six months ended June 30, 2016, we issued a total of 76,166,791 shares of our Common Stock. Of these, 17,611,235 shares valued at $377,814 were issued pursuant to conversion of outstanding convertible notes payable, reducing debt by $121,036 and interest payable by $3,320 and generating a loss on conversion of $256,778 for the period.

We also issued 7,000,000 shares of Common Stock for $105,000 Canadian (approximately $79,128 US) to finance our Generic Pharmaceuticals operations and 5,555,556 shares of Common Stock for $25,000 to pay for our filing expenses.

In addition, we issued 10,000,000 shares of $0.001 par value Common Stock for consulting services valued at $100,000 or $0.01 per share. These services are for a two year period but were fully expensed during the period ended June 30, 2016.

We also issued 36,000,000 shares of our Common Stock for services rendered to us by our current directors, valued at $252,000 or $0.007 per share.

We are not generating revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to continue our Generic Pharmaceuticals business and Proprietary Drug Development operations. We intend to raise funds through private placements of our Common Stock and through short-term borrowing. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms and venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our business plan. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase as we advance our Generic Pharmaceuticals business and we commence Phase I clinical trials. We do not have sufficient funds to cover the anticipated increase in these expenses. We need to raise additional funds in order to continue our existing operations and advance our plans to expand our operations for the next year. If we are successful in raising additional funds, our Generic Pharmaceuticals business and Proprietary Drug Development efforts will continue and expand.

Subsequent Events

On July 1, 2016, we issued 5,750,000 shares of our $0.001 par value Common Stock in exchange for services.

On July 1, 2016, we executed a Convertible Promissory Note payable having a face value of $55,000.00. The proceeds from this Note were received by us on June 30, 2016 and were recorded in our Financial Statements included in this report as a current liability.

On July 1, 2016, we executed a Convertible Promissory Note payable having a face value of $174,852, comprised of the principal amount ($165,000.00) and all accrued interest ($9,852.00) on the Convertible Promissory Note payable that matured on June 30, 2016. See Note 4 to Financial Statements.

On July 6, 2016, we amended our Articles of Incorporation, increasing our authorized capital to 3,000,000,000 shares of Common Stock, $0.001 par value per share, and 30,000,000 shares of Preferred Stock, $0.10 par value per share.

On July 8, 2016, we issued 321,305,416 shares of our $0.001 par value Common Stock to Advanomics Corporation (“Advanomics”), a related party, in exchange for cancellation of the two notes payable applicable to our acquisition of two patent rights discussed above and in Note 5 to our Financial Statements, in the principal amount of $835,394 held by Advanomics.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2016.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016, we issued a total of 76,166,791 shares of our $0.001 par value Common Stock. Of these, 17,611,235 shares valued at $377,814 were issued pursuant to convertible notes, which reduced debt by $121,036 and interest payable by $3,320 and generating a loss on conversion of $256,778 for the period ended June 30, 2016. We relied upon the exemption from registration provided by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended to issue these shares.

We also issued 7,000,000 shares of our $0.001 par value Common Stock for $105,000 Canadian (approximately $79,128 US) and 5,555,556 shares of our $0.001 par value Common Stock for $25,000. We relied upon the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, to issue these shares. We used the proceeds for the Generic Pharmaceuticals operations and working capital, respectively.

In addition, we also issued 10,000,000 shares of our $0.001 par value Common Stock having a market value of $100,000 or $0.01 per share, to an unaffiliated company that is assisting us in the development, marketing, sales and distribution contracts of our newly launched Generic Pharmaceuticals Business more fully described above under “Plan of Operation – Generic Pharmaceuticals Operations.” These services are for a two year period but were fully expensed during the period ended June 30, 2016. We relied upon the exemption from registration provided by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended, to issue these shares.

We also issued 36,000,000 shares of $0.001 par value Common Stock for services rendered to us by our Directors valued at $252,000 or $0.007 per share. We relied upon the exemption from registration provided by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended, to issue these shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2016.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer