Form 10-Q
period 2016-09-30
Sunshine Biopharma, Inc
filed 2016-11-14
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2016

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 14, 2016, was 686,399,858 shares.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	Unaudited	Audited
	September 30,	December 31,
	2016	2015
ASSETS

Current Assets:

Cash and cash equivalents	$21,789	$50,798
Receivables and prepaid expenses	1,006	3,111

Total Current Assets	22,795	53,909

Equipment (net of $1,360and $479 depreciation resepctively)	5,777	4,314
Patents (net of $48,060 and $3,772 amortization respectively)	570,750	615,038

TOTAL ASSETS	$599,322	$673,261

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Notes payable	248,994	305,178
Notes payable - related party	-	835,394
Accounts payable	19,280	46,591
Accounts payable - related party	-	80,487
Accrued expenses	-	-
Interest payable	8,406	2,656

Total current liabilities	276,680	1,270,306

TOTAL LIABILITIES	276,680	1,270,306

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share;
Authorized 850,000 Shares; Issued
and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share;
Authorized 500,000 Shares; Issued
and outstanding 500,000 shares.	50,000	50,000

Common Stock, $0.001 per share;
Authorized 3,000,000,000 Shares; Issued
and outstanding 636,025,383 and 198,265,118 at
September 30, 2016 and December 31, 2015 respectively	636,025	198,265

Capital paid in excess of par value	11,088,339	8,235,217

Accumulated other comprehensive income	1,769	740

Accumulated (Deficit)	(11,453,491)	(9,081,267)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	322,642	(597,045)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$599,322	$673,261

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations and Comprehensive Loss

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenue:	$-	$-	$-	$1,708

General & Administrative Expenses

Accounting	46,311	2,700	59,280	60,260
Amortization & depreciation	14,963	-	45,169	-
Consulting	24,054	6,011	156,477	107,432
Generic drug license fees	11,442	-	19,203	-
Legal	9,483	26,104	53,272	103,346
Licenses	-	64,986	-	259,094
Office	4,832	3,187	16,764	8,911
Officer & director renumeration	376	-	255,719	50,000
Research & development	-	8,657	32,793	8,657
Stock Transfer Fee	1,548	1,408	6,997	10,043
Travel	3,007	-	11,337	-

Total G & A	116,016	113,053	657,011	607,743

(Loss) from operations	(116,016)	(113,053)	(657,011)	(606,035)

Other Income (expense):	-
Forign exchange gain	-	204		204
Interest expense	(12,129)	(9,755)	(29,080)	(49,186)
Gain on interest forgiveness	381		381	9,465
Litigation settlement proceeds	-		25,000	-
Debt release	7,790		7,790
Loss on debt conversions	(1,465,646)	(80,211)	(1,719,304)	(359,677)

Total Other (Expense)	(1,469,604)	(89,762)	(1,715,213)	(399,194)

Net (loss)	$(1,585,620)	$(202,815)	$(2,372,224)	$(1,005,229)

Basic (Loss) per common share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	581,464,440	130,069,136	353,977,067	109,827,383

Net Income (Loss)	$(1,585,620)	$(202,815)	$(2,372,224)	$(1,005,229)
Other comprehensive income:
Gain from foreign exchange translation	(305)	(3,234)	1,029	1,123
Comprehensive (Loss)	(1,585,925)	(206,049)	(2,371,195)	(1,004,106)

Basic (Loss) per common share	$0.00	$0.00	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	581,464,440	130,069,136	353,977,067	109,827,383

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2016	2015
Cash Flows From Operating Activities:

Net Gain (Loss)	$(2,372,224)	$(1,005,229)

Adjustments to reconcile net loss to net cash used in
operating activities:

Depreciation and amortization (Equipment and Patents)	45,169	-
Stock issued for licenses, services, and other assets	419,500	116,500
Stock issued for payment interest	6,520	6,406
Debt forgiveness	(1,313)
Loss on debt conversion	1,719,304	359,677
Stock issued for payment of expenses	-	9,160
(Increase) In accounts receivable	-	-
(Increase) decrease in prepaid expenses	2,105	(11,411)
Increase (decrease) in Accounts Payable & accrued expenses	(107,799)	(129)
Increase in interest payable	5,750	175

Net Cash Flows (used) in operations	(282,988)	(524,851)

Cash Flows From Investing Activities:

Purchase of equipment	(2,343)	-

Net Cash Flows (used) in Investing activities	(2,343)	-

Cash Flows From Financing Activities:

Proceed from note payable	131,150	232,840
Note payable used to pay expenses		-
Note payable used to pay origionation fees & interest	20,015	36,140
Sale of common stock	104,128	236,550

Net Cash Flows provided by financing activities	255,293	505,530

Net Increase (Decrease) In Cash and cash equivalents	(30,038)	(19,321)
Foreign currency translation adjustment	1,029	1,123
Cash and cash equivalents at beginning of period	50,798	143,423

Cash and cash equivalents at end of period	$21,789	$125,225

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$419,500	$116,500
Stock issued for note conversions including interest	$2,767,254	$576,735
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Periods Ended September 30, 2016

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
For The Three and Nine Month Interim Periods Ended September 30, 2016

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
CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statement of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $21,789 and $50,798 as of September 30, 2016 and December 31, 2015, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000.

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

Other than the Notes Payable specified under Note 5 below, there were no potentially dilutive instruments outstanding during the interim period ended September 30, 2016 or the year ended December 31, 2015.

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
For The Three and Nine Month Interim Periods Ended September 30, 2016
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

AMORTIZATION AND DEPRECIATION

Equipment is stated at historical cost less accumulated depreciation and accumulated impairment losses. Depreciation is calculated on a declining balance method over the estimated useful lives. The Company’s equipment consists of computer, furniture and laboratory equipment.

Patents are stated at cost of acquisition and amortized over the shorter of the term of the patent life, 20 years, or the remaining life of the underlying patents.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Periods Ended September 30, 2016

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

See the Notes in the 2015 Form 10-K audited consolidated financial statements for a complete summary of the Company’s significant accounting policies.

Note 3 – Unaudited Financial Information

The unaudited financial information included for the three and nine month interim periods ended September 30, 2016 was taken from the books and records of the Company without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and nine month interim periods ended September 30, 2016 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2016.

Note 4 – Notes Payable

A Note Payable having a face value of $19,142 and a maturity date of December 31, 2016 was entered into on December 31, 2015. This Note accrues interest at a rate of 12% per annum and became convertible after December 31, 2015 into $0.001 par value Common Stock at a price 35% below market value.

A Note payable having a principal balance of $83,000 as of December 31, 2015 was fully converted, together with $3,320 of accrued interest thereon, into $0.001 par value Common Stock during the three month period ended March 31, 2016. In connection therewith, 9,906,049 shares of $0.001 par value Common Stock valued at $146,658 were issued generating a loss of $63,658 on conversion.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Periods Ended September 30, 2016
A Note payable having a face value of $203,036 with interest of 12% was due June 30, 2016. This Note was convertible after December 31, 2015 into $0.001 par value Common Stock at a price 35% below market value. During the six month period ended June 30, 2016, a total of $38,036 in principal was converted into $0.001 par value Common Stock, leaving a principal balance of $165,000. In connection with this conversion, 7,705,186 shares of $0.001 par value Common Stock valued at $231,156 were issued, generating a loss of $193,120 on conversion. On July 1, 2016, the Company executed a new note payable having a face value of $174,852 comprised of the principal amount of this Note ($165,000.00) plus all accrued interest accrued thereon ($9,852.00). The new note is due on March 31, 2017. It also accrues interest at 12% and is convertible at a price 35% below market value.

A Note payable having a face value of $85,000 executed on February 18, 2016, was fully converted, together with $3,400 of accrued interest thereon, into $0.001 par value Common Stock during the nine month period ended September 30, 2016. In connection therewith, 27,538,058 shares of $0.001 par value Common Stock valued at $172,436 were issued generating a loss of $84,033 on conversion.

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

At September 30, 2016 and December 31, 2015, accrued interest on Notes Payable was $8,406 and $2,656, respectively.

Note 5 – Notes Payable Related Entity

On October 8, 2015, the Company acquired U.S. Patent Number 8,236,935 (the “Patent”) for the anticancer compound, Adva-27a, which includes all rights to this intellectual property within the United States in exchange for an interest-free note payable for $4,320,000 with annual payments of $360,000 due and payable on or before December 31 commencing in 2016 and continuing until paid in full. The note was collateralized by the Patent. Pursuant to an amended agreement effective December 28, 2015, this note was cancelled and replaced with a new note having a face value of $210,519, comprised of $155,940 in principal amount which is the seller’s (Advanomics Corporation, a related party, book value of the Patent plus $54,579 as an adjustment for the currency exchange difference. See Note 12 below. This new, interest-free note was automatically convertible into 80,968,965 shares of the Company’s $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common Shares is available for issuance. On July 6, 2016, the Company amended its Articles of Incorporation, increasing its authorized capital to 3,000,000,000 shares of $0.001 par value Common Stock and on July 8, 2016 the Company issued 80,968,965 shares of $0.001 par value Common Stock to Advanomics Corporation in exchange for cancellation of this note.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Periods Ended September 30, 2016
On December 28, 2015 the Company acquired the worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Patents”) for the anticancer compound, Adva-27a, which include all worldwide rights to this intellectual property in exchange for a note payable for $12,822,499, with interest accruing at 2% per year beginning January 1, 2016 and quarterly payments of $70,000 plus interest commencing the end of March 2016 and continuing until December 2020 when the entire principal balance and all accrued interest will be due. The note was collateralized by the Patents. Pursuant to an amended agreement, effective December 28, 2015, this note was cancelled and replaced with a new convertible note having a face value of $624,875, comprised of $462,870 in principal amount which is the seller’s (Advanomics Corporation, a related party, book value of the Patents, plus a $162,005 amount as an adjustment for the currency exchange difference. See Note 12 below. This new, interest-free note is automatically convertible into 240,336,451 shares of $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common Shares are available for issuance. On July 6, 2016, the Company amended its Articles of Incorporation, increasing its authorized capital to 3,000,000,000 shares of $0.001 par value Common Stock and on July 8, 2016 the Company issued 240,336,451 shares of $0.001 par value Common Stock to Advanomics Corporation in exchange for cancellation of this note.

During the period ended September 30, 2016, a total of $835,394 in related party principal amount of debt was converted into 321,305,416 shares of $0.001 par value Common Stock leaving a principal balance of $-0-. In connection with this conversion, the Common Stock issued was valued at $2,217,007 generating a loss of $1,381,613 on conversion.

Note 6 – Issuance of Common Stock

During the nine months ended September 30, 2016, the Company issued a total of 437,760,265 shares of $0.001 par value Common Stock. Of these 366,454,709 shares valued at $2,767,254 were issued upon conversion of outstanding notes payable, reducing the debt by $1,041,430 and interest payable by $6,520 and generating a loss on conversion of $1,719,304.

In addition, the Company issued 7,000,000 shares of $0.001 par value Common Stock for $105,000 Canadian (approximately $79,128 US) and 5,555,556 shares of $0.001 par value Common Stock for $25,000.

The Company also issued 10,000,000 shares of $0.001 par value Common Stock to an unrelated party for services valued at $100,000 or $0.01 per share, the market value of the shares at the time of issuance. These services are for a two year period but were fully expensed during the period ended September 30, 2016.

In addition, the Company issued 5,750,000 shares of $0.001 par value Common Stock to an unrelated party for services valued at $43,700 or $0.0076 per share, the market value of the shares at the time of issuance.

The Company also issued 7,000,000 shares of $0.001 par value Common Stock to an unrelated party for services valued at $23,800 or $0.0034 per share, the market value of the shares at the time of issuance.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Periods Ended September 30, 2016

In addition, the Company issued 36,000,000 shares of $0.001 par value Common Stock for services rendered to the Company by its Directors valued at $252,000 or $0.007 per share, the market value of the shares at the time of issuance

The Company declared no dividends through September 30, 2016.

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

Note 9 -- Generic Drugs Licenses
During the nine month period ended September 30, 2016, the Company entered into Generic Drugs License Agreements for the following four Generic Drugs:
●
Anastrozole (brand name Arimidex® by AstraZenica) for treatment of Breast Cancer
●
Letrozole (brand name Femara® by Novartis) for treatment of Breast Cancer
●
Bicalutamide (brand name Casodex® by AstraZenica) for treatment of Prostate Cancer
●
Finasteride (brand name Propecia® by Merck) for treatment of Benign Prostatic Hyperplasia

The cost of these Licenses has been fully expensed. The Company determined it was appropriate to fully expense these costs when incurred.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Periods Ended September 30, 2016

Note 10 – Financial Statements
For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission and the audited consolidated financial statements and notes included therein.

Note 11 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At the year ended December 31, 2015 the Company had approximately $11,453,491 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2026. A deferred tax asset at each date of approximately $4,421,048 resulting from the loss carry forwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended September 30, 2016 and December 31, 2015 was approximately $912,955 and $843,206, respectively.

Note 12 – Related Party Transactions

Certain members of the Company’s management, including Dr. Steve N. Slilaty, the Company’s President, CEO and a Director/shareholder and Camille Sebaaly, the Company’s CFO, Secretary and a Director/shareholder, hold similar positions with Advanomics Corporation, the seller of the Adva-27a patents recently acquired by the Company (see Note 5).

Note 13 – Litigation Settlement Proceeds

In February 2015 the Company filed an action in the Circuit Court of the 11th Judicial Circuit for Miami-Date County, Florida related to a convertible note that we issued to the defendant. This matter was settled during the first calendar quarter of 2016. The Company received a one-time payment of $25,000 as part of the terms of settlement.

Note 14 – Subsequent Events

On October 14, 2016, the Company issued 10,000,000 shares of $0.001 par value Common Stock to an unrelated party for financial consulting services valued at $41,000 or $0.0041 per share.

On October 18, 2016, the holder of the convertible note having a face value of $174,852 elected to convert $74,852 in principal amount into 40,374,475 shares of $0.001 par value Common Stock, leaving a principal balance of $100,000.

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

Results Of Operations

Comparison of Results of Operations for the nine months ended September 30, 2016 and 2015

For the nine months ended September 30, 2016 and 2015, we did not generate any significant revenue.

General and administrative (“G&A”) expenses during the nine month period ended September 30, 2016 were $657,011, compared to G&A expense of $607,743 incurred during the nine month period ended September 30, 2015, an increase of $49,268. While this overall increase is not very large, some of the individual items in our G&A expenses saw a significant increase or decrease during the nine month period ended September 30, 2016. Specifically, we saw an increase in our executive compensation of $205,719. This increase was a result of stock issued to each of our officers and directors during the second quarter of 2016. All of the executive compensation paid during both 2016 and 2015 arose from the issuance of shares of our Common or Preferred Stock. We also incurred $49,045 in additional consulting fees as a result of stock based payments to consultants we engaged to provide services related to our Generic Pharmaceuticals Business. In addition, we saw a $24,136 increase in research and development expense during the nine months ended September 30, 2016, compared to no R&D expenditure during the similar period in 2015. We also incurred $19,190 in additional office and travel expenses during the nine months ended September 30, 2016. In addition, we incurred $45,169 in amortization and depreciation during the nine months ended September 30, 2016 which we did not incur during the same period in 2015. This amount of amortization and depreciation is largely related to the patents we purchased in 2015. Finally, we saw an increase of $19,203 in generic drugs licenses expenses which we did not have in the same period in 2015. This expense is the result of new generic drugs license agreements we signed during the period ended September 30, 2016. See Note 9 of the Financial Statements. These increases were offset by our no longer being required to pay a license fee, which saved $259,094 because we acquired the patent rights which were previously the subject of the license fee. See “Plan of Operation – Intellectual Property” below, as well as a decrease of $50,074 in legal fees as the litigation we were involved in was settled in exchange for a $25,000 payment made to us during the nine month period ended September 30, 2016.

  We also incurred $29,080 in interest expense during the nine months ended September 30, 2016, compared to $49,186 in interest expense during the similar period in 2015 as a result of decreased borrowings.  However, we incurred $1,719,304 in losses arising from debt conversion during the nine months ended September 30, 2016, compared to $359,677 on losses from debt conversion during the nine months ended September 30, 2015, a difference of $1,359,627. Although we retired over $1,000,000 in convertible debt (including the related party debt in the amount of $835,394 for the patents purchased in 2015) during the nine month period ended September 30, 2016, we do not anticipate that we will fund our operations using convertible debt financing moving forward. We also negotiated the release of $7,790 of outstanding debt during the nine months ended September 30, 2016

As a result, we incurred a net loss of $2,372,224 (approximately $0.01 per share) for the nine month period ended September 30, 2016, compared to a net loss of $1,005,229 (approximately $0.01 per share) during the nine month period ended September 30, 2015.

Comparison of Results of Operations for the three months ended September 30, 2016 and 2015

General and administrative expenses during the three month period ended September 30, 2016 were $116,016, compared to general and administrative expense of $113,053 incurred during the three month period ended September 30, 2015, an increase of $2,963. While this increase was not overly significant, the various components of our general and administrative expense varied significantly from prior results of operations.

Specifically, licensing fees decreased from $64,986 to nil during the three months ended September 30, 2016 compared to the similar period in 2015 because we acquired the patent rights which were previously the subject of the license fee. See “Plan of Operation – Intellectual Property” below. Research and development costs also decreased by $8,657, as our management concentrated on developing our newly launched Generics Pharmaceuticals Business. See “Plan of Operation” below.  Legal fees decreased by $16,621 because we were no longer involved in any litigation. Offsetting these decreases were increases in generic drugs licensing fees, accounting fees, consulting fees and amortization and depreciation expenses. We incurred $11,442 in generic drugs licenses expenses which we did not incur in the same period in 2015. This expense is the result of new generic drugs license agreements we signed during the period ended September 30, 2016. See Note 9 of the Financial Statements. We also incurred $43,611 in increased accounting fees during the three months ended September 30, 2016, compared to the similar period in 2015 because we used stock based compensation to pay for all of 2016 bookkeeping and tax related services. The stock issued in connection with these services was expensed at market value during the three month period ended September 30, 2016. Similarly, consulting fees increased by $18,043 during the three months ended September 30, 2016 compared to the similar period in 2015 for services related to financing and development of the Generic Pharmaceuticals Business. Finally, we incurred $14,963 in amortization and depreciation expenses during the three months ended September 30, 2016 which we did not incur during the same period in 2015, largely related to the patents we acquired in 2015.

We also incurred $12,129 in interest expense during the three months ended September 30, 2016, compared to $9,755 in interest expense during the similar period in 2015 as a result of decreased borrowings.  However, we incurred $1,465,646 in losses arising from debt conversion during the three months ended September 30, 2016, compared to $80,211 during the corresponding period in 2015. We also negotiated the release of $7,790 of outstanding debt during the three months ended September 30, 2016.

As a result, we incurred a net loss of $1,585,620 (approximately $0.00 per share) during the three month period ended September 30, 2016, compared to a net loss of $202,815 (approximately $0.00 per share) during the three month period ended September 30, 2015.

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

Generic Pharmaceuticals Operations

On July 25, 2014, we formed Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian wholly owned subsidiary for the purposes of conducting generic pharmaceuticals business in Canada and elsewhere around the globe. Sunshine Canada recently signed Cross Referencing Agreements with a major pharmaceutical company for four prescription generic drugs for the treatment of Breast Cancer, Prostate Cancer and Enlarged Prostate. We will market and sell these new pharmaceutical products under our own Sunshine Biopharma label. These four generic products are as follows:

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
Bicalutamide (brand name Casodex® by AstraZenica) for treatment of Prostate Cancer
●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Worldwide sales of the brand name version of these products as reported by the respective owner of the registered trademark are as follows:

●
Arimidex® $250M in 2015
●
Femara® $380M in 2014
●
Casodex® $267M in 2015
●
Propecia® $183M in 2015

Sunshine Canada is currently in the process of securing a Drug Identification Number (“DIN”) for each of these products from Health Canada. The Company is also working on finding an appropriate facility and obtaining a Drug Establishment License (“DEL”) from Health Canada. Upon receipt of the DEL and DIN’s, we will be able to accept orders for our own label SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride. While no assurances can be provided, we hope to build a much larger portfolio of “SBI” label Generic Pharmaceuticals over time.

While no assurances can be provided and subject to the availability of adequate financing, of which there is no assurance, we anticipate that profits from the sales of Generic Products will be used to finance our proprietary drug development program, including Adva-27a, our flagship anticancer compound. In addition to near-term revenue generation, building the generics business infrastructure and securing the proper permits will render Sunshine Canada appropriately positioned for the marketing and distribution of our proprietary Adva-27a drug candidate, provided that Adva-27a is approved for such marketing and distribution, of which there can be no assurance.

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

In June 2015 we received a sample of the scale-up manufacturing process for evaluation and confirmation of adherence to specifications.  Based upon our laboratory analyses, the sample meets all of the required chemical, physical and biological specifications.  The amount of material (the “Yield”) generated by this pilot run was found to be significantly lower than anticipated and we are currently working towards finding possible solutions to increase the Yield and define a path forward. During the course of our discussions concerning the problem of the low Yield, Lonza informed us that they required us to pay them $687,818 prior to moving forward with any activity pertaining to the agreement we have with them for the manufacturing of our compound. We have repeatedly indicated to Lonza that a clear path defining exactly how the extremely low yield issue would be addressed is imperative prior to us making any payments. As of the date of this report, neither party has changed its position.

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options available.  In June 2011 we concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for these two indications.  All aspects of the planned clinical trials in Canada will employ FDA standards at all levels.  Subject to obtaining the necessary financing, we now anticipate that Phase I clinical trials will commence in mid to late 2017 and we estimate that it will take 18 months to complete, at which time we expect to receive limited marketing approval for “compassionate-use” under the FDA and similar guidelines in Canada. See “Potential Future Opportunities” below.

Potential Future Opportunities

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Liquidity and Capital Resources

As of September 30, 2016, we had cash or cash equivalents of $21,789.

Net cash used in operating activities was $282,988 during the nine month period ended September 30, 2016, compared to $524,851 for the nine month period ended September 30, 2015.  We anticipate that overhead costs in current operations will increase in the future as we move forward with our Generic Pharmaceuticals and Proprietary Drug Developments operations discussed above.

Cash flows from financing activities were $255,293 for the nine month periods ended September 30, 2016, compared to $505,530 during the nine months ended September 30, 2015.  Cash flows used by investing activities were $2,343 for the nine months ended September 30, 2016, compared to $0 for the nine month periods ended September 30, 2015.

At September 30, 2016, we had issued and outstanding 636,025,383 shares of our Common Stock. During the nine months ended September 30, 2016, we issued a total of 437,760,265 shares of our Common Stock. Of these, 366,454,709 shares valued at $2,767,254 were issued pursuant to conversion of outstanding convertible notes payable, reducing debt by $1,041,430 and interest payable by $6,520 and generating a loss on conversion of $1,719,304 for the period.

On July 1, 2016, we issued 5,750,000 shares of our $0.001 par value Common Stock in exchange for services.

On July 1, 2016, we executed a Convertible Promissory Note payable having a face value of $55,000.00. The proceeds from this Note were received by us on September 30, 2016 and were recorded in our Financial Statements included in this report as a current liability.

On July 1, 2016, we executed a Convertible Promissory Note payable having a face value of $174,852, comprised of the principal amount ($165,000.00) and all accrued interest ($9,852.00) on the Convertible Promissory Note payable that matured on September 30, 2016. See Note 4 to Financial Statements.

On July 6, 2016, we amended our Articles of Incorporation, increasing our authorized capital to 3,000,000,000 shares of Common Stock, $0.001 par value per share, and 30,000,000 shares of Preferred Stock, $0.10 par value per share.

On July 8, 2016, we issued 321,305,416 shares of our $0.001 par value Common Stock to Advanomics Corporation (“Advanomics”), a related party, in exchange for cancellation of the two notes payable in the aggregate principal amount of $835,394 applicable to our acquisition of the patent rights discussed above and in Note 5 to our Financial Statements.

We also issued 7,000,000 shares of Common Stock for $105,000 Canadian (approximately $79,128 US) to finance our Generic Pharmaceuticals operations and 5,555,556 shares of Common Stock for $25,000 to pay for our filing expenses.

In addition, we issued, 10,000,000 shares of $0.001 par value Common Stock to an unrelated party for services valued at $100,000 or $0.01 per share. These services are for a two year period but were fully expensed during the period ended June 30, 2016.

We also issued 36,000,000 shares of our Common Stock for services rendered to us by our current directors, valued at $252,000 or $0.007 per share.

We are generating only nominal revenue from our operations, and our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to continue our Generic Pharmaceuticals business and Proprietary Drug Development operations. We intend to raise funds through private placements of our Common Stock and through short-term borrowing. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms and venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our business plan. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Subsequent Events

On October 14, 2016, we issued 10,000,000 shares of $0.001 par value Common Stock to an unrelated party for financial consulting services.

On October 18, 2016, the holder of the convertible note having a face value of $174,852 elected to convert $74,852 in principal amount into 40,374,475 shares of $0.001 par value Common Stock, leaving a principal balance of $100,000.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2016.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level. We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2015 we received a sample of the scale-up manufacturing process for evaluation and confirmation of adherence to specifications.  Based upon our laboratory analyses, the sample meets all of the required chemical, physical and biological specifications.  The amount of material (the “Yield”) generated by this pilot run was found to be significantly lower than anticipated and we are currently working towards finding possible solutions to increase the Yield and define a path forward. During the course of our discussions concerning the problem of the low Yield, Lonza informed us that they required us to pay them $687,818 prior to moving forward with any activity pertaining to the agreement we have with them for the manufacturing of our compound. We have repeatedly indicated to Lonza that a clear path defining exactly how the extremely low yield issue would be addressed is imperative prior to us making any payments. As of the date of this report, neither party has changed its position.

Other than the above, we are not party to any material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, we issued a total of 437,760,265 shares of $0.001 par value Common Stock. Of these, 366,454,709 shares valued at $2,767,254 were issued upon conversion of outstanding notes payable, reducing debt by $1,041,430 and interest payable by $6,520 and generating a loss on conversion of $1,719,304. We relied upon the exemption from registration provided by Regulation D promulgated under the Securities Act of 1933, as amended, to issue these shares. The proceeds of these loans were used to acquire patents and for working capital.

In addition, we issued 7,000,000 shares of $0.001 par value Common Stock for $105,000 Canadian (approximately $79,128 US) and 5,555,556 shares of $0.001 par value Common Stock for $25,000. We used these funds for working capital.

We also issued 10,000,000 shares of $0.001 par value Common Stock to an unrelated party for services valued at $100,000 or $0.01 per share, the market value of the shares at the time of issuance. These services are for a two year period but were fully expensed during the period ended September 30, 2016.

In addition, we issued 5,750,000 shares of $0.001 par value Common Stock to an unrelated party for services valued at $43,700 or $0.0076 per share, the market value of the shares at the time of issuance.

Wey also issued 7,000,000 shares of $0.001 par value Common Stock to an unrelated party for services valued at $23,800 or $0.0034 per share, the market value of the shares at the time of issuance.

In addition, we issued 36,000,000 shares of $0.001 par value Common Stock for services rendered to the Company by our Directors valued at $252,000 or $0.007 per share, the market value of the shares at the time of issuance.

Except as otherwise indicated, herein, we relied upon the exemption from registration provided by Section 4(a)(2) promulgated under the Securities Act of 1933, as amended, to issue the aforesaid shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

______________________
* Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2016.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer