Form 10-K
period 2016-12-31
Sunshine Biopharma, Inc
filed 2017-04-17
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

(514) 764-9698
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCQB

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2016 was $1,161,885.

As of April 12, 2017, the Registrant had 851,927,983 shares of Common Stock issued and outstanding.

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

PART I

ITEM 1.                 BUSINESS

History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.” Until October 2009, our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies. Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation (subsequently renamed Sunshine Etopo, Inc.), in exchange for the issuance of 21,962,000 shares of our Common Stock and 850,000 shares of Convertible Preferred Stock, each convertible into twenty (20) shares of our Common Stock. As a result of this transaction we changed our name to “Sunshine Biopharma, Inc. and our officers and directors resigned their positions with us and were replaced by our current management. The majority of the Common Shares and all of the Convertible Preferred Shares we issued for this transaction were issued to Advanomics Corporation, a privately held Canadian company (“Advanomics”). As a result of the issuance of this stock, Advanomics became a related party. Advanomics had previously granted Sunshine Biopharma, Inc. an exclusive license for an anticancer drug in development called Adva-27a. On December 21, 2011, Advanomics exercised its right to convert the 850,000 shares of Series “A” Preferred Stock it held in our Company into 17,000,000 shares of Common Stock. There are currently no issued and outstanding shares of the Series “A” Preferred Stock of our company.

Following the above detailed transactions, we began to operate as a pharmaceutical company focusing on development of the Adva-27a anticancer compound. We operated under a the exclusive technology license agreement with Advanomics until December 2015, at which time we acquired all of the worldwide right to the technology and became direct owner of all issued and pending patents pertaining to the Adva-27a technology. Following acquisition of the Adva-27a patents, the exclusive license agreement with Advanomics was terminated and Sunshine Etopo, Inc., Sunshine Biopharma Inc.’s subsidiary holding the exclusive license with Advanomics, was dissolved. See “Part I, Item 1 – Business - Intellectual Property,” below.

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the globe. Sunshine Canada has recently signed licensing agreements for four (4) generic prescription drugs for the treatment of cancer and BPH (Benign Prostatic Hyperplasia).

With our entry into the generic pharmaceuticals business, we have become a fully integrated pharmaceutical company offering generic and proprietary drugs for the treatment of cancer and other acute and chronic indications.

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N 1R4. Our phone number is (514) 764-9698 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Business Operations

Since inception, we have been operating as a pharmaceutical company focused on the research, development and commercialization of proprietary drugs for the treatment of various forms of cancer.  In July 2014, we formed Sunshine Biopharma Canada Inc., a Canadian wholly owned subsidiary, for the purposes of conducting generic pharmaceuticals business in Canada and elsewhere around the world. During 2016, we intensified activities in the generic pharmaceuticals area and as a result, in addition to our continued efforts to develop our anti-cancer drug, we also intend to become a fully integrated pharmaceutical company offering generic and proprietary drugs for the treatment of cancer and other acute and chronic indications. Below we describe our Generic Pharmaceuticals Operations followed by our Proprietary Drug Development Program.

Generic Pharmaceuticals Operations

In 2016, our Canadian wholly owned subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), signed Cross Referencing Agreements with a major pharmaceutical company for four prescription generic drugs for the treatment of Breast Cancer, Prostate Cancer and Enlarged Prostate. We will market and sell these new pharmaceutical products under our own Sunshine Biopharma label. These four generic products are as follows:

●
Anastrozole (brand name Arimidex® by AstraZeneca) for treatment of Breast Cancer;
●
Letrozole (brand name Femara® by Novartis) for treatment of Breast Cancer;
●
Bicalutamide (brand name Casodex® by AstraZenica) for treatment of Prostate Cancer;
●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Worldwide sales of the brand name version of these products as reported in the SEC filing of the respective owner of the registered trademark are as follows:

●
Arimidex® $232M in 2016
●
Femara® $380M in 2014
●
Casodex® $247M in 2016
●
Propecia® $183M in 2015

Sunshine Canada is currently in the process of securing a Drug Identification Number (“DIN”) for each of these products from Health Canada. We are also working on finding an appropriate facility and obtaining a Drug Establishment License (“DEL”) from Health Canada. Upon receipt of the DEL and DIN’s, we will be able to accept orders for our own label SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride. We cannot estimate the timing in our obtaining either the DIN or DEL due to variables involved that are out of our control. The Figure below shows our 30-Pill blister pack of Anastrozole.

We currently have twenty three (23) additional Generic Pharmaceuticals under review for in-licensing. While no assurances can be provided, when completed, this will bring our Generic Products portfolio to a total of twenty seven (27). We believe that a larger product portfolio provides us with more opportunities and a greater reach into the marketplace. We hope to further build our generics portfolio of “SBI” label Generic Pharmaceuticals over time.

Various publicly available sources indicate that the worldwide sales of generic pharmaceuticals are approximately $200 billion per year. In the United States and Canada, the sales of generic pharmaceuticals are approximately $50 billion and $5 billion, respectively. The generic pharmaceuticals business is fairly competitive and there are several multinational players in the field including Teva (Israel), Novartis - Sandoz (Switzerland), Hospira (USA), Mylan (Netherlands), Sanofi (France), Fresenius Kabi (Germany) and Apotex (Canada). While no assurances can be provided, with our offering of Canadian approved products we believe that we will be able to access at least a small percentage of the generic pharmaceuticals marketplace.

As part of a subscription agreement, we have an obligation to pay a royalty of 5% of net sales on one of our generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product.

While no assurances can be provided and subject to the availability of adequate financing, of which there is no assurance, we anticipate that profits from the sales of Generic Products will be used to finance our proprietary drug development program, including Adva-27a, our flagship anticancer compound. In addition to near-term revenue generation, building the generics business infrastructure and securing the proper permits will render us appropriately positioned for the marketing and distribution of our proprietary Adva-27a drug candidate, provided that Adva-27a is approved for such marketing and distribution, of which there can be no assurance.

Proprietary Drug Development Operations

Since inception, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive cancers. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma is direct owner of all issued and pending worldwide patents pertaining to Adva-27a including U.S. Patent Number 8,236,935. See “Part I, Item 1 – Business - Intellectual Property.”

Summary of Adva-27a Preclinical Studies

Adva-27a is a GEM-difluorinated C-glycoside derivative of Podophyllotoxin. Another derivative of Podophyllotoxin called Etoposide is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer. Etoposide is one of the most widely used anticancer drugs. Adva-27a and Etoposide are similar in that they both attack the same target in cancer cells, namely the DNA unwinding enzyme, Topoisomerase II. Unlike Etoposide, and other anti-tumor drugs currently in use, Adva-27a is able to destroy Multidrug Resistant Cancer cells. Adva-27a is the only compound known today that is capable of destroying Multidrug Resistant Cancer. In addition, Adva-27a has been shown to have distinct and more desirable biological and pharmacological properties compared to Etoposide. In side-by-side studies using Multidrug Resistant Breast Cancer cells and Etoposide as a reference, Adva-27a showed markedly improved cell killing activity (see Figure below). Our preclinical studies to date have shown that:

●
Adva-27a is effective at killing different types of Multidrug Resistant cancer cells, including Pancreatic Cancer Cells (Panc-1), Breast Cancer Cells (MCF-7/MDR), Small-Cell Lung Cancer Cells (H69AR), and Uterine Sarcoma Cells (MES-SA/Dx5).

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

These and other preclinical data have been published in ANTICANCER RESEARCH, a peer-reviewed International Journal of Cancer Research and Treatment. The publication which is entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” [ANTICANCER RESEARCH 32: 4423-4432 (2012)] is available on our website at www.sunshinebiopharma.com.

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
●
IND-Enabling Studies
●
Regulatory Filing (Fast-Track Status Anticipated)
●
Phase I Clinical Trials (Pancreatic Cancer and in parallel Multidrug Resistant Breast Cancer)

 GMP Manufacturing

On November 14, 2014, we entered into a Manufacturing Services Agreement with Lonza Ltd. and Lonza Sales Ltd. (hereinafter jointly referred to as “Lonza”), whereby we engaged Lonza to be the manufacturer of our Adva-27a anticancer drug. In June 2015 we received a sample of the pilot manufacturing run for evaluation. Our laboratory analyses showed that, while the sample meets all of the required chemical, physical and biological specifications, the amount of material generated (the “Yield”) by the pilot run was found to be significantly lower than anticipated. We are currently working towards finding possible solutions to increase the Yield and define a path forward. During the course of our discussions concerning the problem of the low Yield, Lonza informed us that they required us to pay them $687,818 prior to moving forward with any activity pertaining to the manufacturing agreement we have with them. We have repeatedly indicated to Lonza that a clear path defining exactly how the extremely low Yield issue would be addressed is imperative prior to us making any payments. As of the date of this report, neither party has changed its position. See “Part I, Item 3 – Legal Proceedings.”

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer and multidrug resistant breast cancer for which there are currently little or no treatment options available. We have concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for these two indications. All aspects of the planned clinical trials in Canada will employ FDA standards at all levels. Subject to obtaining the necessary financing, we now anticipate that Phase I clinical trials will commence in mid-2018 and we estimate that it will take 18 months to complete, at which time we expect to receive limited marketing approval for “compassionate-use” under the FDA and similar guidelines in Canada. See “Potential Near-Term Opportunities” below.

Potential Near-Term Opportunities

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

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

Effective December 28, 2015, we entered into amendments (the “Amendments”) of these Purchase Agreements pursuant to which the total purchase price was reduced from $17,142,499 to $618,810, the book value of this intellectual property on the financial statements of Advanomics.  Further, the Amendments provided for automatic conversion of the promissory notes representing the new purchase price into an aggregate of 321,305,415 shares of our Common Stock once we increase our authorized capital such that these shares can be issued.  In July 2016 we increased our authorized capital and issued the 321,305,415 Common shares to Advanomics thereby completing all aspects of the patent purchase arrangements and securing direct ownership of all worldwide patents and rights pertaining to Adva-27a.

In addition, in 2016 we signed Cross Referencing Agreements with a major pharmaceutical company for four (4) prescription generic drugs for the treatment of Breast Cancer, Prostate Cancer and Enlarged Prostate. These agreements give us the right to register the four (4) generic products, Anastrozole, Letrozole, Bicalutamide and Finasteride in Canada under our own label and obtain a DIN for each in order to be able to place them on the market.

Government Regulations

Our business operations, including both the generic drugs operations and proprietary drug development operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.

In the U.S, the Federal Government agency responsible for regulating drugs is the U.S. Food and Drug Administration (“FDA”). The Canadian counterpart to the FDA is the Health Products and Food Branch (“HPFB”) of Health Canada. Both the FDA and HPFB have similar requirements for a drug to be approved for marketing. In addition, the quality standards for brand name drugs and generic drugs are the same. The ingredients, manufacturing processes and facilities for all drugs must meet the guidelines for Good Manufacturing Practices (“GMP”). Moreover, all drug manufacturers must perform a series of tests, both during and after production, to show that every drug batch made meets the regulatory agency’s requirements for that product.

In connection with our development of the new chemical entity, Adva-27a, we will be subject to significant regulations in the U.S. in order to obtain the approval of the FDA to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would review the application and if all the data are in order and acceptable would give the go ahead for the drug sponsor to proceed with Phase I clinical (human) trials.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval on a humanitarian basis if the drug treats terminally ill patients with limited treatment options available.  As of the date of this Report we have not made any filings with the FDA or other regulatory bodies in other jurisdictions.  We have however had extensive discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for pancreatic cancer and multidrug resistant breast cancer they believe that Health Canada is likely to grant us a so-called fast-track process on the basis of the terminal nature of the cancer types which we will be treating.  There are no assurances this will occur.

Employees

As of the date of this Report we have three (3) employees, our management.  We anticipate that if we receive financing we will need additional employees in both our generic pharmaceutical and proprietary drug development operations including accounting, regulatory affairs, marketing, sales and laboratory personnel.

Competition

In the area of proprietary anticancer drug development, we will be competing with large publicly and privately held companies engaged in developing new cancer therapies. There are numerous other entities engaged in this business that have greater resources, both financial and otherwise, than the resources presently available to us.  Nearly all major pharmaceutical companies including Amgen, Roche, Pfizer, Bristol-Myers Squibb and Novartis, to name just a few, have on-going anti-cancer drug development programs and some of the drug they may develop could be in direct competition with our drug.  Also, a number of small companies are also working in the area of cancer and could develop drugs that may be in competition with ours.  However, none of these competitor companies can use molecules similar to ours as they would be infringing our patents.

The generic pharmaceuticals business is fairly competitive and there are many players in the field including several multinationals such as Teva (Israel), Novartis - Sandoz (Switzerland), Hospira (USA), Mylan (Netherlands), Sanofi (France), Fresenius Kabi (Germany) and Apotex (Canada)with annual sales in the range of approximately $2 billion to over $10. With our offering of Canadian approved generic products, we believe that we will be able to access at least a small percentage of the generic pharmaceuticals market.

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

We are the owner of Cross Referencing Agreements for four (4) generic drugs which we will market and sell under the tradenames SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of our former licensor, Advanomics Corporation, who provided this space to us on a rent free basis in 2015 and 2016.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  Effective January 1, 2017 we took over the lease from Advanomics and this space is now exclusively our own.

ITEM 3.    LEGAL PROCEEDINGS

In February 2015 we filed an action in the Circuit Court of the 11th Judicial Circuit for Miami-Date County, Florida against Justin Keener, d/b/a JMJ Financial, arising out of a convertible note that we issued to the defendant.  The complaint alleged among other things, claims of usury, fraudulent inducement, breach of contract, and injunctive and declaratory relief.  This matter was settled during the first calendar quarter of 2016.  We received a one-time payment of $25,000 as part of the terms of settlement.

Other than the matter discussed above under “Item 1 – GMP Manufacturing,” to the best of our management’s knowledge and belief, there are no material claims that have been brought against us nor have there been any claims threatened.

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

Quarter Ended	High	Low

March 31, 2015	$0.0441	$0.0121
June 30, 2015	$0.0400	$0.0120
September 31, 2015	$0.0181	$0.0061
December 31, 2015	$0.0141	$0.0023

March 31, 2016	$0.0088	$0.0052
June 30, 2016	$0.0110	$0.0061
September 30, 2016	$0.0039	$0.0030
December 31, 2016	$0.0040	$0.0032

As of April 12, 2017, the closing bid price of our Common Stock was $0.007 per share.

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

Holders

We had 149 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.”  During our fiscal year ended July 31, 2009 our business was to provide management consulting with regard to accounting, computer and general business issues for small and home-office based companies.  Effective October 15, 2009, we executed an agreement to acquire Sunshine Biopharma, Inc., a Colorado corporation, and as a result we became a pharmaceutical company now offering generic and proprietary drugs for the treatment of cancer and other acute and chronic indications.  See “Part I, Item 1 – Business.”

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

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2016 and 2015

During our fiscal year ended December 31, 2016 and 2015, we did not generate any significant revenues. The revenue amount of $1,708 in 2015 was received from scientific consulting services provided to a company in Montreal (Canada).

Total expenses, including general and administrative expenses and research and development (R&D) expenses for our fiscal year ended December 31, 2016 were $993,108, compared to $781,985 during our fiscal year ended December 31, 2015, an increase of $211,123.  This increase is primarily attributable to (i) an increase of $24,136 in R&D expenses, (ii) an increase of $120,111 in consulting fees, and (iii) an increase of $429,397 in officers and directors compensation. The increase in consulting fees and officers and directors compensation was as a result of our efforts and focus on advancing our generic pharmaceuticals operations.  The increases in these categories of expenses were offset to some extent by decreases in other expense areas including legal fees and licensing fees. In 2016, our legal fees decreased by $72,370 as a result of us having settled a litigation which we had initiated in January 2015.  Similarly, our license fees decreased from $384,581 in 2015 to $19,203 in 2016. The amount we paid in 2015 was an obligation under a license agreement with Advanomics Corporation for our Adva-27a anticancer drug. During 2015 we acquired the patent rights to our Adva-27a drug and terminated the license agreement with Advanomics. The license expense of $19,203 we paid in 2016 was incurred in order to obtain the rights for our four (4) generic products. See “Part I, Item 1 – Business.”

We also incurred $34,732 in interest expense and $1,945,898 in losses from debt conversion during the year ended December 31, 2016, compared to $307,211 in interest expense and $575,144 in losses from debt conversion during the similar period in 2015. In addition, we incurred a loss of $556,120 in 2016 as a result of impairment of the patents we purchased in 2015. See “Part I, Item 1 – Business.”

As discussed elsewhere in this Report, including “Part I, Item 1 – Business” and “Part III, Item 13 – Certain Relationships and Related Transactions and Director Independence,” on October 8, 2015, we acquired U.S. Patent Number 8,236,935 (the “US Patent”) for the anticancer compound, Adva-27a from a related entity (Advanomics Corporation), which includes all rights to this intellectual property within the United States, in exchange for an interest-free note payable for $4,320,000.  On December 28, 2015, we acquired the remaining worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Adva-27a anticancer compound from the same related entity (Advanomics Corporation) in exchange for a note payable for $12,822,499.

Effective December 28, 2015, the parties agreed to amend both of these Patent Purchase Agreements.  The relevant notes were cancelled and each replaced with a new convertible note.  The note applicable to the October 8, 2015 transaction now has a face value of $210,519, comprised of $155,940 in principal amount which is Advanomics’ book value of the US Patent, plus $54,579 as an adjustment for the currency exchange difference.  The note related to the December 28, 2015 transaction was also cancelled and replaced with a new convertible note having a face value of $624,875, comprised of $462,870 in principal amount, which is Advanomics’ book value of the Worldwide Patents, plus $162,005 as an adjustment for the currency exchange difference.  Advanomics has retained a security interest in the Patents until such time as the automatic conversion of the new notes into Common shares is completed.

We believe that purchase of the Patents would facilitate our ability to obtain the funding necessary to complete the development and FDA approval process for Adva-27a.  Entering into amendments (“Amendments”) of the original Patent Purchase Agreements was subsequently believed to be necessary as the burdensome financial obligations imposed by the terms of the original Patent Purchase Agreements were not conducive to obtaining such financing, to the mutual detriment of both ourselves and Advanomics.  The Amendments amended the purchase price of the Patents, eliminated all cash payments obligations and replaced the non-convertible notes totaling $17,142,499 with two (2) convertible notes totaling $835,394 that automatically converted into an aggregate of 321,305,415 shares of our Common Stock when we successfully amend our Articles of Incorporation to increase our authorized capital of Common Stock to 3 billion. In July 2016, having completed the increase of our authorized capital to 3 billion shares of Common Stock, we issued the 321,305,415 Common Shares to Advanomics thereby completing all aspects of the patent purchase arrangements and securing direct ownership of all worldwide patents and rights pertaining to Adva-27a.

In related party transactions, purchased patents are required to be recorded at the purchase price or the book value on the seller’s financial statements, whichever is lower.  Pursuant to the Amendments, the Patents have been purchased from Advanomics, a related party, at Advanomics’ cost less the amortization through the date they were transferred to us ($618,810).  The R&D that was incurred by Advanomics was expensed by Advanomics as incurred and is not included in the book value of the Patents.  Patents expire 20 years from the priority date and are therefore amortized over 20 years.  The dominant patents of the Patents we acquired expire on April 25, 2026 and therefore have approximately 9 years remaining on their useful life.

In 2016, following a review of the status of our intellectual property, the remaining value of the Patents ($556,120) on our Balance Sheet was impaired as required under applicable accounting rules.

As a result, we incurred a net loss of $3,496,687 (approximately $0.01 per share) for the year ended December 31, 2016, compared to a net loss of $1,652,908 (approximately $0.01 per share) during the year ended December 31, 2015.

Because we have only generated nominal revenue, following is our Plan of Operation.

Plan of Operation

As of the date of this Report we are a pharmaceutical company offering generic and proprietary drugs for the treatment of cancer and other acute and chronic indications.  We have also recently signed Cross Referencing Agreements giving us the rights to market and sell four (4) generic pharmaceutical products, Anastrozole, Letrozole, Bicalutamide and Finasteride. In the area of our proprietary drugs program, we continue to work on advancing the development of our lead compound, Adva-27a, a multi-purpose anti-tumor compound targeted for the treatment of multidrug resistant cancer. In addition, we are planning to initiate our own R&D program as soon as practicable, once financing is in place.  There are no assurances that we will obtain the financing necessary to allow us to implement this or other aspects of our business plan.  More details about our Plan of Operations are provided above under “Item 1 – Business.”

Liquidity and Capital Resources

As of December 31, 2016, we had cash or cash equivalents of $57,453.

Net cash used in operating activities was $314,182 during our fiscal year ended December 31, 2016, compared to $867,644 during our fiscal year ended December 31, 2015.  We anticipate that our cash requirements for our current operations will increase in the future before we commence our generic products sales operations..

Cash flows used in investing activities were $3,439 during our fiscal year ended December 31, 2016.  For the fiscal year ended December 31, 2015, cash flows used in investing activities were $623,603 arising primarily out of the purchase of the Patents pertaining to our Adva-27a anticancer drug.  Net cash flows provided by financing activities totaled $324,622 in 2016, compared to $1,398,622 during our fiscal year ended December 31, 2015.

We have issued convertible notes to both related and unaffiliated parties in order to fund our operations. Following is a description of these outstanding convertible notes:

●
In December 2016, we received monies from our CEO in exchange for a note payable having a principal of $90,000 Canadian 9$67,032 US) with interest at 12% due March 31, 2017. The Note is convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. We estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. This Note is collateralized by all our assets. On March 31, 2017, the note, together with all accrued interest thereon and an additional principal amount of $3,000 Canadian paid to us in March 2017, was renewed for a 90-day period under the same terms and conditions as the original note. In the event of default, the interest rate will increase to 18% per annum and a penalty of $1,000 CAD per day will accrue.

●
We issued a convertible note in the original principal amount of $12,500 with interest of 12%, which was renewed on December 31, 2015, with the addition of accrued interest amounting to $6,642 (“2015 Note”). The 2015 Note has a Face Value of $19,142 and accrues interest at 12%. We renewed the 2015 Note when it became due on December 31, 2016 (“2016 Note”). The 2016 Note has a Face Value of $21,439 and accrues interest at 12%. The Face Value amount includes $2,297 in accrued interest. The 2016 Note is convertible anytime from the date of issuance into shares of our Common Stock at a 35% discount from market price.

●
On November 27, 2014, we issued a convertible note in the principal amount of $128,000 to a principal shareholder, with interest accruing at the rate of 10% per annum, which was due May 27, 2015. This Note was convertible from issuance into shares of our Common Stock at a price of $0.20 per share. On June 30, 2015, we renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new Note has a Face Value of $161,140 and accrues interest at 12%. The new Note, due December 31, 2015, was convertible any time from the date of issuance into shares of our Common Stock at a 35% discount from market price. On December 31, 2015, we renewed this note with the addition of accrued interest amounting to $9,668 and an origination fee of $32,228. The new Note has a Face Value of $203,036 and accrues interest at 12%. The new Note is due June 30, 2016, and is convertible into shares of our Common Stock at a 35% discount from market price. In January 2016, $38,036 of the principal was converted, leaving a principal balance of $165,000. In connection therewith, 7,705,186 shares of our Common Stock valued $231,156 were issued generating a loss on conversion of $193,120. We renewed this note with the addition of accrued interest amounting to $9,852. The renewed note has a Face Value of $174,852 and accrues interest at 12%. In October 2016, $74,852 of the principal amount was converted, leaving a principal balance of $100,000. In connection therewith, 40,374,475 shares of our Common Stock valued $290,696 were issued, generating a loss of $215,844 on conversion.

The following convertible notes were fully converted as of the date of this Report:

●
In August 2015, we received monies in exchange for a convertible note having a Face Value of $83,000, with interest accruing at 8% and a maturity date of May 7, 2016. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value. The Note, including $83,000 of principal and $3,120 in interest, was fully converted into $0.001 par value Common Stock during the period ended December 31, 2016. In connection therewith, 9,906,049 shares of our Common Stock, valued at $146,658, were issued generating a loss of $60,538 on the conversion.

●
In February 2016, we received monies in exchange for a note having a Face Value of $85,000 with interest at 8%, which was due November 18, 2016. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value. The Note, including $85,000 of principal and $3,400 in interest, was fully converted into 27,538,058 shares of our Common Stock valued at $172,433 were issued generating a loss of $84,033 on the conversion.

●
In June 2016, we received monies in exchange for a note having a Face Value of $55,000 with interest accruing at 10%, which was due April 1, 2017. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 40% below market value. In December 2016, $6,500 of the principal was converted into 5,000,000 shares of our Common Stock valued at $20,000 and generating a loss of $13,500 on conversion. In January 2017, the remaining principal balance of $48,500 and $3,022 in accrued interest was converted into 42,528,125 shares of $0.001 par value Common Stock, leaving a principal balance of $-0-.

On January 8, 2016, a principal shareholder of our Company holding a convertible note having a principal balance of $203,036 on December 31, 2015, elected to convert $38,036 in principal amount into 7,705,186 shares of $0.001 par value Common Stock, leaving a principal balance of $165,000.

On February 24, 2016, we sold 7,000,000 shares of our Common Stock for $105,000 Canadian (approximately $76,104 US) under Regulation S exemption to fund the previously announced generic pharmaceuticals operations.

On October 18, 2016, a principal shareholder of our Company holding a convertible note having a principal balance of $174,852 on July 1, 2016, elected to convert $74,852 in principal amount into 40,374,475 shares of $0.001 par value Common Stock, leaving a principal balance of $100,000

In the aggregate, during the year ended December 31, 2016, we issued 411,829,184 shares of our Common Stock for the conversion of $1,122,782 in debt and interest of $9,270. We sold 12,555,556 shares of Common Stock for cash of $104,128 and issued 146,750,000 shares of Common Stock in exchange for services valued at $702,300.

During the year ended December 31, 2015, we issued 124,714,077 shares of our Common Stock.  Of these, 102,914,077 were issued for the conversion of $501,624 in debt and $12,886 in interest.  In addition, we sold 20,000,000 shares of our Common Stock for cash of $236,550 and issued 1,800,000 shares of Common Stock in exchange for services valued at $66,500.

We are not generating revenue from our operations, and our ability to implement our business plan as set forth herein will depend on the future availability of financing.  Such financing will be required to enable us to further develop our generic pharmaceuticals business and proprietary drug development program.  We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $6 million ($1 million for the generic pharmaceutical operations and $5 million for the proprietary drug development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.  While we are engaged in discussions with various investment banking firms and venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our business plan.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase as we move forward with implementation of our business plan.  We do not have sufficient funds to cover the anticipated increase in the relevant expenses.  We need to raise additional funds in order to continue our existing operations, to initiate R&D activities, and to finance our plans to expand our operations for the next year.  If we are successful in raising additional funds, our operations and business efforts will continue and expand.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2016.

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

Leases

We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We adopted ASU 2015-17 during our first quarter of the year ended December 31, 2016, on a retrospective basis. The adoption of 2015-17 had no impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently evaluating the impact of these amendments on our financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). We are currently evaluating the impact of these amendments on our financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of these amendments on our financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). We are currently evaluating the impact of these amendments on our financial statements.

In May 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.

The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). We are currently evaluating the impact of these amendments on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of these amendments on our financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of these amendments on our financial statements.

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

Sunshine Biopharma, Inc.

CONSOLIDATED FINANCIAL STATEMENTS
With Independent Accountant’s Audit Report
At December 31, 2016 and 2015

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sunshine Biopharma, Inc.:

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Sunshine Biopharma, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
April 17, 2017

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets:

Cash and cash equivalents	$57,453	$50,798
Refundable taxes and Prepaid expenses	1,007	3,111

Total Current Assets	58,460	53,909

Equipment (net of $2,228 and $479 depreciation)	5,944	4,314
Patents (net of $58,918 amortization and $556,120 impairment, and $3,772 amortization)	-	615,038

TOTAL ASSETS	$64,404	$673,261

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of notes payable	69,939	102,142
Current portion of notes payable - related entity	167,032	1,038,430
Accounts payable	28,122	46,591
Accounts payable - related entity	-	80,487
Interest payable	9,011	2,656
Total Current Liabilities	274,104	1,270,306
Long-term liabilities	-	-

TOTAL LIABILITIES	274,104	1,270,306

SHAREHOLDERS' EQUITY

Preferred Stock, Series A, $0.10 par value per share; Authorized 850,000 Shares; Issued and outstanding -0- shares at December 31, 2016 and 2015.	-	-

Preferred Stock, Series B $0.10 par value per share; Authorized 500,000 Shares; Issued and outstanding 500,000 and 500,000 shares at December 31, 2016 and 2015, respectively.	50,000	50,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares; Issued and outstanding 769,399,858 and 198,265,118 at December 31, 2016 and 2015, respectively	769,400	198,265

Capital paid in excess of par value	11,548,460	8,235,217

Accumulated other comprehensive (Loss)	394	740

Accumulated (Deficit)	(12,577,954)	(9,081,267)

TOTAL SHAREHOLDERS' EQUITY	(209,700)	(597,045)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$64,404	$673,261

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement of Operations and Comprehensive Loss

	December 31, 2016	December 31, 2015

Revenue:	$-	1,708

General & Administrative Expenses

Research and Development	32,793	8,657
Accounting	70,413	70,972
Amortization	58,918	3,772
Consulting	207,401	87,290
Consulting – officer	247,397	50,000
Depreciation	1,813	479
Director fees	252,000	20,000
Legal	57,955	130,325
Licenses	19,203	384,581
Office	34,812	11,431
Stock Transfer Fee	10,403	14,478

Total G & A	993,108	781,985

(Loss) from operations	(993,108)	(780,277)

Other (expense):
Interest expense	(34,732)	(307,211)
Loss on conversion of notes payable	(1,945,898)	(575,144)
Loss on impairment of patents	(556,120)	-
Litigation settlement proceeds	25,000	-
Gain from foreign exchange transactions	-	204
Gain on interest forgiveness	381	-
Debt release	7,790	-
Gain on notes payable interest write off	-	9,520

Total Other (Expense)	(2,503,579)	(872,631)

Net (loss)	$(3,496,687)	$(1,652,908)

Basic (Loss) per common share	$(0.01)	$(0.01)
Weighted Average Common Shares Outstanding	424,874,458	122,278,909
Net Income (Loss)	$(3,496,687)	$(1,652,908)
Other comprehensive income:
Unrealized foreign currency gain (loss)	(346)	740
Comprehensive (Loss)	(3,497,033)	(1,652,168)
Basic (Loss) per common share	(0.01)	(0.01)
Weighted Average Common Shares Outstanding	424,874,458	122,278,909

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Cash Flows

	December 31,	December 31,
	2016	2015
Cash Flows From Operating Activities:

Net (Loss)	$(3,496,687)	$(1,652,168)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization & Depreciation	60,731	4,251
Stock issued for services	702,300	116,500
Loss on impairment of patents	556,120
Loss on conversion of notes payable	1,945,898	575.144
Stock issued for payment of interest	9,270	12,886
Debt forgiveness	(1,313)
Increase (Decrease) in prepaid expenses	2,104	(3,111)
Increase (Decrease) in Accounts Payable	(18,960)	11,824
Increase (Decrease) in Accounts Payable – related entity	(80,487)	80,487
Increase (decrease) in interest payable	6,355	(13,457)

Net Cash Flows (used) in operations	(314,182)	(867,644)

Cash Flows From Investing Activities:
Purchase equipment	(3,439)	(4,793)
Purchase of patents	-	(618,810)

Net Cash Flows (used) in Investing activities	(3,439)	(623,303)

Cash Flows From Financing Activities:

Proceed from note payable	131,150	232,840
Note payable used to pay expenses	-	12,160
Note payable – Related entity	67,032
Note payable used to pay origination fees & interest	22,312	81,678
Note payable related entity for patent purchase	-	835,394
Sale of common stock	104,128	236,550

Net Cash Flows provided by financing activities	324,622	1,398,622

Net Increase (Decrease) In Cash and cash equivalents	7,001	(92,625)
Foreign currency translation adjustment	(346)
Cash and cash equivalents at beginning of period	$50,798	$143,423

	$57,453	$50,798
Supplementary Disclosure Of Cash Flow Information:
Cash paid for interest	$5,264	$-
Cash paid for income taxes	$-	$-

Stock issued for services	$702,300	$116,500
Stock issued for note conversions	$3,077,950	$977,485
Stock issued for interest	$-	$19,528
Stock issued for payment of expenses	$-	$-
Loan proceeds used to pay expenses	$-	$57,828

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Statement of Shareholders' Equity

								Deficit accumulated
	Number Of		Capital Paid	Number Of		Stock		During the
	Common	Common	in Excess	Preferred	Preferred	Subscription	Comprehensive	development
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Receivable	Income	stage	Total
Balance at December 31, 2014	73,551,041	$73,551	$6,967,228	-	$-	$-	$-	$(7,428,359)	$(387,580)

Common stock issued for cash	20,000,000	20,000	216,550						236,550

Common stock issued for services	1,800,000	1,800	64,700						66,500

Preferred stock series "B" issued for services				500,000	50,000				50,000

Common stock issued for the reduction of note payable and payment of interest	102,914,077	102,914	986,739						1,089,653

Net Income (Loss)	-	-	-				740	(1,652,908)	(1,652,168)

Balance at December 31, 2015	198,265,118	$198,265	$8,235,217	500,000	$50,000	$-	$740	$(9,081,267)	$(597,045)

Common stock issued for cash	12,555,556	12,556	91,572						104,128

Common stock issued for services	146,750,000	146,750	555,550						702,300

Common stock issued for the reduction of note payable and payment of interest	411,829,184	411,829	2,666,121						3,077,950

Net Income (Loss)	-	-	-				(346)	(3,496,687)	(3,497,033)

Balance at December 31, 2016	769,399,858	$769,400	$11,548,460	500,000	$50,000	$-	$394	$(12,577,954)	$(209,700)

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $57,453 and $50,798 as of December 31, 2016 and December 31, 2015, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 or the equivalent in Canada.

PROPERTY AND EQUIPMENT

In 2016 and 2015, the Company purchased laboratory and office equipment valued at $3,439 per Cash Flow and $4,793, respectively. Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2015 and 2016, the Company had not identified any such impairment for its equipment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

There was an impairment loss of $556,120 for the year ended December 31, 2016. The Company’s management determined that the expected cash flows would be less than the carrying amount of assets being evaluated, therefore an impairment loss was recognized. The impairment loss was calculated as the amount by which the carrying amount of the assets, exceed fair value (see Note 4).

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

There were no potentially dilutive instruments outstanding during the period ended December 31, 2016 or the year ended December 31, 2015.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For federal tax purposes, the Company’s 2013 through 2015 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

FUNCTIONAL CURRENCY

The U.S. dollar is the functional currency of the Company which is operating in the United States. The functional currency for the Company's Canadian subsidiary is the Canadian dollar. The Company translates its Canadian subsidiary's financial statements into U.S. dollars as follows:

●
Assets and liabilities are translated at the exchange rate in effect as of the financial statement date.

●
Income statement accounts are translated using the weighted average exchange rate for the period.

The Company includes translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. There are currently no transactions of a long-term investment nature, nor any gains or losses from non-U.S. currency transactions.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, notes receivables, deposits, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 31, 2016 and 2015 there were no trade receivables.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2016 and 2015, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2016 and 2015.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

BASIC AND DILUTED NET GAIN (LOSS) PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the year ended December 31, 2016 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2016 and 2015.

REVENUE RECOGNITION

The Company is focused on the research, development and commercialization of drugs for the treatment of various forms of cancer. The Company does not expect to generate revenues until clinical trials of its proposed products are completed. Once completed, revenues would be recognized as its technology is licensed or sold or its products become marketable.

IMPACT OF NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. As amended by the FASB in July 2015, the standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our financial statements and have not yet determined the method by which we will adopt the standard in 2018.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity's ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management's evaluation of the circumstances and management's plans to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. We will be required to perform an annual assessment of our ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company early adopted ASU 2015-17 during our first quarter of the year ended December 31, 2016 on a retrospective basis. The adoption of 2015-17 had no impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is currently evaluating the impact of these amendments on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of these amendments on its financial statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of these amendments on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of these amendments on its financial statements.

In May 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.

The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). The Company is currently evaluating the impact of these amendments on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $12,577,954 and $9,081,267 at December 31, 2016 and 2015, respectively, had a net loss of approximately, $3,496,687 for the year ended December 31, 2016 and a net loss of $1,652,908 for the fiscal year ended December 31, 2015, and Shareholders’ Equity of approximately $209,700 and ($597,045) at December 31, 2016 and 2015, respectively.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. While the Company’s cash position may not be significant enough to support the Company’s daily operations, Management intends to raise additional funds by way of equity and/or debt financing to fund operations. Historically, Management has not been successful in raising adequate financing for the Company and therefore there is doubt about its potential success in the future.

DIRECTOR AND OFFICER COMPENSATION

In April 2016, the Company issued the three members of its Board of Directors 36,000,000 shares of $0.001 Common Stock valued at $252,000 or $0.0078 per share for services rendered to the Company in 2015. In December 2016, the Company issued 78,000,000 of par value $0.001 Common Stock to the three Company Officers valued at $241,800 or $0.0031 per share for services rendered to the Company in 2016. These Officers and Directors shares are restricted and may not be sold without prior written consent of the Board of Directors of the Company. In addition, the Company made cash payments of $1,000 to the CEO and $4,597 to the CFO for services rendered to the Company in 2016.

Through the period ended December 31, 2015, the Company issued 500,000 shares of Series “B” Preferred Stock to the CEO of the Company valued at $50,000 or $0.10 per share and paid $20,000 in cash to another Officer who resigned his position with the Company in February 2015.

LEGAL FEES

During the years ended December 31, 2016 and 2015, legal fees were incurred largely as a result of services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission and a litigation in which it was involved and since been settled which settlement included a payment to the Company of $25,000.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through April 12, 2017, which is the date the Financial Statements were available to be issued.

Note 3 – Going Concern

In the course of its life the Company has had limited operations, and has a Working Capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes it can raise capital through equity sales and borrowing to fund its operations. Management believes this will contribute toward its subsequent profitability. Historically, Management has not been successful in raising adequate financing for the Company and therefore there is doubt about its potential success in the future. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Patents

The following is a summary of the Patents held by the Company at December 31, 2016 and 2015:

On October 8, 2015, the Company acquired U.S. Patent Number 8,236,935 (the “US Patent”) for the Adva-27a anticancer compound from Advanomics Corporation (“Advanomics”), a related party, in exchange for an interest-free note payable for $4,320,000. Effective December 28, 2015, the parties executed an amendment pursuant to which this note payable for $4,320,000 was cancelled and replaced with a new interest-free convertible note having a face value of $210,519, comprised of $155,940 in principal amount which is the Advanomics book value of the US Patent, plus $54,579 as an adjustment for the currency exchange difference. The new note is automatically convertible into 80,968,965 shares of the Company’s Common Stock upon the Company increasing its authorized capital to a level that would permit the issuance of such shares.

On December 28, 2015, the Company acquired the remaining worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Adva-27a anticancer compound from Advanomics, a related party, in exchange for a note payable for $12,822,499. Effective December 28, 2015, the parties executed an amendment pursuant to which this note payable for $12,822,499 was cancelled and replaced with a new interest-free convertible note having a face value of $624,875, comprised of $462,870 in principal amount, which is the Advanomics book value of the Worldwide Patents, plus $162,005 as an adjustment for the currency exchange difference. The new note is automatically convertible into 240,336,451 shares of the Company’s Common Stock upon the Company increasing its authorized capital to a level that would permit the issuance of such shares. The US Patent and the Worldwide Patents are herein referred to as the “Patents.”

The Patents were therefore acquired from the related party (Advanomics) for $618,810 which is the U.S. dollar equivalent of the related party’s cost of $856,248 Canadian. Patents expire 20 years from the priority date and are therefore amortized over 20 years. The oldest of the Patents expires on April 25, 2026 and therefore the Company has deemed that the Patents have approximately 10 years remaining on their useful life.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

In July 2016, the Company issued 321,305,416 shares of $0.001 par value Common Stock in exchange for the Patents related notes payable totaling $835,394 (See Note 10).

The current carrying value of the Company’s Patents is $615,038. Using applicable GAAP, the Company determined that the fair value of the Patents is $-0- based on expected future cash flows using Level 3 inputs under ASC 820. The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest. Therefore the Company reduced the Patent to $-0- for GAAP purposes.

	December 31,	December 31,
	2016	2015

Adva-27a US Patent*	$155,940	$155,940
Adva-27a Worldwide Patents*	$462,870	$462,870

Total	$618,810	$618,810

Less accumulated amortization (58,918 in 2016)	$(62,690)	$(3,772)
Net of amortization	$556,120	$615,038
Less: impairment loss	$(556,120)	$-0-

Total at Year End	$-0-	$615,038

*These patents are collateralized by a note payable held by the CEO of the Company (See Note 10).

Note 5 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of $0.001 par value Common Stock and 30,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series “A” Preferred Stock (“Series A”). The Series A is convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the Common Stock. During the year ended December 31, 2015, the Company authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock (“Series B”). The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable. It has superior liquidation rights to the Common Stock at $0.10 per share and gives the holder the right to 1,000 votes per share. Through December 31, 2016 and December 31, 2015, the Company has issued and outstanding a total of 769,399,858 and 198,265,118 shares of Common Stock, respectively. Through the same periods, the Company has issued and outstanding a total of -0- and -0- shares of Series A Preferred Stock and 500,000 and 500,000 shares of Series B Preferred Stock, respectively.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

During the fiscal year ended December 31, 2016, the Company issued 411,829,184 shares of Common Stock for the conversion of $1,122,782 in debt and interest of $9,270, generating a loss of $1,945,898 on conversion. The Company sold 12,555,556 shares of Common Stock for cash of $104,128 and issued 146,750,000 shares of Common Stock in exchange for services valued at $702,300. Of these, 114,000,000 shares valued at $493,800 were issued to the Directors and Officers of the Company. The Officers and Directors shares are restricted and may not be sold without prior written consent of the Board of Directors of the Company.

As part of a subscription agreement concluded in 2016, the Company undertook an obligation to pay a royalty of 5% of net sales on one of itsgeneric products (Anastrozole) for a period of three (3) years from the date of the first sale of that product.

During the fiscal year ended December 31, 2015, the Company issued 124,714,077 shares of Common Stock. Of these, 102,914,077 were issued for the conversion of $501,624 in debt and $12,886 in interest, generating a loss of $575,144 on conversion. In addition, the Company sold 20,000,000 shares of Common Stock for cash of $236,550 and issued 1,800,000 shares of Common Stock in exchange for services valued at $66,500. In 2015, the Company also issued 500,000 shares of Series “B” Preferred Stock to the CEO of the Company in exchange for services valued at $50,000 (See Note 7).

The Company has declared no dividends through December 31, 2016 and 2015.

Note 6 – Earnings per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2016	2015

Net (loss) attributable to Common Stock	$(3,496,687)	$(1,652,908)
Basic weighted average outstanding shares of Common Stock	424,874,458	122,278,909
Dilutive effects of common share equivalents	-0-	-0-
Dilutive weighted average outstanding shares of common stock	424,874,458	122,278,909

Net loss per share of Common Stock
Basic and Diluted	$(0.01)	$(0.01)

Note 7 – Issuance of Series “B” Preferred Stock

During the fiscal year ended December 31, 2015, the Company authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock. The stock is non-convertible, non-redeemable and non-retractable. It gives the holder the right to 1,000 votes per share. All 500,000 shares of Series “B” Preferred Stock were issued to the CEO of the Company in exchange for services valued at $50,000.

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
December 31, 2016 and 2015

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

There were no deferred income taxes at December 31, 2016 and 2015.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31,		December 31,
	2016		2015
	Temporary	Tax	Temporary	Tax
	Difference	Effect	Difference	Effect
Deferred tax assets:
Net operating loss	$10,182,607	$3,773,674	$9,081,267	$6,172,980
Valuation allowance	(10,182,607)	(3,773,674)	(9,081,267)	(6,172,980)

Total deferred tax asset	-0-	-0-	-0-	-0-

Net deferred tax asset	$-0-	$-0-	$-	$-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2016 and December 31, 2015, the Company had approximately and $8,965,443, respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $3,773,674 and $3,166,368 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended December 31, 2016 and December 31, 2015 was approximately and $607,306.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2016	2015
U.S. Federal statutory graduated rate …	34.00%	34.00%
State income tax rate, net of federal benefit	3.06%	4.63%
Net rate	37.06%	38.63%
Net operating loss used	0.00%	0.00%
Net operating loss for which no tax benefit is currently available	-37.06%	-38.63%
	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2013, 2014, and 2015, although, the statute of limitations for the 2013 tax year will expire effective March 15, 2017. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Note 9 – Notes Payable

Notes payable consist of the following:	2016	2015

Note Payable - Original Face Value $12,500 with interest of 12% was renewed on December 31, 2015 with the addition of accrued interest amounting to $6,642 (“2015 Note”). The 2015 Note has a Face Value of $19,142 and accrues interest at 12%. The Company renewed the 2015 Note when it became due on December 31, 2016 (“2016 Note”). The 2016 Note has a Face Value of $21,439 and accrues interest at 12%. The Face Value amount includes $2,297 in accrued interest. The 2016 Note is convertible anytime from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price and is due December 31, 2017. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.
	$21,439	$19,142

In August 2015 the Company received monies in exchange for a note having a Face Value of $83,000 with interest at 8% is due May 7, 2016. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, including $83,000 of principal and $3,120 in interest, was fully converted into $0.001 par value Common Stock during the period ended December 31, 2016. In connection therewith, 9,906,049 shares of $0.001 par value Common Stock valued at $146,658 were issued generating a loss of $60,538 on the conversion.	-0-	83,000

In February 2016, the Company received monies in exchange for a note having a Face Value of $85,000 with interest at 8% is due November 18, 2016. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, including $85,000 of principal and $3,400 in interest, was fully converted into $0.001 par value Common Stock during the period ended December 31, 2016. In connection therewith, 27,538,058 shares of $0.001 par value Common Stock valued at $172,433were issued generating a loss of $84,033 on the conversion.
	-0-	-0-

In June 2016 the Company received monies in exchange for a note having a Face Value of $55,000 with interest accruing at 10% is due April 1, 2017. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 40% below market value. In December 2016, $6,500 of the principal was converted into 5,000,000 shares of $0.001 par value Common Stock valued at $20,000 and generating a loss of $13,500 on conversion. The Company estimates that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature to be recognized at conversion.
	48,500	-0-

Total current debt	$69,939	$102,142

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

Interest expense for the years ended December 31, 2016 and 2015 was $34,732 and $307,211, respectively which includes origination fees of $-0- and $2,656, respectively. The balance of interest payable and origination fees at December 31, 2016 and 2015 was $9,011 and $2,656, respectively. Loss on conversion of notes payable for the years ended December 31, 2016 and 2015 was $1,945,898 and $575,144, respectively.

Note 10 – Notes Payable - Related Entity

Note Payable - Face Value $128,000 with interest of 10% was due May 27, 2015. Issued on November 27, 2014 at a premium and convertible from issuance into $0.001 par value Common Stock at a price of $0.20 per share. On June 30, 2015 the Company renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new Note has a Face Value of $161,140 and accrues interest at 12%. The new Note, due December 31, 2015, is convertible any time from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. On December 31, 2015, the Company renewed this note with the addition of accrued interest amounting to $9,668 and an origination fee of $32,228. The new Note has a Face Value of $203,036 and accrues interest at 12%. The new Note, due June 30, 2016, is convertible anytime from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. In January 2016, $38,036 of the principal was converted, leaving a principal balance of $165,000. In connection therewith, 7,705,186 shares of $0.001par value Common Stock valued $231,156 were issued generating a loss on conversion of $193,120. The Company renewed this note with the addition of accrued interest amounting to $9,852. The renewed note has a Face Value of $174,852 and accrues interest at 12%. It is due on March 31, 2017. In October 2016, $74,852 of the principal amount was converted, leaving a principal balance of $100,000, which was renewed with interest thereon for 90 days. In connection therewith, 40,374,475 shares of $0.001 par value Common Stock valued $290,696 were issued generating a loss of $215,844 on conversion. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature to be recognized at conversion.
	$100,000	$203,036

On October 8, 2015 the Company acquired U.S. Patent Number 8,236,935 (the “US Patent”) for the anticancer compound, Adva-27a, from Advanomics Corporation (a related party), which includes all rights to this intellectual property within the United States in exchange for an interest-free note payable for $4,320,000 with annual payments of $360,000 due and payable on or before December 31, commencing in 2016 and continuing until paid in full. The note is collateralized by the US Patent. Pursuant to an amended agreement effective December 28, 2015, this note was cancelled and replaced with a new note having a face value of $210,519, comprised of $155,940 in principal amount which is Advanomics’ book value of the US Patent plus $54,579 as an adjustment for the currency exchange difference. This interest-free new note is automatically convertible into 80,968,965 shares of the Company’s $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance. In July 2016 the Company issued the requisite 80,968,965 shares of $0.001 par value Common Stock and this note was therefore automatically cancelled.
	$-0-	$210,519

On December 28, 2015 the Company acquired the worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the anticancer compound, Adva-27a, from Advanomics Corporation (a related party), which include all worldwide rights to this intellectual property in exchange for a note payable for $12,822,499, with interest accruing at 2% per year beginning January 1, 2016 and quarterly payments of $70,000 plus interest commencing the end of March 2016 and continuing until December 2020 when the entire principal balance and all accrued interest will be due. The note is collateralized by the Worldwide Patents. Pursuant to an amended agreement, effective December 28, 2015, this note was cancelled and replaced with a new convertible note having a face value of $624,875, comprised of $462,870 in principal amount which is Advanomics’ book value of the Patents, plus a $162,005 amount as an adjustment for the currency exchange difference. This interest-free new note is automatically convertible into 240,336,451 shares of $0.001 par value Common Stock upon the Company completing an increase in its authorized capital such that a sufficient number of Common shares is available for issuance. In July 2016 the Company issued the requisite 240,336,451 shares of $0.001 par value Common Stock and this note was therefore automatically cancelled.
	$-0-	$624,875

In December 2016, the Company received monies from the Company’s CEO in exchange for a note payable having a Face Value of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The Note is convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. This Note is collateralized by the assets of the Company.	67,032	-0-

Total related entity current debt	$167,032	$1,038,430

Penalty Interest paid in cash to Advanomics Corporation (a related party) on these Notes during 2016 was $5,264. The Notes, totaling $835,394 in principal, were fully converted into $0.001 par value Common Stock during the period ended December 31, 2016. In connection therewith, 321,305,416 shares of $0.001 par value Common Stock valued at $2,217,007 were issued generating a loss of $1,381,613 on the conversion.

Note 11 – Related Party Transactions

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

As a result of the aforesaid two transactions the Company now own all of the patents and rights throughout the world for Adva-27a.

The Company believes that purchase of the Patents would facilitate its ability to obtain the funding necessary to complete the development and FDA approval process for Adva-27a.  Entering into amendments (“Amendments”) of the original patent purchase agreements was subsequently believed to be necessary as the burdensome financial obligations imposed by the terms of the original Patent Purchase Agreements were not conducive to obtaining such financing, to the mutual detriment of both the Company and Advanomics.  The Amendments amended the purchase price of the Patents, eliminated all cash payments obligations and replaced the non-convertible notes totaling $17,142,499 with convertible notes that will automatically convert into an aggregate of 321,305,415 shares of the Company’s Common Stock (representing approximately 59% of the Company’s issued and outstanding Common shares) once we successfully amend our Articles of Incorporation to increase our authorized capital of Common Stock to 3 billion. In July 2016 the Company increased its authorized capital to 3 billion shares of Common Stock and issued the 321,305,415 Common shares to Advanomics thereby completing all aspects of the patent purchase arrangements.

Prior to the aforesaid patent purchase transactions the Company had been licensing its technology on an exclusive basis (“Exclusive License Agreement”) from Advanomics.  On December 21, 2011, the Company’s executed an amendment to the Exclusive License Agreement which waived a condition of termination and revised the consideration payable to Advanomics.  The original Exclusive License Agreement required the Company’s to exercise an option to purchase shares in Advanomics for aggregate consideration of $9,700,000.00 ($5.00 per share).  This obligation was waived and replaced with an annual licensing fee of $360,000.00 and reimbursement of R&D expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material as defined in the original Exclusive License Agreement.

The Company believes the financial terms of the two aforesaid patents purchase arrangements are more favorable to the Company than under the Exclusive License Agreement.  the Company’s obligations under the Exclusive License Agreement required the Company to pay Advanomics a perpetual annual license fee of $360,000 and reimburse Advanomics for all R&D expenses incurred by Advanomics in connection with Adva-27a, the Licensed Material (as defined in the Exclusive License Agreement).  The October Purchase Agreement terminated the Exclusive License Agreement and all obligations thereunder.

Certain members of the Company’s management, including Dr. Steve N. Slilaty, the Company’s President, CEO and a Director and Camille Sebaaly, the Company’s Secretary, CFO and a Director, hold similar positions with Advanomics.  The Company believes that the terms of the patent acquisitions are fair and reasonable and will result in a greater opportunity for the Company to obtain the funding necessary to complete the approval process of the FDA for Adva-27a.  However, there are no assurances this will occur and as of the date of this Report, the Company has no binding commitment from any financing source to provide it with the funds necessary to complete the approval process.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

During the fiscal year ended December 31, 2015, the Company’s Board of Directors authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock.  The Series “B” Preferred Stock is non-convertible, non-redeemable, and non-retractable, has a superior liquidation value of $0.10 per share and gives the holder the right to 1,000 votes per share.  All 500,000 shares of the Series “B” Preferred Stock were issued to Dr. Slilaty, the Company’s CEO, in exchange for services valued at $50,000.

In February and April 2016, the Company paid $30,000 and $50,487 to Advanomics for the balance of 2015 licensing fees.

During the fiscal year ended December 31, 2016, Advanomics Corporation paid on behalf of the Company $13,725 Canadian in patenting fees. Advanomics was fully reimbursed by the Company in January 2017.

The Company’s principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of the Company’s former licensor, Advanomics Corporation, who provided this space to the Company on a rent free basis in 2015 and 2016.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.

Each member of the Company’s Board of Directors were issued 26,000,000 and 12,000,000 shares of the Company’s Common Stock in 2016 for services rendered, which shares were valued at $80,600 and $84,000, respectively. These Officers and Directors shares are restricted and may not be sold without prior written consent of the Board of Directors of the Company.

In December 2016, we received monies from the Company’s CEO in exchange for a note payable having a principal of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The Note is convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. We estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. This Note is collateralized by all the assets of the Company. On March 31, 2017, the note, together with all accrued interest thereon and an additional principal amount of $3,000 Canadian paid to the Company in March 2017, was renewed for a 90-day period under the same terms and conditions as the original note. In the event of default, the interest rate will increased to 18% per annum and a penalty of $1,000 CAD per day will accrue.

On November 27, 2014, we issued a Note Payable in the principal amount of $128,000 to an individual who is now a principal shareholder. This Note accrues interest at 10% per annum and was originally due May 27, 2015 and was originally convertible into shares of our Common Stock at a price of $0.20 per share. On June 30, 2015, we renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new Note has a Face Value of $161,140 and accrues interest at 12%. The new Note was due December 31, 2015, and was convertible any time from the date of issuance into shares of our Common Stock at a 35% discount from market price. On December 31, 2015, we again renewed this note with the addition of accrued interest amounting to $9,668 and an origination fee of $32,228. The new Note has a Face Value of $203,036 and accrues interest at 12%. The new Note was due June 30, 2016, was convertible anytime from the date of issuance into shares of our Common Stock at a 35% discount from market price. In January 2016, $38,036 of the principal was converted, leaving a principal balance of $165,000. In connection therewith, 7,705,186 shares of our Common Stock, valued $231,156 were issued generating a loss on conversion of $193,120. We renewed this note again with the addition of accrued interest amounting to $9,852. The renewed note has a Face Value of $174,852 and accrues interest at 12%. It is due on March 31, 2017. In October 2016, $74,852 of the principal amount was converted, leaving a principal balance of $100,000, which was renewed with interest thereon for 90 days. In connection therewith, 40,374,475 shares of our Common Stock valued $290,696 were issued generating a loss of $215, 844 on conversion. As a result of this conversion, the holder then held over 5% of our issued and outstanding Common Shares. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature to be recognized at conversion.

Other than as described in Note 10, above, there are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

The Company's principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4. This is also the location of the Company's former licensor, Advanomics Corporation, who provided this space to us on a rent free basis in 2015 and 2016. Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics. Effective January 1, 2017 the Company took over the lease from Advanomics making this space exclusively its own.

Note 12 – Royalties Payable

As part of a subscription agreement, the Company has an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product.

Note 13 – Subsequent Events

On January 11, 13 and 24, 2017, the holder of a convertible note having a principal balance of $48,500 on December 31, 2016, elected to convert all of the principal amount of $48,500 and $3,022 in accrued interest into 42,528,125 shares of $0.001 par value Common Stock, leaving a principal balance of $-0-.

In January 2017, the Company paid $48,000 Canadian (approximately $36,900 US) to a company controlled by the CEO for services to be rendered to the Company in 2017.

In January, 2017, the Company paid $2,000 Canadian (approximately $1,500 US) to its COO for consulting services to be rendered to the Company in 2017.

During the fiscal year ended December 31, 2016, Advanomics Corporation paid on behalf of the Company $13,725 Canadian in patenting fees. Advanomics was fully reimbursed by the Company in January 2017.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015

In December 2016, the Company received monies from its CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The note is convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. This note is collateralized by all the assets of the Company. On March 31, 2017, the note, together with all accrued interest thereon and an additional principal amount of $3,000 Canadian paid to the Company in March 2017, was renewed for a 90-day period under the same terms and conditions as the original note. In the event of default, the interest rate will increased to 18% per annum and a penalty of $1,000 Canadian per day will accrue.

On February 10 2017, the Company executed a Convertible Promissory Note payable having a face value of $50,000. The proceeds from this note were received by the Company on February 14, 2017.

On March 8, 2017, the Company sold 6,000,000 shares of Common Stock for $15,000 Canadian (approximately $11,250 US) under Regulation S exemption to pay for obtaining an outside valuation of the Company's assets.

On March 31, 2017, the $100,000 remaining principal balance of a note payable held by a related party principal shareholder of the Company was renewed together with $11,715 in accrued interest for a 90-day period under the same terms and conditions as the original note.

On April 3, 2017, the Company sold 34,000,000 shares of Common Stock for $85,000 Canadian (approximately $63,750 US) under Regulation S exemption to pay for obtaining an outside valuation of the Company's assets and filing expenses.

The Company's principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4. This is also the location of the Company's former licensor, Advanomics Corporation, who provided this space to us on a rent free basis in 2015 and 2016. Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics. Effective January 1, 2017 the Company took over the lease from Advanomics making this space exclusively its own.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2016, at reasonable assurance level, for the following reasons:

●
ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;

●
lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;

●
deficiencies in the period-end reporting process and accounting policies;

●
inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;

●
inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the company’s financial reporting process;

●
deficient revenue recognition policies;

●
inadequate internal controls with respect to inventory transactions; and

●
improper and lack of timely accounting for accruals such as prepaid expenses, accounts payable and accrued liabilities.

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We are reviewing various potential solutions to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2016, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out March 10, 2017, management believes that, as of December 31, 2016, our internal control over financial reporting were ineffective based in part on the issues discussed above.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	64	President, Chief Executive Officer, and Chairman

Dr. Abderrazzak Merzouki	53	Chief Operating Officer and Director

Camille Sebaaly	56	Chief Financial Officer, Secretary and Director

Our directors serve as directors until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

Following is biographical information of our current management:

Dr. Steve N. Slilaty was appointed as our CEO, President and Chairman of our Board of Directors on October 15, 2009.  Dr. Slilaty is an accomplished scientist and business executive. His scientific publications are widely cited including university textbooks. Sunshine Biopharma is the third in a line of biotechnology companies that Dr. Slilaty founded and managed through their early and mid-stages of development.  The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and grew to over $60 million in annual sales.  Today, Qbiogene is a member of a family of companies owned by MP Biomedicals, one of the largest international suppliers of biotechnology reagents and other research products.  The second company which Dr. Slilaty founded, Genomics One Corporation, later known as Alert B&C Corporation, conducted an initial public offering (IPO) of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the key participants in the Human Genome Project.  Formerly a research team leader of the Biotechnology Research Institute, a division of the National Research Council of Canada, Dr. Slilaty also served as a consultant in a management and advisory capacity for a major Canadian biotechnology company between 1995 and 1997 during which time the company completed one of the largest biotechnology IPO‘s in Canada. Dr. Slilaty is one of the pioneers of Gene Therapy having developed the first gene delivery system applicable to humans in 1983 [Science 220:725-727 (1983)]. Dr. Slilaty's other distinguished scientific career accomplishments include the discovery of a new class of enzymes, the S24 Family of Proteases (IUBMB Enzyme Nomenclature: EC 3.4.21.88), development of the first site-directed mutagenesis system applicable to double-stranded DNA, cloning the gene for the first yeast-lytic enzyme (lytic b-1,3-glucanase), developing a new molecular strategy for increasing the rate of enzyme reactions, inventing a powerful new cloning system for genomic cloning and gene discovery (TrueBlue® Technology) and developing a new transcriptomics technology for generating entire RNA profiles. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks.  Dr. Slilaty received his Ph.D. degree in Molecular Biology from the University of Arizona in 1983 and Bachelor of Science degree in Genetics and Biochemistry from Cornell University in 1976.  In addition, Dr. Slilaty holds a position as Adjunct Professor at Université du Québec in the Department of Microbiology and Biotechnology.  He devotes approximately 50% of his time to our business affairs.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Dr. Steve N. Slilaty, CEO	2016	1,000	-	-	164,600(2)	165,600
	2015	-	-	-	50,000(1)	50,000(1)
	2014	-	-	-	$-	$-

Camille Sebaaly, CFO	2016	4,597			164,600(2)	$169,187(2)
	2015				-	-
	2014

Abderrazzak Merzouki, COO	2016				164,600(2)	164,600(2)
	2015				-	-

Michele Di Turi, COO(3)
	2015	$20,000	-	-	-	$20,000
	2014	$15,000	-	-		$15,000

(1)
In consideration for services valued at $50,000, Dr. Slilaty was issued 500,000 shares of Series “B” Preferred Stock having 1,000 votes per share. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a stated value of $0.10 per share. In addition, Dr. Slilaty was issued 12,000,000 shares of our Common Stock in exchange for services valued at $84,000 during 2015. These Officers and Directors shares are restricted and may not be sold without prior written consent of the Board of Directors of the Company .

(2)
Each member of our Board of Directors were issued 26,000,000 and 12,000,000 shares of our Common Stock in 2016 for services rendered in 2016 and 2015, respectively, which shares were valued at $80,600 and 84,000, respectively. However, because these shares were issued in 2016 and we had no legal obligation to issue these shares in 2015, the aggregate value of these shares is listed as 2016 compensation only. These Officers ad Directors shares are restricted and may not be sold without prior written consent of the Board of Directors of the Company.

(3)
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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report ,by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 851,927,983 Common Shares and 500,000 Series B Preferred Shares issued and outstanding as of the date of this Report.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Dr. Steve N. Slilaty(1) 579 rue Lajeunesse Laval, Quebec Canada H7X 3K4	253,398,597(2)	29.8%

Series B Preferred (500,000 shares of 1,000 votes per share)		500,000,000(3)	100%

Common	Dr. Abderrazzak Merzouki(1) 731 Place de l'Eeau Vive Laval, Quebec Canada H7Y 2E1	39,467,000	4.6%

Common	Camille Sebaaly()) 14464 Gouin West, #B Montreal, Quebec Canada H9H 1B1	167,703,300(4)	19.9%

Common	Nabil Dabar 150 Cote Vertu, Su, 200 Montreal, Quebec H4N 1C6 Canada	49,219,656	5.8%

Common	All Officers and Directors As a Group (3 persons)	960,568,897	71.1%

Series B Preferred	Dr, Steve N. Silaty	500,000(3)	100%

(1)	Officer and Director of our Company.
(2)
Includes 215,014,224 shares held in the name of Advanomics Corporation.  Dr. Slilaty is an officer, director and principal shareholder of Advanomics and as a result, controls the disposition of these shares.

(3)
Comprised of 500,000 shares of $0.10 par value Series “B” Preferred Stock having 1,000 votes per share. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share.  See “Part II, Item13 – Certain Relationships and Related Transactions and Director Independence.”

(4)	Includes 129,488,927 shares held in the name of 4019318 Canada, Inc. Mr. Sebaaly is the sole officer and director of this company and as a result, controls the disposition of these shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

In December 2016, we received monies from our CEO in exchange for a note payable having a principal of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The Note is convertible any time after the date of issuance into shares of our Common Stock at a price 35% below market value. We estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. This Note is collateralized by all our assets. On March 31, 2017, the Note, together with all accrued interest thereon and an additional principal amount of $3,000 Canadian paid to us in March 2017, was renewed for a 90-day period under the same terms and conditions as the original Note.

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

Our principal place of business is located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This is also the location of our former licensor, Advanomics Corporation, who provided this space to us on a rent free basis in 2015 and 2016.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  Starting January 1, 2017 we took over the lease from Advanomics and this space is now exclusively our own.

In February and April 2016, we paid $30,000 and $50,487 to Advanomics for the balance of 2015 licensing fees.

On November 27, 2014, we issued a Note Payable in the principal amount of $128,000 to an individual who is now a principal shareholder. This Note accrues interest at 10% per annum and was originally due May 27, 2015 and was originally convertible into shares of our Common Stock at a price of $0.20 per share. On June 30, 2015, we renewed this note with the addition of accrued interest amounting to $7,540 and an origination fee of $25,600. The new Note has a Face Value of $161,140 and accrues interest at 12%. The new Note was due December 31, 2015, and was convertible any time from the date of issuance into shares of our Common Stock at a 35% discount from market price. On December 31, 2015, we again renewed this note with the addition of accrued interest amounting to $9,668 and an origination fee of $32,228. The new Note has a Face Value of $203,036 and accrues interest at 12%. The new Note was due June 30, 2016, was convertible anytime from the date of issuance into shares of our Common Stock at a 35% discount from market price. In January 2016, $38,036 of the principal was converted, leaving a principal balance of $165,000. In connection therewith, 7,705,186 shares of our Common Stock, valued $231,156 were issued generating a loss on conversion of $193,120. We renewed this note again with the addition of accrued interest amounting to $9,852. The renewed note has a Face Value of $174,852 and accrues interest at 12%. It is due on March 31, 2017. In October 2016, $74,852 of the principal amount was converted, leaving a principal balance of $100,000, which was renewed with interest thereon for 90 days. In connection therewith, 40,374,475 shares of our Common Stock valued $290,696 were issued generating a loss of $215, 844 on conversion. As a result of this conversion, the holder then held over 5% of our issued and outstanding Common Shares. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature to be recognized at conversion.

In January, 2017, we paid $2,000 Canadian (approximately $1,500 US) to our COO for consulting services to be rendered to us in 2017.

During the fiscal year ended December 31, 2016, Advanomics Corporation paid on our behalf $13,725 Canadian in patenting fees. Advanomics was fully reimbursed by us in January 2017.

On March 31, 2017, the $100,000 remaining principal balance of a convertible note payable held by on eof our principal shareholders, was renewed together with $11,715 in accrued interest for a 90-day period under the same terms and conditions as the original note.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal year ended December 31, 2016 and 2015:

	December 31, 2015	December 31, 2016
Audit Fees	$13,000	$21,600
	-
Tax Fees	-
All Other Fees	-
Total	$13,000	$21,600

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2016 and 2014 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNSHINE BIOPHARMA, INC.

Dated: April 17, 2017	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2017.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Dr. Abderrazzak Merzouki
Dr. Abderrazzak Merzouki, Director