Form 10-Q
period 2017-03-31
Sunshine Biopharma, Inc
filed 2017-05-12
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2017

Commission File Number: 000-52898

SUNSHINE BIOPHARMA INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

469 Jean-Talon West
3rd Floor
Montreal, Quebec, Canada H3N 1R4
(Address of principal executive offices)

(514) 764-9698
(Issuer’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 12, 2017, was 858,594,650 shares.

Sunshine Biopharma, Inc.
Unaudited Consolidated Balance Sheet

	Unaudited	Audited
	March 31,	December 31,
	2017	2016
ASSETS

Current Assets:

Cash and cash equivalents	$17,143	$57,453
Prepaid expenses	846	1,007

Total Current Assets	17,989	58,460

Equipment (net of $2,797 and $2,272 depreciation, resepctively)	5,420	5,944
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$23,409	$64,404

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Current portion of notes payable	71,439	69,939
Current portion of notes payable - related party	183,889	167,032
Accounts payable	27,953	28,122
Interest payable	1,171	9,011

Total current liabilities	284,452	274,104

TOTAL LIABILITIES	284,452	274,104

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share;
Authorized 850,000 Shares; Issued
and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share;
Authorized 500,000 Shares; Issued
and outstanding 500,000 shares.	50,000	50,000

Common Stock, $0.001 par value per share;
Authorized 3,000,000,000 Shares; Issued
and outstanding 817,927,983 and 769,399,858 at
March 31, 2017 and December 31, 2016, respectively	817,928	769,400
Reserved for issuance 204,918,033 at March 31, 2017
Capital paid in excess of par value	11,642,783	11,548,460

Accumulated comprehensive income	1,903	394

Accumulated (Deficit)	(12,773,657)	(12,577,954)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(261,043)	(209,700)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$23,409	$64,404

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations and Comprehensive Loss

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Revenue:	$-	$-

General & Administrative Expenses

Accounting	15,600	6,800
Amortization & depreciation	518	15,244
Consulting	25,937	14,184
Legal	14,904	28,099
Office	7,401	3,269
Officer & director remuneration	42,965	-
Stock transfer fee	1,665	2,086

Total G & A	108,990	69,682

(Loss) from operations	(108,990)	(69,682)

Other Income (expense):
Foreign exchange gain	(639)	-
Interest expense	(9,144)	(6,954)
Litigation settlement proceeds	-	25,000
Loss on debt conversions	(76,929)	(253,658)

Total Other (Expense)	(86,712)	(235,612)

Net (loss)	$(195,702)	$(305,294)

Basic (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	805,604,089	215,596,040

Net Income (Loss)	$(195,702)	$(305,294)
Other comprehensive income:
Unrealized Gain (Loss) from foreign exchange translation	1,509	(9,991)
Comprehensive (Loss)	(194,193)	(315,285)

Basic (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	805,604,089	215,596,040

 See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
Cash Flows From Operating Activities:

Net (Loss)	$(195,702)	$(305,294)

Adjustments to reconcile net loss to net cash used in
operating activities:

Foreign exchange loss	639
Depreciation/Amortization	525	15,244
Stock issued for payment interest	3,022	3,120
Loss on debt conversion	76,929	253,658
Stock issued for payment of expenses	14,400	-
(Increase) decrease in prepaid expenses	161	(44)
Increase (decrease) in Accounts Payable & accrued expenses	(171)	(52,116)
Increase (decrease) in interest payable	(7,840)	3,834

Net Cash Flows (used) in operations	(108,037)	(81,598)

Cash Flows From Investing Activities:

Purchase of equipment	-	-

Net Cash Flows (used) in Investing activities	-	-

Cash Flows From Financing Activities:

Proceed from note payable	50,256	82,000
Note payable used to pay expenses	13,962	-
Note payable used to pay origionation fees & interest	2,000	3,000
Sale of common stock	-	79,128

Net Cash Flows provided by financing activities	66,218	164,128

Net Increase (Decrease) In Cash and cash equivalents	(41,819)	82,530
Foreign currency translation adjustment	1,509	(9,991)
Cash and cash equivalents at beginning of period	57,453	50,798

Cash and cash equivalents at end of period	$17,143	$123,337

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$14,400	$100,000
Stock issued for note conversions including interest	$128,451	$377,814
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

 See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2017

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

The Company’s wholly owned Canadian Subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) was formed for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Sunshine Canada has recently signed licensing agreements for four (4) generic prescription drugs for treatment of breast cancer, prostate cancer and BPH (Benign Prostatic Hyperplasia). In addition, Sunshine Canada is currently evaluating several other generic products for in-licensing and is working on securing a Drug Establishment License (“DEL”) and a Drug Identification Number (“DIN”) per product from Health Canada. Once the DEL and the DIN’s are secured, Sunshine Canada will begin its generic pharmaceuticals marketing and sales program in Canada and overseas.

In addition, the Company has been and continues to work on the development of its proprietary anticancer drug, Adva-27a. The next series of steps in the development of Adva-27a include (i) GMP-manufacturing of a 2-kilogram quantity of the drug, (ii) completing requisite IND-enabling studies, and (iii) conducting Phase I clinical trials. In the preclinical studies, Adva-27a was shown to be effective at destroying multidrug resistant cancer cells including Pancreatic Cancer, Breast Cancer, Lung Cancer and Uterine Sarcoma, cells.

During the last three month period the Company has continued to raise money through stock sales and borrowings.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s generics business and proprietary drug development program.

Note 2 – Summary of Significant Accounting Policies

See the Notes in the 2016 Form 10-K consolidated financial statements for a complete summary of the Company’s significant accounting policies.

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
For The Three Month Interim Period Ended March 31, 2017

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

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statement of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $17,143 and $57,453 as of March 31, 2017 and December 31, 2016, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000.

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

Other than the Notes Payable specified under Note 4 and Note 5 below, there were no potentially dilutive instruments outstanding during the interim period ended March 31, 2017 or the year ended December 31, 2016.

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
For The Three Month Interim Period Ended March 31, 2017

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

REVENUE RECOGNITION

Since inception, the Company has been focused on the research, development and commercialization of drugs for the treatment of various forms of cancer. Following its recent entry into the generic pharmaceuticals business, the Company has become a fully integrated pharmaceutical company offering generic and proprietary drugs for the treatment of cancer and other acute and chronic indications. The Company intends to recognize revenues from the sales of generic pharmaceuticals, if or when they occur, at the time the products are sold and collectability is assured. In the event the Company provides consulting services in the future, revenues from such services will be recognized when the services are rendered and invoiced.

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

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business model, and ultimately, attain profitable operations. The Company will need to secure additional funds through various means, including equity and debt financing or any similar financing. There can be no assurance that the Company will be able to obtain additional equity or debt financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2017

Note 3 – Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2017 was taken from the books and records of the Company without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three month interim period ended March 31, 2017 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2017.

Note 4 – Notes Payable

A Note Payable having a face value of $21,439 and a maturity date of December 31, 2017 was entered into on December 31, 2016. This Note accrues interest at a rate of 12% per annum and is convertible after December 31, 2016 into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

A Note payable dated July 1, 2016, having a face value of $55,000 and a principal balance of $48,500 at December 31, 2016, accrued interest at 10%. This note was convertible into $0.001 par value Common Stock at a price 40% below market value. During the three month period ended March 31, 2017, a total of $48,500 in principal and $3,022 of interest was converted into $0.001 par value Common Stock leaving a principal balance of $-0-. In connection with this conversion, 42,528,125 shares of $0.001 par value Common Stock valued at $128,451 were issued generating a loss of $76,929 on conversion.

On February 10, 2017, the Company received net proceeds of $48,000 in exchange for a note payable having a face value of $50,000 and accruing interest at the rate of 8% per annum. The note, due on November 20, 2017, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 39% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. In connection with this note, 204,918,033 shares of the Company's Common Stock have been reserved for issuance.

At March 31, 2017 and December 31, 2016, accrued interest on Notes Payable was $15,124 and $9,011, respectively.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2017

Note 5 – Notes Payable Related Party

In December 2016, the Company received monies from its CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) ’–with interest at 12% due March 31, 2017. The note is convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. This note is collateralized by all of the assets of the Company. In the event of default, the interest rate will increased to 18% per annum and a penalty of $1,000 Canadian ($752 US) per day will accrue. On March 31, 2017, the note, together with accrued interest of $3,021 Canadian ($2,271 US) and an additional principal amount of $3,000 Canadian ($2,247 US) paid to the Company on March 28, 2017, was renewed for a 90-day period under the same terms and conditions as the original note. The new note now having a face value of $96,021 Canadian ($72,198 US) is due on June 30, 2017.

A note payable held by a private individual who became a principal shareholder of the Company having a face value of $100,000 at December 31, 2016 and a maturity date of March 31, 2017, accrues interest at 12%. The Note is convertible any time from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90-day under the same terms and conditions as the original note. The new note now having a face value of $111,715 matures on June 30, 2017.

Note 6 – Issuance of Common Stock

During the three months ended March 31, 2017, the Company issued a total of 48,428,125 shares of $0.001 par value Common Stock. Of these 42,428,125 shares valued at $128,451 were issued upon conversion of outstanding notes payable, reducing the debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929.

In addition, the Company issued 6,000,000 shares of $0.001 par value Common Stock valued at $14,400 for $15,000 Canadian ($11,278 US). The $15,000 Canadian was paid directly to a firm which was engaged to conduct a valuation of the Company’s patents. The difference of $3,122 was recorded as a consulting expense.

In connection with its convertible notes payable, the Company has 204,918,033 shares of its Common Stock reserved for issuance at March 31,2017.

The Company declared no dividends through March 31, 2017.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2017

Note 7 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings per Share”.

Note 8 -- Generic Drugs Licenses

In 2016, the Company entered into License Agreements for the following four Generic Drugs:

●
Anastrozole (brand name Arimidex® by AstraZenica) for treatment of Breast Cancer
●
Letrozole (brand name Femara® by Novartis) for treatment of Breast Cancer
●
Bicalutamide (brand name Casodex® by AstraZenica) for treatment of Prostate Cancer
●
Finasteride (brand name Propecia® by Merck) for treatment of Benign Prostatic Hyperplasia

The cost of these Licenses has been fully expensed.

Note 9 – Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission and the audited financial statements and notes included therein.

Note 10 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

A deferred tax asset at each date has been offset by a 100% valuation allowance.

Note 11 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company has an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product.

Note 12 – Related Party Transactions

In addition to the related party transactions detailed in Note 5 above, during the three month period ended March 31, 2017, the Company paid its Officers and Directors cash compensation totaling $42,965. $1,519 was paid to the Company’s COO and $41,446 was paid to the Company’s CEO.

During the fiscal year ended December 31, 2016, Advanomics Corporation paid on behalf of the Company $13,725 Canadian in patenting fees. Advanomics was fully reimbursed by the Company in January 2017.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2017

Note 13 – Subsequent Events

In April 2017, the Company received monies in exchange for a convertible note payable having a face value of $100,000 Canadian (approximately $75,190 US).

On April 3, 2017, the Company sold 34,000,000 shares of its $0.001 par value Common Stock valued at $98,600 for $85,000 Canadian (approximately $63,912 US).

On April 24, 2017, the Company issued 6,666,667 shares of its $0.001 par value Common Stock for the purchase of laboratory equipment valued at $22,000.

On April 26, 2017, the Company received monies in exchange for a convertible note payable having a face value of $65,000. In connection with this note, 100,000,000 shares of the Company's Common Stock have been reserved for issuance.

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

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, we did not generate any revenues.

General and administrative expenses during the three month period ended March 31, 2017 were $108,990, compared to general and administrative expense of $69,682 incurred during the three month period ended March 31, 2016, an increase of $39,308. This increase is primarily attributable to an increase of approximately $43,000 in executive compensation. We also incurred increased accounting and consulting fees, but lower legal fees during the three months ended March 31, 2017, compared to the similar period in 2016.  Most of our other expenses remained relatively constant during the three month period ended March 31, 2017 compared to the similar period in 2016.  We also incurred $9,144 in interest expense during the three months ended March 31, 2017, compared to $6,954 in interest expense during the similar period in 2016 as a result of decreased borrowings.  However, we incurred $76,929 in losses arising from debt conversion during the three months ended March 31, 2017, compared to $253,658 in losses from debt conversion during the similar period in 2016, a difference of $176,729 as a result of a smaller amount of convertible notes outstanding. We also received $25,000 from the settlement of litigation in 2016 that we did not receive during the three months ended March 31, 2017.

As a result, we incurred a net loss of $195,702 ($0.00 per share) for the three month period ended March 31, 2017, compared to a net loss of $305,294 ($0.00 per share) during the three month period ended March 31, 2016.

Because we did not generate any revenues since our inception, following is our Plan of Operation.

Plan of Operation

Since inception, we have been operating as a pharmaceutical company focused on the research, development and commercialization of proprietary drugs for the treatment of various forms of cancer.  In July 2014, we formed Sunshine Biopharma Canada Inc., a Canadian wholly owned subsidiary, for the purposes of conducting generic pharmaceuticals business in Canada and elsewhere around the world. During 2016, we intensified our activities in the generic pharmaceuticals area as we continued to pursue our proprietary anticancer drug development efforts. Accordingly, we have become a fully integrated pharmaceutical company offering generic and proprietary drugs for the treatment of cancer and other acute and chronic indications. Below we describe our Generic Pharmaceuticals Operations followed by our Proprietary Drug Development Program.

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
●
Regulatory Filing (Fast-Track Status Anticipated)
●
Phase I Clinical Trials (Pancreatic Cancer and in parallel Multidrug Resistant Breast Cancer)

 GMP Manufacturing

In November 2014, we entered into a Manufacturing Services Agreement with Lonza Ltd. and Lonza Sales Ltd. (hereinafter jointly referred to as “Lonza”), whereby we engaged Lonza to be the manufacturer of our Adva-27a anticancer drug. In June 2015 we received a sample of the pilot manufacturing run for evaluation. Our laboratory analyses showed that, while the sample meets the required biological specifications, the amount of material generated (the “Yield”) by the pilot run was found to be significantly lower than planned. During the course of our discussions concerning the problem of the low Yield, Lonza informed us that they required us to pay them $687,818 prior to moving forward with any activity pertaining to the manufacturing agreement we have with them. We have repeatedly indicated to Lonza that a clear path defining exactly how the extremely low Yield issue would be addressed is imperative prior to us making any payments. As of the date of this report, neither party has changed its position. See “Part I, Item 3 – Legal Proceedings.”

Clinical Trials

Adva-27a’s initial indication will be pancreatic cancer for which there are currently little or no treatment options available. We have concluded an agreement with McGill University’s Jewish General Hospital in Montreal, Canada to conduct Phase I clinical trials for this indication. All aspects of the planned clinical trials in Canada will employ FDA standards at all levels. Subject to obtaining the necessary financing, we now anticipate that Phase I clinical trials will commence in mid-2018 and we estimate that it will take 18 months to complete, at which time we expect to receive limited marketing approval for “compassionate-use” under the FDA and similar guidelines in Canada. See “Potential Near-Term Opportunities” below.

Potential Near-Term Opportunities

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  Given the terminal and limited treatment options available for the pancreatic cancer indication we are planning to study, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following receipt of funding and a successful Phase I clinical trial.  There are no assurances that either will occur.  Such limited approval will allow us to make the drug available to various hospitals and health care centers for experimental therapy and/or “compassionate-use”, thereby generating revenues in the near-term.

In addition, we believe that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to buyout or license our drug at a significant premium.  However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us.  In the event we do not consummate such a transaction, we will require significant capital in order to complete the requisite additional clinical trials towards a potential full marketing approval, of which there can be no assurance.

 A Space-Filling Model of Our Anticancer Compound, Adva-27a

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

Liquidity and Capital Resources

As of March 31, 2017, we had cash or cash equivalents of $17,143.

Net cash used in operating activities was $108,037 during the three month period ended March 31, 2017, compared to $81,598 for the three month period ended March 31, 2016.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our proprietary drug development activities and our efforts to become a fully integrated pharmaceutical company by offering generic pharmaceutical products as discussed above.

Cash flows from financing activities were $66,218 for the three month periods ended March 31, 2017, compared to $164,128 during the three months ended March 31, 2016.  Cash flows used by investing activities were $0 for the three month periods ended March 31, 2017 and 2016.

During the three months ended March 31, 2017, we issued a total of 48,428,125 shares of our Common Stock. Of these, 42,428,125 shares valued at $128,451 were issued upon conversion of outstanding notes payable, reducing the debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929. In addition, we issued 6,000,000 shares of our Common Stock valued at $14,400 for $15,000 Canadian ($11,278 US). The $15,000 Canadian was paid directly to a firm which was engaged to conduct a valuation of our patents. We believe that having an independent valuation of our patents will be helpful in connection with our ongoing financing efforts.

On March 29, 2016, we issued 10,000,000 shares of our Common Stock having a market value of $100,000 or $0.01 per share, to an unaffiliated company that is assisting us in the development of manufacturing, marketing, sales and distribution contracts for various generic pharmaceuticals and biomedical products in Canada. These services are for a two year period but the value of these shares ($100,000) was expensed in the three month period ended March 31, 2016.

In March 2016, our Board of Directors authorized a private offering of our Common Stock in Canada pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, wherein we offered up to 60,000,000 shares of our Common Stock at an offering price of $0.015 Canadian per share for aggregate gross proceeds of up to $900,000 Canadian.   We accepted two subscriptions each of 10,000,000 shares of our Common Stock for $150,000 Canadian, aggregating $300,000 Canadian or approximately $236,550 US.

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

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase as we move forward with implementation of our business plan. We do not have sufficient funds to cover the anticipated increase in the relevant expenses. We need to raise additional funds in order to continue our existing operations, to initiate R&D activities, and to finance our plans to expand our operations for the next year. If we are successful in raising additional funds, we expect our operations and business efforts to continue and expand. There are no assurances this will occur.

Subsequent Events

In April 2017 we engaged in the following transactions:

●
We received monies in exchange for a convertible note payable having a face value of $100,000 Canadian (approximately $75,190 US).

●
We sold 34,000,000 shares of our Common Stock valued at $98,600 for $85,000 Canadian (approximately $63,912 US).

●
We issued 6,666,667 shares of our Common Stock for the purchase of laboratory equipment valued at $22,000.

●
We received monies in exchange for a convertible note payable having a face value of $65,000. In connection with this note, 100,000,000 shares of our Common Stock have been reserved for issuance.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2017.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2017, at reasonable assurance level, for the following reasons:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than the matter discussed above under “GMP Manufacturing” we are not party to any material legal proceedings, nor have any such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, we issued a total of 48,428,125 shares of our Common Stock. Of these 42,428,125 shares valued at $128,451 were issued upon conversion of outstanding notes payable, reducing the debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929.

In addition, we issued 6,000,000 shares of our Common Stock valued at $14,400 for $15,000 Canadian ($11,278 US). The $15,000 Canadian was paid directly to a firm which was engaged to conduct a valuation of our patents.

Subsequent Events

In April 2017 we engaged in the following transactions:

●
We received monies in exchange for a convertible note payable having a face value of $100,000 Canadian (approximately $75,190 US).

●
We sold 34,000,000 shares of our Common Stock valued at $98,600 for $85,000 Canadian (approximately $63,912 US).

●
We issued 6,666,667 shares of our Common Stock for the purchase of laboratory equipment valued at $22,000.

●
We received monies in exchange for a convertible note payable having a face value of $65,000.In connection with this note, 100,000,000 shares of our Common Stock have been reserved for issuance.

The funds obtained from these transactions were used for working capital, including the development of our new business described above under “Plan of Operation.”

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2017.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer