Form 10-Q
period 2017-06-30
Sunshine Biopharma, Inc
filed 2017-08-11
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2017

Commission File Number: 000-52898

SUNSHINE BIOPHARMA INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

6500 Trans-Canada Highway
4th Floor
Pointe-Claire, Quebec, Canada H9R 0A5
(Address of principal executive offices)

469 Jean-Talon West
3rd Floor
Montreal, Quebec, Canada H3N 1R4
(Former Address)

(514) 426-6161
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company x
Emerging growth company x

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 11, 2017, was 917,649,541 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	Unaudited	Audited
	June 30,	December 31,
	2017	2016
ASSETS

Current Assets:

Cash and cash equivalents	$128,768	$57,453
Prepaid expenses	8,537	1,007

Total Current Assets	137,305	58,460

Equipment (net of $3,391 and $2,272 depreciation respectively)	27,030	5,944
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$164,335	$64,404

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Notes payable	213,362	69,939
Notes payable - related party	191,129	167,032
Accounts payable	34,711	28,122
Accrued compensation - related party	336,000	-
Interest payable	5,422	9,011

Total current liabilities	780,624	274,104

TOTAL LIABILITIES	780,624	274,104

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share;
Authorized 850,000 Shares; Issued
and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share;
Authorized 500,000 Shares; Issued
and outstanding 500,000 shares.	50,000	50,000

Common Stock, $0.001 par value per share;
Authorized 3,000,000,000 Shares; Issued
and outstanding 868,594,650 and 769,399,858 at
June 30, 2017 and December 31, 2016 respectively	868,595	769,400
Reserved for issuance 349,069,087 at June 30, 2017

Capital paid in excess of par value	11,720,028	11,548,460

Accumulated comprehensive income	4,189	394

Accumulated (Deficit)	(13,259,101)	(12,577,954)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(616,289)	(209,700)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$164,335	$64,404

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations and Comprehensive Loss

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue:	$-	$-	$-	$-

General & Administrative Expenses

Accounting	48,415	6,169	64,015	12,969
Amortization & depreciation	506	14,962	1,024	30,206
Consulting	33,930	118,239	59,867	132,423
Legal	27,920	15,690	42,824	43,789
Licenses	-	7,761	-	7,761
Office	9,747	16,993	17,148	20,262
Officer & director renumeration	348,415	255,343	391,380	255,343
Research & development	-	32,793	-	32,793
Stock Transfer Fee	3,285	3,363	4,950	5,449

Total G & A	472,218	471,313	581,208	540,995

(Loss) from operations	(472,218)	(471,313)	(581,208)	(540,995)

Other Income (expense):
Foreign exchange (loss)	(3,628)	-	(4,267)
Interest expense	(9,598)	(9,997)	(18,742)	(16,951)
Litigation settlement proceeds	-	-	-	25,000
Loss on debt conversions	-	-	(76,929)	(253,658)

Total Other (Expense)	(13,226)	(9,997)	(99,938)	(245,609)

Net (loss)	$(485,444)	$(481,310)	$(681,146)	$(786,604)

Basic (Loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	857,473,771	262,370,859	811,800,080	238,983,449

Net Income (Loss)	$(485,444)	$(481,310)	$(681,146)	$(786,604)
Other comprehensive income:
Gain (Loss) from foreign exchange translation	2,680	11,325	3,795	(1,334)
Comprehensive (Loss)	(482,764)	(469,985)	(677,351)	(787,938)

Basic (Loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	857,473,771	262,370,859	811,800,080	238,983,449

 See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows

	Unaudited	Unaudited
	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2017	2016
Cash Flows From Operating Activities:

Net Income (Loss)	$(681,146)	$(786,604)
Depreciation and amortization	1,024	30,206
Foreign exchange loss	4,267	-
Stock issued for licenses, services, and other assets	64,000	352,000
Stock issued for payment interest	3,022	3,120
Loss on debt conversion	76,929	253,658
Stock issued for payment of expenses	14,400	-
(Increase) decrease in prepaid expenses	(7,530)	3,111
Increase (decrease) in Accounts Payable & accrued expenses	342,773	(89,317)
Increase (decrease) in interest payable	(3,589)	13,831

Net Cash Flows (used) in operations	(185,850)	(219,995)

Cash Flows From Investing Activities:

Purchase of equipment	(22,295)	(2,343)

Net Cash Flows (used) in Investing activities	(22,295)	(2,343)

Cash Flows From Financing Activities:

Proceed from note payable	188,444	131,150
Note payable used to pay expenses	13,962	-
Note payable used to pay origionation fees & interest	9,347	8,850
Sale of common stock	63,912	104,128

Net Cash Flows provided by financing activities	275,665	244,128

Net Increase (Decrease) In Cash and cash equivalents	67,520	21,790
Foreign currency translation adjustment	3,795	1,334
Cash and cash equivalents at beginning of period	57,453	50,798

Cash and cash equivalents at end of period	$128,768	$73,922

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$78,400	$100,000
Stock issued for note conversions including interest	$128,451	$377,814
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

 See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2017

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

The Company’s wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), was formed for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Sunshine Canada recently signed licensing agreements to offer four (4) generic prescription drugs for treatment of breast cancer, prostate cancer and BPH (Benign Prostatic Hyperplasia). In addition, Sunshine Canada is currently evaluating several other generic products for in-licensing and is working on securing a Drug Establishment License (“DEL”) and a Drug Identification Number (“DIN”) per product from Health Canada. Once the DEL and the DIN’s are secured, Sunshine Canada will begin its generic pharmaceuticals marketing and sales program in Canada and overseas.

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
For The Three and Six Month Interim Period Ended June 30, 2017

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

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statement of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $128,768 and $57,453 as of June 30, 2017 and December 31, 2016, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000.

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

Other than the Notes Payable specified under Note 4 and Note 5 below, there were no potentially dilutive instruments outstanding during the interim period ended June 30, 2017 or the year ended December 31, 2016.

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
For The Three and Six Month Interim Period Ended June 30, 2017

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
For The Three and Six Month Interim Period Ended June 30, 2017

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

Note 3 – Unaudited Financial Information

The unaudited financial information included for the three and six month interim period ended June 30, 2017 was taken from the books and records of the Company without audit. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to reflect properly the results of the interim periods presented. The results of operations for the three and six month interim period ended June 30, 2017 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2017.

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

On April 1, 2017, the Company received $100,000 Canadian ($76,923 US) in exchange for a note payable having a face value of $100,000 Canadian accruing interest at the rate of 9% per annum. The note, due on April 1, 2019, is convertible any time after April 1, 2017 into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.012 US) per share. Payments on this note are comprised of interest only amounts due and payable on the last day of each calendar quarter. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2017

On April 26, 2017, the Company received net proceeds of $63,000 in exchange for a note payable having a face value of $65,000 and accruing interest at the rate of 8% per annum. The note, due on April 26, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

At June 30, 2017 and December 31, 2016, accrued interest on Notes Payable was $5,422 and $9,011, respectively.

Note 5 – Notes Payable Related Party

In December 2016, the Company received monies from its CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The note when issued, was convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. This note is collateralized by all of the assets of the Company. In the event of default, the interest rate will increased to 18% per annum and a penalty of $1,000 Canadian ($752 US) per day will accrue. On March 31, 2017, the note, together with accrued interest of $3,021 Canadian ($2,271 US) and an additional principal amount of $3,000 Canadian ($2,247 US) paid to the Company on March 28, 2017, was renewed for a 90-day period under the same terms and conditions as the original note. The new note now having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is non-convertible. The new note now having a face value of $98,894 Canadian ($76,072 US) is due on September 30, 2017.

A note payable held by a private individual who became a principal shareholder of the Company having a principal balance of $100,000 at December 31, 2016 and a maturity date of March 31, 2017, accrues interest at 12%. The Note is convertible any time from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90-day under the same terms and conditions as the original note. The new note now having a face value of $111,715 matures on June 30, 2017. On June 30, 2017, the note’s principal balance of $111,715 plus accrued interest of $3,342 was renewed for a period of 90-days under the same terms and conditions as the original note. The new note now having a face value of $115,057 matures on September 30, 2017.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2017

Note 6 – Issuance of Common Stock

During the six months ended June 30, 2017, the Company issued a total of 99,194,792 shares of $0.001 par value Common Stock. Of these, 42,528,125 shares valued at $128,451 were issued upon conversion of outstanding notes payable, reducing the debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929. The remaining 56,666,667 shares were issued by the Company as follows:

●
6,000,000 shares for $15,000 Canadian ($11,278 US). The $15,000 Canadian was paid directly to a firm which was engaged to conduct a valuation of the Company’s assets.

●
34,000,000 shares for cash of $85,000 Canadian ($63,912 US).

●
6,666,667 shares purchase of laboratory equipment valued at $22,000.

●
10,000,000 shares for services valued at $42,000.

In events subsequent to the June 30, 2017 period end, the Company issued 42,000,000 shares of Common Stock to its Directors for services rendered to the Company, 4,337,500 shares for purchase of laboratory equipment and 2,717,391 for consulting services. See Note 13, below.

The Company declared no dividends through June 30, 2017.

Note 7 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings per Share”.

Note 8 – Generic Drugs Licenses

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
For The Three and Six Month Interim Period Ended June 30, 2017

Note 10 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

A deferred tax asset at each date has been offset by a 100% valuation allowance.

Note 11 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company has an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. To date, no sales have been made and no royalty has been paid.

Note 12 – Related Party Transactions

In addition to the related party transactions detailed in Note 5 above, during the six month period ended June 30, 2017, the Company paid its Officers and Directors cash compensation totaling $49,465. $8,019 was paid to the Company’s COO and $41,446 was paid to the Company’s CEO.

During the fiscal year ended December 31, 2016, Advanomics Corporation paid on behalf of the Company $13,725 Canadian in patenting fees. Advanomics was fully reimbursed by the Company in January 2017. Certain members of the Company's management, including Dr. Steve N. Slilaty, the Company's President, CEO and a Director and Camille Sebaaly, the Company's CFO, Secretary and a Director, hold similar positions with Advanomics Corporation.

At June 30, 2017, the Company had accrued $336,000 in compensation to the Company’s directors. This balance was subsequently satisfied by the issuance of shares of the Company's Common Stock. See Note 13, below.

Note 13 – Subsequent Events

On July 20, 2017, the Company issued the three members of its Board of Directors 42,000,000 shares of $0.001 Common Stock valued at $336,000 or $0.008 per share for services rendered to the Company in 2017.

On July 20, 2017, the Company issued 4,337,500 shares of its $0.001 par value Common Stock for the purchase of laboratory equipment valued at $34,700.

On July 24, 2017, the Company issued 2,717,391 shares of its $0.001 Common Stock valued at $21,739 or $0.008 per share for $25,000 consulting services rendered to the Company in June 2017. The Company will recognize a gain of $3,261 on the settlement of this obligation, the difference between the value of the stock issued at July 20, 2017 and the amount of the invoice.

On August 3, 2017, the Company received monies in exchange for a convertible note payable having a face value of $80,000.

On August 4, 2017, the Company issued payment in the amount of $67,422 to pay off a note payable having a principal amount of $50,000, accrued interest of $1,863 and prepayment penalty of $15,559. The note had a maturity date of November 20, 2017.

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

Effective August 1, 2017 we moved our principal place of business to 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5.  Our new phone number is (514) 426-6161 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results Of Operations

Comparison of Results of Operations for the three months ended June 30, 2017 and 2016

For the three months ended June 30, 2017 and 2016, we did not generate any revenues.

General and administrative expenses during the three month period ended June 30, 2017 remained relatively consistent with the prior period in 2016. G&A expenses were $472,218, compared to general and administrative expense of $471,313 incurred during the three month period ended June 30, 2016, an increase of only $905. The various components of our general and administrative expense varied significantly from prior results of operations. Specifically, consulting fees decreased by $84,309 during the three months ended June 30, 2017, compared to the similar period in 2016 as a result of shifting of the services rendered towards the less costly development of our generic pharmaceuticals business. Also, as a result of shifting our current efforts towards the development of our Generic Pharmaceuticals operations, we incurred no research & development expenses during the three months ended June 30, 2017, compared to an expenditure of $32,793 during the similar period in 2016. See “Plan of Operation” below. In addition, we saw a decrease of $14,456 in our amortization & depreciation due to write-downs. The general and administrative expense categories that saw an increase during the three months ended June 30, 2017, compared to the similar period in 2016 included executive compensation, legal fees and accounting fees. Executive compensation increased by $93,072, legal fees by $12,230 and accounting fees by $42,246. The increase in our accounting fees was due to the fact that we paid for all of the bookkeeping services required in 2017 in one lump-sum payment through stock issuance in the second quarter of 2017. Our interest expense of $9,598 during the three months ended June 30, 2017 was relatively unchanged from the $9,997 incurred during the similar period in 2016. Finally, we incurred no losses arising from debt conversion during the three months ended June 30, 2017 and 2016.

As a result, we incurred a net loss of $485,444 ($0.00 per share) for the three month period ended June 30, 2017, compared to a net loss of $481,310 ($0.00 per share) during the three month period ended June 30, 2016.

Comparison of Results of Operations for the six months ended June 30, 2017 and 2016

For the six months ended June 30, 2017 and 2016, we did not generate any revenues.

General and administrative expenses during the six month period ended June 30, 2017 were also consistent to expenses incurred during the similar period in 2016, as we incurred $581,208 in G&A expense, compared to general and administrative expense of $540,995 incurred during the six month period ended June 30, 2016, an increase of $40,213. Some components of our general and administrative expense increased while others decreased during the six month period ended June 30, 2017, compared to the corresponding period of 2016. The expense categories that saw an increase included accounting fees and executive compensation. The increase of $51,046 in accounting fees during the six months ended June 30, 2017, compared to the similar period in 2016 was due to the fact that we paid for all of the bookkeeping services required in 2017 in one lump-sum payment through stock issuance in the second quarter of 2017. The categories that saw a decrease during the six months ended June 30, 2017, compared to the similar period in 2016 were consulting fees and research & development expenses. The decrease of $72,556 in consulting fees and $32,793 in research & development expenses were a result of the shifting of the services rendered to us towards the development of the less costly Generic Pharmaceuticals business. See “Plan of Operation” below. Most of our other expenses remained relatively constant during the six month period ended June 30, 2017 compared to the similar period in 2016.  We incurred $18,742 in interest expense during the six months ended June 30, 2017, compared to $16,951 in interest expense during the similar period in 2016.  However, we incurred $76,929 in losses arising from debt conversion during the six months ended June 30, 2017, compared to $253,658 in losses from debt conversion during the similar period in 2016, a difference of $176,729 as a result of a smaller amount of convertible notes outstanding. We also received $25,000 from the settlement of litigation in 2016 that we did not receive during the six months ended June 30, 2017.

As a result, we incurred a net loss of $681,146 ($0.00 per share) for the six month period ended June 30, 2017, compared to a net loss of $786,604 ($0.00 per share) during the six month period ended June 30, 2016.

Because we did not generate any revenues during the six months ended June 30, 2017, following is our Plan of Operation.

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
Bicalutamide (brand name Casodex® by AstraZenica) for treatment of Prostate Cancer;
●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Worldwide sales of the brand name version of these products as reported in the SEC filing of the respective owner of the registered trademark are as follows:

●
Arimidex® $232M in 2016
●
Femara® $380M in 2014
●
Casodex® $247M in 2016
●
Propecia® $183M in 2015

On June 12, 2017, Sunshine Canada submitted an application to Health Canada for the procurement of a Drug Establishment License (“DEL”), a requirement for the Company’s drug handling and pharmaceutical operations. Health Canada has assigned the Company DEL Application No. 3-002475 and File No. 17938. Sunshine Canada is currently awaiting Health Canada to set a date for physical inspection of our warehouse and drug management operations which we have set up at the facility of our strategic alliance partner, Atlas Pharma Inc. In addition, Sunshine Canada is currently in the process of preparing the documentation for filing applications for a Drug Identification Number (“DIN”) for each of its four (4) generic products, SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride. We cannot estimate the timing for our obtaining the DEL and the DIN’s due to variables involved that are out of our control. The Figure below shows our 30-Pill blister pack of Anastrozole.

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

Liquidity and Capital Resources

As of June 30, 2017, we had cash or cash equivalents of $128,768.

Net cash used in operating activities was $185,850 during the six month period ended June 30, 2017, compared to $219,995 for the six month period ended June 30, 2016.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our proprietary drug development activities and our offering of generic pharmaceutical products as discussed above.

Cash flows from financing activities were $275,665 for the six month periods ended June 30, 2017, compared to $244,128 during the six months ended June 30, 2016.  Cash flows used by investing activities were $22,295 and $2,343 for the six month periods ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, we issued a total of 99,194,792 shares of $0.001 par value Common Stock. Of these, 42,528,125 shares valued at $128,451 were issued upon conversion of outstanding notes payable, reducing the debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929. The remaining 56,666,667 shares were issued as follows:

●
6,000,000 shares for $15,000 Canadian ($11,278 US), which funds were paid directly to a firm engaged to conduct a valuation of the Company’s assets.

●
34,000,000 shares for cash of $85,000 Canadian ($63,912 US).

●
6,666,667 shares for purchase of laboratory equipment valued at $22,000.

●
10,000,000 shares for bookkeeping services required by the Company during 2017.

In addition, during the six months ended June 30, 2017, we engaged in the following debt transactions:

●
On February 10, 2017, we received monies in exchange for a convertible note payable having a face value of $50,000.

●
On April 1, 2017, we received monies in exchange for a convertible note payable having a face value of $100,000 Canadian (approximately $75,190 US).

●
On April 26, 2017, we received monies in exchange for a convertible note payable having a face value of $65,000.

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

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase as we move forward with implementation of our business plan. We do not have sufficient funds to cover the anticipated increase in the relevant expenses. We need to raise additional funds in order to continue our existing operations to finance our plans to expand our operations for the next year. If we are successful in raising additional funds, we expect our operations and business efforts to continue and expand. There are no assurances this will occur.

Independent Valuation

We had previously reported in our Form 10-K for our fiscal year ended December 31, 2016 and Form 10-Q for the three months ended March 31, 2017, that pursuant to terms included in certain Subscription Agreements with us we had undertaken to obtain a valuation report (the “Report”) on our issued and outstanding shares by an independent valuation firm. To comply with this obligation, on March 9, 2017, we engaged MNP LLP (“MNP”) to provide us with such Report.

On June 22, 2017, MNP issued its Report, which arrived at an estimated en bloc Fair Market Value at March 31, 2017 (the "Valuation Date"), of our issued and outstanding shares, in the range of $977.0 million to $1,133.0 million.

MNP is one of the largest public accountancy firms in Canada (www.mnp.ca). The Montréal Valuation Practice (the “Practice”) is engaged in the valuation of businesses, business ownership interests, and securities and intangible assets in connection with business combinations, distributions of listed and unlisted securities, private placements, exchanges of shares, corporate and financial reorganizations, going-private transactions, leveraged buy-outs, fair value measurement of assets and liabilities for purchase price allocation and annual impairment testing for financial reporting pursuant to generally-accepted accounting principles both in Canada and the United States. The Practice has performed more than 3,000 valuations of public and private companies throughout Canada and in the United States during the past thirty years. Members of the Practice have also been playing an active role in the Canadian and U.S. professional societies of which they are accredited members, including serving on governing boards and standards promulgating committees.

MNP is not an insider, associate, or affiliate of our Company or any of our affiliates, associates, or shareholders (collectively, the “Interested Parties”). MNP does not own shares in our Company, nor does it have any agreements, commitments, or undertakings in respect of any future business involving any of the Interested Parties. MNP’s professional fees for services rendered in preparing the Report were not contingent, in whole or in part, on the conclusions reached therein and were based strictly on the professional time expended on the engagement at their standard hourly rates.

The results of this valuation have not been used in the preparation of our financial statements.

Subsequent Events

On July 20, 2017, we issued the three members of our Board of Directors 42,000,000 shares of $0.001 Common Stock valued at $336,000 or $0.008 per share for services rendered to us in 2017.

On July 20, 2017, we issued 4,337,500 shares of our $0.001 par value Common Stock for the purchase of laboratory equipment valued at $34,700.

On July 24, 2017, we issued 2,717,391 shares of our $0.001 Common Stock valued at $21,739, or $0.008 per share, for $25,000 of consulting services rendered to us in June 2017. We will recognize a gain of $3,261 on the settlement of this obligation, the difference between the value of the stock issued at July 20, 2017 and the amount of the invoice.

On August 3, 2017, we received monies in exchange for a convertible note payable having a face value of $80,000.

On August 4, 2017, we issued payment in the amount of $67,422 to pay off a note payable having a principal amount of $50,000, accrued interest of $1,863 and prepayment penalty of $15,559. The note had a maturity date of November 20, 2017.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2017.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2017, at reasonable assurance level, for the following reasons:

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

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

We are not party to any material legal proceedings, nor have any other such actions been threatened against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2017, we issued a total of 99,194,792 shares of our Common Stock. Of these, 42,528,125 shares were issued upon conversion of outstanding notes payable, reducing our debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929. The remaining 56,666,667 shares were issued as follows:

●
6,000,000 shares issued in March 2017 for $15,000 Canadian ($11,278 US). The $15,000 Canadian was paid directly to a firm which was engaged to conduct a valuation of our assets. See “Part I,, Item 2, Liquidity and Capital Resources – Independent Valuation,” above.

●
34,000,000 shares were also issued in March 2017 for $85,000 Canadian ($63,912 US) (approximately $0.0019 per share)

●
6,666,667 shares were issued in April 2017 for purchase of laboratory equipment valued at $22,000.

●
10,000,000 shares were issued in May 2017 in exchange for bookkeeping services rendered in 2017.

In addition, we engaged in the following convertible debt transactions:

●
On February 10, 2017, we received net proceeds of $48,000 in exchange for a note payable having a face value of $50,000 and accruing interest at the rate of 8% per annum. The note, due on November 20, 2017, is convertible after 180 days from issuance into shares of our Common Stock at a price 39% below market value.

●
On April 1, 2017, we received $100,000 Canadian ($76,923 US) in exchange for a note payable having a face value of $100,000 Canadian accruing interest at the rate of 9% per annum. The note, due on April 1, 2019, is convertible any time after April 1, 2017 into shares of our Common Stock at a conversion price of $0.015 Canadian (approximately $0.012 US) per share. Payments on this note are comprised of interest only amounts due and payable on the last day of each calendar quarter.

●
On April 26, 2017, we received net proceeds of $63,000 in exchange for a note payable having a face value of $65,000 and accruing interest at the rate of 8% per annum. The note, due on April 26, 2018, is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.

The funds obtained from these transactions were used for working capital, including the development of our new business described above under “Plan of Operation.” We relied upon the exemption from registration provided by Section 4(a)(1) of the Securities Act of 1933, as amended, to issue these shares.

Subsequent Events

On July 20, 2017, we issued the three members of our Board of Directors 42,000,000 shares of $0.001 Common Stock valued at $336,000 or $0.008 per share for services rendered to us in 2017.

On July 20, 2017, we issued 4,337,500 shares of our $0.001 par value Common Stock for the purchase of laboratory equipment valued at $34,700.

On July 24, 2017, we issued 2,717,391 shares of our $0.001 Common Stock valued at $21,739 or $0.008 per share for $25,000 of consulting services rendered to us in June 2017. We will recognize a gain of $3,261 on the settlement of this obligation, the difference between the value of the stock issued at July 20, 2017 and the amount of the invoice.

On August 3, 2017, we received $80,000 and issued a convertible note for a like amount.

On August 4, 2017, we issued payment in the amount of $67,422 to pay off a note payable having a principal amount of $50,000, accrued interest of $1,863 and prepayment penalty of $15,559. The note had a maturity date of November 20, 2017.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2017.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer