Form 10-Q
period 2017-09-30
Sunshine Biopharma, Inc
filed 2017-11-15
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2017

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 15, 2017, was 918,736,498 shares.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Sunshine Biopharma, Inc.
Consolidated Condensed Balance Sheet

	Unaudited	Audited
	September 30,	December 31,
	2017	2016
ASSETS

Current Assets:

Cash and cash equivalents	$188,086	$57,453
Prepaid expenses	9,820	1,007

Total Current Assets	197,906	58,460

Equipment (net of $7362 and $2,272 depreciation, resepctively)	58,094	5,944
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$256,000	$64,404

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Notes payable	391,569	69,939
Notes payable - related party	200,177	167,032
Accounts payable	12,105	28,122
Interest payable	6,014	9,011

Total current liabilities	609,865	274,104

TOTAL LIABILITIES	609,865	274,104

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share;
Authorized 850,000 Shares;
Issued and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share;
Authorized 500,000 Shares;
Issued and outstanding 500,000 shares.	50,000	50,000

Common Stock, $0.001 par value per share;
Authorized 3,000,000,000 Shares;
Issued and outstanding 918,736,498 and 769,399,858 at
September 30, 2017 and December 31, 2016, respectively	918,737	769,400
Reserved for issuance 349,069,087 at September 30, 2017

Capital paid in excess of par value	12,075,586	11,548,460

Accumulated comprehensive income	8,524	394

Accumulated (Deficit)	(13,406,712)	(12,577,954)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(353,865)	(209,700)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$256,000	$64,404

  See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Condensed Statement Of Operations and Comprehensive Loss

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenue:	$-	$-	$-	$-

General & Administrative Expenses

Accounting	2,781	46,311	66,796	59,280
Legal	22,831	11,442	65,655	19,203
Consulting	46,284	24,054	106,151	156,477
Office	10,916	9,387	33,014	35,098
Licenses	16,800	9,483	16,800	53,272
Officer & director remuneration	10,359	376	401,739	255,719
Research & development	-	-	-	32,793
Amortization & depreciation	3,834	14,963	4,858	45,169

Total G & A	113,805	116,016	695,013	657,011

(Loss) from operations	(113,805)	(116,016)	(695,013)	(657,011)

Other Income (expense):
Forign exchange (loss)	(6,379)	381	(10,646)	381
Interest expense	(27,427)	(12,129)	(46,169)	(29,080)
Litigation settlement proceeds	-	-	-	25,000
Debt release		7,790		7,790
Loss on debt conversions	-	(1,465,646)	(76,929)	(1,719,304)

Total Other (Expense)	(33,806)	(1,469,604)	(133,744)	(1,715,213)

Net (loss)	$(147,611)	$(1,585,620)	$(828,757)	$(2,372,224)

Basic (Loss) per common share	$0.00	$(0.01)	$0.00	$(0.01)

Weighted Average Common Shares Outstanding	907,729,815	262,370,859	857,166,626	238,983,449

Net Income (Loss)	$(147,611)	$(1,585,620)	$(828,757)	$(2,372,224)
Other comprehensive income:
Unrealized Gain (Loss) from foreign exchange translation	4,335	(305)	8,130	1,029
Comprehensive (Loss)	(143,276)	(1,585,925)	(820,627)	(2,371,195)

Basic (Loss) per common share	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Common Shares Outstanding	907,729,815	581,464,440	857,166,626	353,977,067

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Condensed Statement Of Cash Flows

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2017	2016
Cash Flows From Operating Activities:

Net Income (Loss)	$(828,757)	$(2,372,224)
Depreciation and amortization	4,858	45,169
Foreign exchange loss	10,646	-
Stock issued for licenses, services, and other assets	413,000	419,500
Stock issued for payment of interest	3,022	6,520
Debt forgiveness		(1,313)
Loss on debt conversion	76,929	1,719,304
Stock issued for payment of expenses	14,400	-
Increase (decrease) in prepaid expenses	(8,813)	2,105
Increase (decrease) in accounts payable & accrued expenses	(16,326)	(107,799)
Increase (decrease) in interest payable	(2,997)	5,750

Net Cash Flows (used) in Operations	(334,038)	(282,988)

Cash Flows From Investing Activities:

Purchase of equipment	-	(2,343)

Net Cash Flows (used) in Investing Activities	-	(2,343)

Cash Flows From Financing Activities:

Proceed from notes payable	404,444	131,150
Payment of notes payable	(50,000)	-
Notes payable used to pay expenses	13,962	-
Notes payable used to pay origination fees & interest	24,223	20,015
Sale of common stock	63,912	104,128

Net Cash Flows Provided by Financing Activities	456,541	255,293

Net Increase (Decrease) In Cash and cash equivalents	122,503	(30,038)
Foreign currency translation adjustment	8,130	1,029
Cash and cash equivalents at beginning of period	57,453	50,798

Cash and cash equivalents at end of period	$188,086	$21,789

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$484,100	$419,500
Stock issued for note conversions including interest	$128,451	$2,767,254
Cash paid for interest	$3,537	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Period Ended September 30, 2017

Note 1 – Nature of Business and Basis of Presentation

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

Basis of Presentation of Interim Unaudited Condensed Financial Information

The interim unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017. These financial statements should be read in conjunction with that report.

Recently Issued Accounting Pronouncements

The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect this amendment to have a material impact on its financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current Generally Accepted Accounting Principles (“GAAP”), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis, and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this amendment on its financial statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Period Ended September 30, 2017

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   The Company is currently evaluating the impact of these amendments on its financial statements.

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

 A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of these standards on its financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

Note 2 – Going Concern

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

Note 3 – Notes Payable

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

A Note payable dated July 1, 2016, having a face value of $55,000 and a principal balance of $48,500 at December 31, 2016, accrued interest at 10%. This note was convertible into $0.001 par value Common Stock at a price 40% below market value. During the nine month period ended September 30, 2017, the entire principal balance of $48,500 together with $3,022 in interest was converted into $0.001 par value Common Stock. In connection with this conversion, 42,528,125 shares of $0.001 par value Common Stock valued at $128,451 were issued generating a loss of $76,929 on conversion.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Period Ended September 30, 2017

On February 10, 2017, the Company received net proceeds of $48,000 in exchange for a note payable having a face value of $50,000 and accruing interest at the rate of 8% per annum. The note, due on November 20, 2017, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 39% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. On August 4, 2017 the note was paid off along with interest of $1,863 and a prepayment penalty of $15,559.

On April 1, 2017, the Company received $100,000 Canadian ($80,130 US) in exchange for a note payable having a face value of $100,000 Canadian and accruing interest at the rate of 9% per annum. The note, due on April 1, 2019, is convertible anytime after April 1, 2017 into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.012 US) per share. Payments on this note are comprised of interest only amounts due and payable on the last day of each calendar quarter. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

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

On August 3, 2017, the Company received net proceeds of $76,000 in exchange for a note payable having a face value of $80,000 and accruing interest at the rate of 8% per annum. The note, due on August 3, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On August 21, 2017, the Company received net proceeds of $80,000 in exchange for a note payable having a face value of $83,000 and accruing interest at the rate of 8% per annum. The note, due on May 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On September 22, 2017, the Company received net proceeds of $60,000 in exchange for a note payable having a face value of $62,000 and accruing interest at the rate of 8% per annum. The note, due on June 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

At September 30, 2017 and December 31, 2016, accrued interest on Notes Payable was $6,014 and $9,011, respectively.

Note 4 – Notes Payable Related Party

In December 2016, the Company received monies from its CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The note is convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. This note is collateralized by all of the assets of the Company. In the event of default, the interest rate will increased to 18% per annum and a penalty of $1,000 Canadian ($752 US) per day will accrue. On March 31, 2017, the note, together with accrued interest of $3,021 Canadian ($2,271 US) and an additional principal amount of $3,000 Canadian ($2,247 US) paid to the Company on March 28, 2017, was renewed for a 90-day period under the same terms and conditions as the original note. The new note now having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is non-convertible. The new note now having a face value of $98,894 Canadian ($76,072 US) is due on September 30, 2017. On September 30, 2017, the note, together with accrued interest of $2,991 Canadian ($2,397 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is non-convertible. The new note now having a principal balance of $101,885 Canadian ($81,640 US) matures December 31, 2017.

A note payable held by a private individual who became a principal shareholder of the Company having a face value of $100,000 at December 31, 2016 and a maturity date of March 31, 2017, accrues interest at 12%. The Note is convertible any time from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90-day under the same terms and conditions as the original note. The new note now having a face value of $111,715 matures on June 30, 2017. On June 30, 2017, the note’s principal balance of $111,715 plus accrued interest of $3,342 was renewed for a period of 90-days under the same terms and conditions as the original note. The new note now having a face value of $115,057 matures on September 30, 2017. On September 30, 2017, the note’s principal balance of $115.057 plus accrued interest of $3,480 was renewed for a period of 90-days under the same terms and conditions as the original note. The new note now having a principal balance of $118,537 matures on December 31, 2017.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Nine Month Interim Period Ended September 30, 2017

Note 5 – Issuance of Common Stock

During the nine months ended September 30, 2017, the Company issued a total of 149,336,640 shares of $0.001 par value Common Stock. Of these 42,528,125 shares valued at $128,451 were issued upon conversion of outstanding notes payable, reducing the debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929. The remaining 106,808,515 shares were issued by the Company as follows:

●
6,000,000 shares for $15,000 Canadian ($14,400 US). The $15,000 Canadian was paid directly to a firm which was engaged to conduct a valuation of the Company’s assets.
●
34,000,000 shares for cash of $85,000 Canadian ($63,912 US).
●
11,004,167 shares for purchase of laboratory equipment valued at $56,700.
●
13,804,348 shares for services valued at $77,000.
●
42,000,000 shares for director fees valued at $336,000.

The Company declared no dividends through September 30, 2017.

Note 6 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings per Share”.

Note 7 – Generic Drugs Licenses

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

Note 9 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company has an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product.

Note 10 – Related Party Transactions

In addition to the related party transactions detailed in Note 4 above, during the three and nine month period ended September 30, 2017 and 2016, the Company paid its Officers and Directors cash and stock compensation totaling $10,359 and $376 and $401,739 and $255,719, respectively. Included in the amounts allocated to the Officers and Directors during the three and nine month periods ended September 30, 2017 were $-0- and $60,114 paid to Advanomics Corporation, a company controlled by the CEO of the Company.

Note 11 – Subsequent Events

On October 26, 2017, the Company issued payment in the amount of $85,107 to pay off a note payable having a principal amount of $65,000, accrued interest of $2,607 and prepayment penalty of $17,500. The note had a maturity date of April 26, 2018.

On October 26, 2017, the Company received monies in exchange for a convertible note payable having a face value of $115,000.

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

Results Of Operations

Comparison of Results of Operations for the three months ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016, we did not generate any revenues.

General and administrative (G&A) expenses during the three month period ended September 30, 2017 remained relatively consistent with the prior period in 2016. G&A expenses during the three months ended September 30, 2017 were $113,805, compared to general and administrative expense of $116,016 incurred during the three month period ended September 30, 2016, a decrease of $2,211. However, the various components of our G&A expense varied between the two respective periods. Specifically, we incurred $46,284 in consulting fees during the three months ended September 30, 2017, compared to $24,054 in consulting fees incurred during the similar period in 2016. This increase was as a result of new work required for setting up the warehouse, documentation and logistics for our Generic Pharmaceuticals Operations. Officer and director compensation increased by $9,983 in the three months ended September 30, 2017, compared to the same period in 2016. In addition, we saw an increase of $11,389 in legal expenses due to patenting fees which were paid during the three month period ended September 30, 2017. We also saw an increase of $1,529 and $7,317 in office expenses and licenses, respectively. These increases were offset by accounting costs, which dropped $43,530 during the three months ended September 30, 2017 compared to the same period in 2016. This drop was due to a lump-sum payment that was made in the three month period ended September 30, 2016. In addition, we saw a decrease of $11,129 in our amortization & depreciation due to write-downs. Also as a result of shifting our current efforts towards the development of our Generic Pharmaceuticals Operations, we incurred no research & development expenses during the three months ended September 30, 2017 and 2016. See “Plan of Operation” below.

Our interest expense of $27,427 during the three months ended September 30, 2017 was $15,298 more than we incurred during the similar period in 2016 due to a prepayment penalty of $15,559 incurred in connection the early payoff of one of our notes payable (see Note 3 to the Financial Statements). Finally, we incurred no losses arising from debt conversion during the three months ended September 30, 2017, but incurred a loss on debt conversions of $1,465,646 during the three months ended September 30, 2016.

As a result, we incurred a net loss of $147,611 ($0.00 per share) for the three month period ended September 30, 2017, compared to a net loss of $1,585,620 (approximately $0.01 per share) during the three month period ended September 30, 2016.

Comparison of Results of Operations for the nine months ended September 30, 2017 and 2016

For the nine months ended September 30, 2017 and 2016, we did not generate any revenues.

General and administrative expenses during the nine month period ended September 30, 2017 were $695,013, compared to $657,011 incurred during the nine month period ended September 30, 2016, an increase of $38,002. Some components of our general and administrative expense increased while others decreased during the nine month period ended September 30, 2017, compared to the corresponding period of 2016. The expense categories that saw an increase included accounting fees, legal fees, and executive compensation. The increase of $46,452 in legal fees during the nine months ended September 30, 2017, was due to patenting costs associated with office actions on pending patent applications. Officer and director compensation increased by $146,020 in the nine months ended September 30, 2017, compared to the same period in 2016. The $7,516 increase in accounting fees was due to a general increase in business activities. These increases were offset by decreases in consulting fees, license fees and research & development expenses incurred during the nine months ended September 30, 2017, compared to the similar period in 2016. The decrease of $2,084 in consulting fees, $36,472 in license fees and $32,793 in research & development expenses were a result of the shifting of our activities towards the development of our Generic Pharmaceuticals Operations. In addition, we saw a decrease of $40,311 in our amortization & depreciation due to write-downs. See “Plan of Operation” below.

We incurred $46,169 in interest expense during the nine months ended September 30, 2017, compared to $29,080 in interest expense during the similar period in 2016.  However, we incurred $76,929 in losses arising from debt conversion during the nine months ended September 30, 2017, compared to $1,719,304 in losses from debt conversion during the similar period in 2016, a decrease of $1,642,375 as a result of a smaller amount of convertible notes outstanding. We also received $25,000 from the settlement of litigation in 2016 that we did not receive during the nine months ended September 30, 2017.

As a result, we incurred a net loss of $828,757 ($0.00 per share) for the nine month period ended September 30, 2017, compared to a net loss of $2,372,224 (approximately $0.01 per share) during the nine month period ended September 30, 2016.

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

Liquidity and Capital Resources

As of September 30, 2017, we had cash or cash equivalents of $188,086.

Net cash used in operating activities was $334,038 during the nine month period ended September 30, 2017, compared to $282,988 for the nine month period ended September 30, 2016.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our proprietary drug development activities and our offering of generic pharmaceutical products as discussed above.

Cash flows from financing activities were $456,541 for the nine month periods ended September 30, 2017, compared to $255,293 during the nine months ended September 30, 2016.  Cash flows used by investing activities were $-0- and $2,343 for the nine month periods ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, we issued a total of 149,336,640 shares of our Common Stock. Of these, 42,528,125 shares valued at $128,451 were issued upon conversion of outstanding notes payable, reducing our debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929. The remaining 106,808,515 shares were issued as follows:

●
6,000,000 shares valued at $15,000 Canadian ($14,400 US), which funds were paid directly to a firm engaged to conduct a valuation of our assets;

●
34,000,000 shares for cash of $85,000 Canadian ($63,912 US);

●
10,000,000 shares valued at $42,000 for accounting services provided during 2017;

●
42,000,000 shares of our Common Stock valued at $0.008 per share ($336,000) were issued to the members of our Board of Directors for services rendered to us in 2017;

●
11,004,167 shares of our Common Stock valued at $56,700 were issued for the purchase of laboratory equipment;

●
3,804,348 shares of our Common Stock valued at $35,000 were issued for services rendered to us in July and August 2017;

In addition, during the nine months ended September 30, 2017, we engaged in the following debt transactions:

●
A Note payable dated July 1, 2016, having a face value of $55,000 and a principal balance of $48,500 at December 31, 2016, was fully converted together with $3,022 of accrued interest into $0.001 par value Common Stock during the nine month period ended September 30, 2017. In connection with this conversion, 42,528,125 shares of $0.001 par value Common Stock valued at $128,451 were issued generating a loss of $76,929 on conversion.

●
On February 10, 2017, we received monies in exchange for a convertible note payable having a face value of $50,000.

●
On April 1, 2017, we received monies in exchange for a convertible note payable having a face value of $100,000 Canadian (approximately $75,190 US).

●
On April 26, 2017, we received monies in exchange for a convertible note payable having a face value of $65,000.

●
On August 3, 2017, we received monies in exchange for a convertible note payable having a face value of $80,000.

●
On August 4, 2017, we issued payment in the amount of $67,422 to pay off a note payable having a principal amount of $50,000, accrued interest of $1,863 and prepayment penalty of $15,559. The note had a maturity date of November 20, 2017.

●
On August 21, 2017, we received monies in exchange for a convertible note payable having a face value of $83,000.

●
On September 22, 2017, we received monies in exchange for a convertible note payable having a face value of $62,000.

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

Relevant thereto, effective August 29, 2017, we executed an Investment Banking Agreement (the “IB Agreement”) with Jitney Trade Inc. (“Jitney”), a Canadian licensed broker-dealer, headquartered in Montreal with offices in Toronto and Vancouver (Canada). Per the IB Agreement, Jitney has agreed to act as our exclusive placement agent in a proposed financing of up to $10 million Canadian in equity on a “best efforts” basis. In addition, Jitney will aid us and act as our sponsor in connection with the listing of our Common Shares on the TSX Venture Exchange (TSX-V) in Toronto, Canada. The proposed equity financing will be done through a private placement of our Common Stock with qualified investors in Canada. We will rely upon the exemption from registration provided by Regulation S, promulgated under the Securities Act of 1933, as amended, to engage in the proposed offering. The proceeds will be used for implementation of our business plan including the Generic Pharmaceuticals operations and Clinical Development of Adva-27a, our flagship anticancer compound.

There are no assurances that the aforesaid financing will be completed or that we will receive any funds from this effort. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

On June 22, 2017, MNP issued its Report, which arrived at an estimated en bloc Fair Market Value at March 31, 2017 (the Valuation Date), of our issued and outstanding shares, in the range of $977.0 million to $1,133.0 million.

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

MNP is not an insider, associate, or affiliate of our Company or any of our affiliates, associates, or shareholders (collectively, the “Interested Parties”). MNP does not own shares in the Company, nor does it have any agreements, commitments, or undertakings in respect of any future business involving any of the Interested Parties. MNP’s professional fees for services rendered in preparing the Report were not contingent, in whole or in part, on the conclusions reached therein and were based strictly on the professional time expended on the engagement at their standard hourly rates.

The results of this valuation have not been used in the preparation of our financial statements.

Interim Condensed Financial Statements

The interim unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017. The financial statements presented herein should be read in conjunction with that report.

Subsequent Events

On October 26, 2017, we issued payment in the amount of $85,107 to pay off a note payable having a principal amount of $65,000, accrued interest of $2,607 and prepayment penalty of $17,500. The note had a maturity date of April 26, 2018.

On October 26, 2017, we received monies in exchange for a convertible note payable having a face value of $115,000.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2017.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2017, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, we issued a total of 149,336,640 shares of our Common Stock. Of these, 42,528,125 shares valued at $128,451 were issued upon conversion of outstanding notes payable, reducing our debt by $48,500 and interest payable by $3,022 and generating a loss on conversion of $76,929. The remaining 106,808,515 shares were issued as follows:

●
6,000,000 shares valued at $15,000 Canadian ($14,400 US), which funds were paid directly to a firm engaged to conduct a valuation of our assets;

●
34,000,000 shares for cash of $85,000 Canadian ($63,912 US);

●
10,000,000 shares valued at $42,000 for accounting services provided during 2017;

●
42,000,000 shares of our Common Stock valued at $0.008 per share ($336,000) were issued to the members of our Board of Directors for services rendered to us in 2017;

●
11,004,167 shares of our Common Stock valued at $56,700 were issued for the purchase of laboratory equipment;

●
3,804,348 shares of our Common Stock valued at $35,000 were issued for services rendered to us in July and August 2017;

In addition, during the nine months ended September 30, 2017, we engaged in the following debt transactions:

●
A Note payable dated July 1, 2016, having a face value of $55,000 and a principal balance of $48,500 at December 31, 2016, was fully converted together with $3,022 of accrued interest into $0.001 par value Common Stock during the nine month period ended September 30, 2017. In connection with this conversion, 42,528,125 shares of $0.001 par value Common Stock valued at $128,451 were issued generating a loss of $76,929 on conversion.

●
On February 10, 2017, we received monies in exchange for a convertible note payable having a face value of $50,000.

●
On April 1, 2017, we received monies in exchange for a convertible note payable having a face value of $100,000 Canadian (approximately $75,190 US).

●
On April 26, 2017, we received monies in exchange for a convertible note payable having a face value of $65,000.

●
On August 3, 2017, we received monies in exchange for a convertible note payable having a face value of $80,000.

●
On August 4, 2017, we issued payment in the amount of $67,422 to pay off a note payable having a principal amount of $50,000, accrued interest of $1,863 and prepayment penalty of $15,559. The note had a maturity date of November 20, 2017.

●
On August 21, 2017, we received monies in exchange for a convertible note payable having a face value of $83,000.

●
On September 22, 2017, we received monies in exchange for a convertible note payable having a face value of $62,000.

The funds obtained from these transactions were used for working capital, including the development of our new business described above under “Plan of Operation.” We relied upon the exemption from registration provided by Section 4(a)(1) of the Securities Act of 1933, as amended, to issue these shares.

Interim Condensed Financial Statements

The interim unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2016 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2017. The financial statements presented herein should be read in conjunction with that report.

Subsequent Events

On October 26, 2017, we issued payment in the amount of $85,107 to pay off a note payable having a principal amount of $65,000, accrued interest of $2,607 and prepayment penalty of $17,500. The note had a maturity date of April 26, 2018.

On October 26, 2017, we received monies in exchange for a convertible note payable having a face value of $115,000.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2017.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer