Form 10-K
period 2017-12-31
Sunshine Biopharma, Inc
filed 2018-04-02
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

514) 426-6161
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTC MARKETS

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2017 was $4,664,479.

As of March 28, 2018, the Registrant had 948,019,532 shares of Common Stock issued and outstanding.

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

In October 2009, we acquired Sunshine Biopharma, Inc., a Colorado corporation holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a. As a result of this transaction we changed our name to “Sunshine Biopharma, Inc. and our officers and directors resigned their positions with us and were replaced by Sunshine’s management at the time, including our current CEO, Dr. Steve N. Slilaty, and our current CFO, Camille Sebaaly each of whom remain part of our current management. Our principal business became that of a pharmaceutical company focusing on the development of our licensed Adva-27a anticancer compound. In December 2015 we acquired all issued and pending patents pertaining to our Adva-27a technology and terminated the license. See “Part I, Item 1 – Business - Intellectual Property,” below for a more detailed explanation of this acquisition.

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Sunshine Canada has recently signed licensing agreements for four (4) generic prescription drugs for the treatment of cancer and BPH (Benign Prostatic Hyperplasia).

In January 2018, we acquired Atlas Pharma Inc., a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples whose operations are authorized by a Drug Establishment License issued by Health Canada.

In March 2018, we formed NOX Pharmaceuticals, Inc., a Colorado corporation and assigned all of our interest in our Adva-27a anticancer compound to that company.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. . Our phone number is (514) 426-6161and our website address is www.sunshinebiopharma.com.

Business Operations

As of the date of this report we are operating through the following wholly owned subsidiaries:

●
NOX Pharmaceuticals, Inc., a recently formed Colorado company focused on the research, development and commercialization of proprietary drugs for the treatment of cancer including Adva-27a, a multi-purpose anti-tumor compound targeted for the treatment of multidrug resistant cancer;

●
Sunshine Biopharma Canada Inc., a Canadian company, which offers generic prescription drugs for the treatment of cancer and other acute and chronic indications; and

●
Atlas Pharma Inc., a Canadian company acquired in January 2018, offering certified chemical analysis of pharmaceutical and other industrial samples.

Proprietary Drug Development Operations

Since inception, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma is direct owner of all issued and pending worldwide patents pertaining to Adva-27a including U.S. Patent Number 8,236,935. See “Part I, Item 1 – Business - Intellectual Property.”

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

We have been delayed in our clinical development program due to lack of funding. Our fund raising efforts are continuing and as soon as adequate financing is in place we will continue our clinical development program of Adva-27a by conducting the following next sequence of steps:

●
GMP Manufacturing of 2 kilogram for use in IND-Enabling Studies and Phase I Clinical Trials
●
IND-Enabling Studies
●
Regulatory Filing (Fast-Track Status Anticipated)
●
Phase I Clinical Trials (Pancreatic Cancer Indication)

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

Adva-27a’s initial indication will be pancreatic cancer for which there are currently little or no treatment options available. We are planning to conduct our clinical trials at McGill University’s Jewish General Hospital in Montreal, Canada. All aspects of the clinical trials in Canada will employ FDA standards at all levels. Subject to obtaining the necessary financing, we now anticipate that Phase I clinical trials will commence in mid-2019 and we estimate that it will take 18 months to complete, at which time we expect to receive limited marketing approval for “compassionate-use” under the FDA and similar guidelines in Canada.

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

Our Lead Anti-Cancer Compound, Adva-27a, in 3D

Generic Pharmaceuticals Operations

In 2016, our Canadian wholly owned subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), signed Cross Referencing Agreements with a major pharmaceutical company for four prescription generic drugs for the treatment of Breast Cancer, Prostate Cancer and Enlarged Prostate. Following this acquisition we have been working towards commencement of marketing of these pharmaceutical products under our own Sunshine Biopharma label. These four generic products are as follows:

●
Anastrozole (brand name Arimidex® by AstraZeneca) for treatment of Breast Cancer;
●
Letrozole (brand name Femara® by Novartis) for treatment of Breast Cancer;
●
Bicalutamide (brand name Casodex® by AstraZeneca) for treatment of Prostate Cancer;
●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Worldwide sales of the brand name version of these products as reported by the respective pharmaceutical company, owner of the registered trademark are as follows:

●
Arimidex® $232M in 2016
●
Femara® $380M in 2014
●
Casodex® $247M in 2016
●
Propecia® $183M in 2015

Sunshine Canada is currently in the process of securing a Drug Identification Number (“DIN”) for each of these products from Health Canada. We are planning to use part of the already approved Atlas Pharma Inc. space as a drug warehouse to facilitate the process of obtaining a Drug Establishment License (“DEL”) from Health Canada. Upon receipt of the DEL and DIN’s, we will be able to accept orders for our own label SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride. We cannot estimate the timing in our obtaining either the DIN’s or the DEL due to variables involved that are out of our control. The figure below shows our 30-Pill blister pack of Anastrozole.

We currently have twenty three (23) additional Generic Pharmaceuticals under review for in-licensing. While no assurances can be provided that we will acquire the rights to all or any of these drugs, we are confident we will acquire most, if not all of these rights.. We believe that a larger product portfolio will provide us with more opportunities and a greater reach into the marketplace. We hope to further build our generics portfolio of “SBI” label Generic Pharmaceuticals over time. There are no assurances this will occur.

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

As part of a subscription agreement entered into in 2016, we have an obligation to pay a royalty of 5% of net sales on one of our generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. As of the date of this Report we have not yet commenced marketing efforts and no sales or royalty payments have been made.

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

Subsequent Event -- Analytical Chemistry Services Operations

On January 1, 2018, we entered into an agreement (the “Atlas Agreement”) to acquire Atlas Pharma Inc. (“Atlas”), . The purchase price was $848,000 Canadian (approximately $678,400 US). Payment of the purchase price was comprised of (i) a cash payment of $100,500 Canadian (approximately $80,400 US); (ii) the issuance of 20,000,000 shares of our Common Stock, and (iii) a promissory note in the principal amount of $450,000 Canadian (approximately $360,000 US), with interest payable at the rate of 3% per annum. We are required to make payments of $10,000 Canadian (approximately $8,000 US) per calendar quarter, due and payable on or before the end of each such calendar quarter through December 31, 2023.

Atlas is a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas Pharma has 9 full-time employees and generated revenues of approximately $500,000 Canadian (approximately $400,000 US) in 2017. Housed in a 5,250 square foot facility, Atlas’s operations are authorized by a Drug Establishment License (DEL) issued by Health Canada and are fully compliant with the requirements of Good Manufacturing Practices (GMP). Atlas is also registered with the FDA.

We intend to expand Atlas’ business operations by purchasing additional equipment and hiring more technical and sales personnel. Part of the expansion will include the development and addition of new tests and new sample testing capabilities.

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

Our new wholly owned subsidiary, Atlas Pharma Inc., which we acquired on January 1, 2018 holds a Drug Establishment License from Health Canada and is registered with the FDA. Atlas Pharma Inc. is the owner of a relatively large portfolio of analytical chemistry methodology and Standard Operating Procedure. This intellectual property is protected as company secrets and controlled through employee and management confidentiality agreements.

Government Regulations

All of our business operations, including the Generic Pharmaceutical Operations, the Proprietary Drug Development Operations, and our newly acquired Analytical Chemistry Services Operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.

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

Employees

As of the date of this Report we have three (3) employees, our management.  In addition, our new wholly owned subsidiary acquired on January 1, 2018, Atlas Pharma Inc., has 9 full-time employees. We anticipate that if we receive financing we will need additional employees in both our generic pharmaceutical and proprietary drug development operations including accounting, regulatory affairs, marketing, sales and laboratory personnel.

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

We are also the owner of Cross Referencing Agreements for four (4) generic drugs which we will market and sell under the tradenames SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

 ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Until June 1, 2017, our principal place of business was located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This was also the location of our former licensor, Advanomics Corporation, who provided this space to us on a rent free basis in 2015 and 2016.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  Effective January 1, 2017 we took over the lease from Advanomics and this space became exclusively our own.

On June 1, 2017 we moved our place of business to our current location at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5, which is an online virtual executive office. We pay a monthly rate of $188 (Canadian), including tax, for this location. Pursuant to our lease agreement our landlord is able to provide us with increased or decreased office space as may be requested by us from time to time.

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

On November 14, 2014, we entered into a Manufacturing Services Agreement with Lonza Ltd. and Lonza Sales Ltd. (hereinafter jointly referred to as “Lonza”), whereby we engaged Lonza to be the manufacturer of our Adva-27a anticancer drug. In June 2016 we received a sample of the pilot manufacturing run for evaluation. Our laboratory analyses showed that, while the sample meets all of the required chemical, physical and biological specifications, the amount of material generated (the “Yield”) by the pilot run was found to be significantly lower than anticipated. We are currently working towards finding possible solutions to increase the Yield and define a path forward. During the course of our discussions concerning the problem of the low Yield, Lonza informed us that they required us to pay them $687,818 prior to moving forward with any activity pertaining to the manufacturing agreement we have with them. We have repeatedly indicated to Lonza that a clear path defining exactly how the extremely low Yield issue would be addressed is imperative prior to us making any payments. We issued a letter to them in June 2017 advising of our position. As of the date of this Report we have not received a response to our letter and no further action has been taken by either party.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor have there been any claims threatened.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Trading of our Common Stock commenced on the OTC MARKETS in September 2007 under the symbol “MWBN.”  Effective November 30, 2009, the trading symbol for our Common Stock was changed to “SBFM” as a result of our name change discussed above.

The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2016	$0.0088	$0.0052
June 30, 2016	$0.0110	$0.0061
September 30, 2016	$0.0039	$0.0030
December 31, 2016	$0.0040	$0.0032

March 31, 2017	$0.0025	$0.0025
June 30, 2017	$0.0134	$0.0110
September 30, 2017	$0.0155	$0.0141
December 31, 2017	$0.0130	$0.0100

As of March 27, 2018, the closing bid price of our Common Stock was $0.009 per share.

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

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer, Inc.  Their address is 3200 Cherry Creek South Drive, Suite 430, Denver, Colorado, 80209.  Their phone number is (303) 282-4800.

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

In October 2009, we acquired Sunshine Biopharma, Inc., a Colorado corporation holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a. As a result of this transaction we changed our name to “Sunshine Biopharma, Inc. and our officers and directors resigned their positions with us and were replaced by Sunshine’s management at the time, including our current CEO, Dr. Steve N. Slilaty, and our current CFO, Camille Sebaaly each of whom remain part of our current management. Our principal business became that of a pharmaceutical company focusing on the development of our licensed Adva-27a anticancer compound. In December 2015 we acquired all issued and pending patents pertaining to our Adva-27a technology and terminated the license. See “Part I, Item 1 – Business - Intellectual Property,” below for a more detailed explanation of this acquisition.

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Sunshine Canada has recently signed licensing agreements for four (4) generic prescription drugs for the treatment of cancer and BPH (Benign Prostatic Hyperplasia).

In January 2018, we acquired Atlas Pharma Inc., a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples whose operations are authorized by a Drug Establishment License issued by Health Canada.

In March 2018, we formed NOX Pharmaceuticals, Inc., a Colorado corporation, and assigned all of our interest in our Adva-27a anticancer compound to that company.

As a result, we are now a holding company operating through these three wholly owned subsidiaries.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. Our phone number is (514) 426-6161and our website address is www.sunshinebiopharma.com.

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

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2017 and 2016

During our fiscal years ended December 31, 2017 and 2016, we did not generate any revenues.

Total expenses for our fiscal year ended December 31, 2017 were $857,190, compared to $993,108 during our fiscal year ended December 31, 2016, a decrease of $135,918.  The expense categories that saw a decrease were consulting fees by $80,388, amortization and depreciation by $54,102, research and development by $32,793, and licenses by $19,203.  The decreases in these categories of expenses were offset to some extent by relatively modest increases in legal fees, accounting fees and officer and director compensation. The decrease in consulting fees in 2017 was due to the fact that a substantial amount of the work required for setting up the generic pharmaceuticals operations had been completed. Similarly, we incurred no licensing fees in 2017 as we acquired the Adva-27a rights and as a result, terminated the License Agreement we had for the same with Advanomics Corporation. The license expense of $19,203 we paid in 2016 was incurred in order to obtain the rights for our four (4) generic products. See “Part I, Item 1 – Business.”

We also incurred $104,829 in interest expense and $76,929 in losses from debt conversion during the year ended December 31, 2017, compared to $34,732 in interest expense and $1,945,898 in losses from debt conversion during the similar period in 2016. In addition, we incurred a loss of $556,120 in 2016 as a result of impairment of the patents we purchased in 2015. See “Part I, Item 1 – Business.”

As discussed elsewhere in this Report, including “Part I, Item 1 – Business” and “Part III, Item 13 – Certain Relationships and Related Transactions and Director Independence,” on October 8, 2015, we acquired U.S. Patent Number 8,236,935 (the “US Patent”) for the anticancer compound, Adva-27a from a related entity (Advanomics Corporation), which includes all rights to this intellectual property within the United States, in exchange for an interest-free note payable for $4,320,000 (the “October Patent Purchase Agreement”).  On December 28, 2015, we acquired the remaining worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Adva-27a anticancer compound from the same related entity (Advanomics Corporation) in exchange for a note payable for $12,822,499 (the “December Patent Purchase Agreement”).

We believe that purchase of the US Patent and the Worldwide Patents (the “Patents”) would facilitate our ability to obtain the funding necessary to complete the development and FDA approval process for Adva-27a. As a related party transaction, purchased patents are required to be recorded at the purchase price or the book value on the seller’s financial statements, whichever is lower. Effective December 28, 2015, the parties agreed to amend the October Patent Purchase Agreement and the December Patent Purchase Agreement. Pursuant to the amendment agreements (the “Amendments”), the Patents were purchased from a related party, Advanomics Corporation, at Advanomics’ cost less the amortization through December 28, 2015, the effective date of the transfer. The Amendments amended the purchase price of the Patents to $835,394, eliminated all cash payments obligations and replaced the non-convertible notes totaling $17,142,499 with two (2) convertible notes totaling $835,394 that automatically convert into an aggregate of 321,305,415 shares of our Common Stock. We needed to amend our Articles of Incorporation to establish additional authorized common shares in order to issue this stock. In July 2016, having completed the increase of our authorized capital to 3 billion shares of Common Stock, we issued the 321,305,415 Common Shares to Advanomics thereby completing all aspects of the patent purchase arrangements and securing direct ownership of all worldwide patents and rights pertaining to Adva-27a.

In 2016, following a review of the status of our intellectual property, the remaining value of the Patents ($556,120) on our Balance Sheet was impaired as required under applicable accounting rules.

As a result, we incurred a net loss of $3,496,687 (approximately $0.01 per share) for the year ended December 31, 2016, compared to a net loss of $1,040,236 (approximately $0.00 per share) during the year ended December 31, 2017.

Because we did not generate revenue in the last two years, following is our Plan of Operation.

Plan of Operation

As of the date of this report we are operating through the following wholly owned subsidiaries:

●
NOX Pharmaceuticals, Inc., a recently formed Colorado company focused on the research, development and commercialization of proprietary drugs for the treatment of cancer including Adva-27a, a multi-purpose anti-tumor compound targeted for the treatment of multidrug resistant cancer;

●
Sunshine Biopharma Canada Inc., a Canadian company formed in July 2014, which offers generic prescription drugs for the treatment of cancer and other acute and chronic indications; and

●
Atlas Pharma Inc., a Canadian company acquired in January 2018, offers certified chemical analysis of pharmaceutical and other industrial samples.

NOX Pharmaceuticals, Inc. and Atlas Pharma Inc. are not included in the financials presented in this report.

See Part 1, Item 1, Business, above, for a more detailed description of these businesses.

Liquidity and Capital Resources

As of December 31, 2017, we had cash or cash equivalents of $107,532.

Net cash used in operating activities was $543,520 during our fiscal year ended December 31, 2017, compared to $314,182 during our fiscal year ended December 31, 2016.  We anticipate that our cash requirements for our operations will increase in the future before we reach profitability levels.

Cash flows used in investing activities were $84,008 during our fiscal year ended December 31, 2017.  For the fiscal year ended December 31, 2016, cash flows used in investing activities were $3,439 arising primarily out of the purchase of laboratory and generic drugs warehouse equipment in 2017.  Net cash flows provided by financing activities totaled $670,705 in 2017, compared to $324,622 during our fiscal year ended December 31, 2016.

We have issued convertible and non-convertible notes to both related and unaffiliated parties in order to fund our operations. Following is a description of our liquidity and capital resources events in 2017:

●
In December 2016, we received monies from our CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The note was convertible any time after the date of issuance into shares of our Common Stock at a price 35% below market value. At the time, this note was collateralized by all of our assets. In the event of default, the interest rate will increased to 18% per annum and a penalty of $1,000 Canadian ($752 US) per day will accrue. On March 31, 2017, the note, together with accrued interest of $3,021 Canadian ($2,271 US) and an additional principal amount of $3,000 Canadian ($2,247 US) was renewed for a 90-day period under the same terms and conditions as the original note. The new note then having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note was not- convertible. The new note then having a face value of $98,894 Canadian ($76,072US) was due on September 30, 2017. On September 30, 2017, the note, together with accrued interest of $2,991 Canadian ($2,397 US) was renewed for a 90-day period under the same terms and conditions as the June 2017 note. The note, then having a principal balance of $101,885 Canadian ($81,640 US) matured December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as the September 2017 note except that this new note is unsecured and nonconvertible. The new note has a face value of $104,942 Canadian ($83,649 US) and matures on December 31, 2018.

●
A note payable held by a private individual who subsequently became a principal shareholder of our Company, having a face value of $100,000 at December 31, 2016 and a maturity date of March 31, 2017, accrues interest at 12%. The Note is convertible any time from the date of issuance into shares of our Common Stock at a 35% discount from market price. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note then having a face value of $111,715 matured on June 30, 2017. On June 30, 2017, the note’s principal balance of $111,715, plus accrued interest of $3,342 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note then had a face value of $115,057 and matured on September 30, 2017. On September 30, 2017, the note’s principal balance of $115.057 plus accrued interest of $3,480 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note then had a principal balance of $118,537, which matured on December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as before. The new note has a face value of $122,093 and matures on December 31, 2018.

●
A Note Payable having a Face Value of $21,439 at December 31, 2016, and accruing interest at 12% was due December 31, 2017. On December 31, 2017, we renewed the note, together with accrued interest of $2,573, for a 12-month period. The new note has a Face Value of $24,012 and accrues interest at 12%. This note is convertible anytime from the date of issuance into shares of our Common Stock at a 35% discount from market price and is due December 31, 2018.

●
On April 1, 2017, we received monies in exchange for a note payable having a Face Value of $100,000 Canadian ($79,710 US) with interest payable quarterly at 9%, which is due April 1, 2019. The note is convertible any time after issuance into shares of our Common Stock at a price of $0.015 Canadian (approximately $0.012 US) per share.

●
On September 22, 2017, we received monies in exchange for a note having a Face Value of $62,000, with interest accruing at 8%, which is due June 30, 2018. The note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.

●
On October 26, 2017, we received monies in exchange for a note payable having a Face Value of $115,000 with interest accruing at 8%, which is due October 26, 2018. The note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.

●
On November 14, 2017, we received monies in exchange for a note payable having a Face Value of $113,000 with interest accruing at 8%, which is due November 14, 2018. The note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.

●
On December 1, 2017, we received monies in exchange for a note payable having a Face Value of $50,000 Canadian ($39,855 US) with interest accruing at 8%, due November 30, 2018. The note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.

●
On February 10, 2017, we received monies in exchange for a note payable having a Face Value of $50,000 with interest accruing at 8%, which is due November 20, 2017. The note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. In August 2017, the note was paid off with an additional $17,422 as a prepayment penalty.

●
On April 26, 2017, we received monies in exchange for a note payable having a Face Value of $ 65,000 with interest accruing at 8%, which is due April 26, 2018. The note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. In October 2017, we issued payment in the amount of $85,107 to pay off the note including a prepayment penalty of $20,107.

●
On August 3, 2017, we received monies in exchange for a note payable having a Face Value of $80,000 with interest accruing at 8%, which is due August 3, 2018. The note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

●
On August 21, 2017, we received monies in exchange for a note payable having a Face Value of $83,000 with interest accruing at 8%, which is due May 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. In February 2018, the note was paid off with an additional $32, 370 as a prepayment penalty.

●
On July 1, 2016, we received monies in exchange for a note payable having a Face Value of $55,000 with interest accruing at 10%, which is due April 1, 2017. The note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 40% below market value. In December 2016 and January 2017, the note, together with $3,022 in accrued interest, was fully converted into 47,528,125 shares of our Common Stock.

●
During the fiscal year ended December 31, 2017, we issued an aggregate of 149,336,640 shares of our Common Stock as follows:

o
40,000,000 shares for cash in the amount of $100,000 Canadian or $78,312 US
o
11,004,167 shares for the purchase of laboratory and generic drugs warehouse equipment valued at $56,700
o
42,000,000 shares valued at $336,000 as compensation to the Company’s Directors and Officers
o
13,804,348 shares for services rendered to the Company by third parties valued at $77,000
o
42,528,125 shares valued at $128,451 in connection with the conversion of $48,500 in debt and interest of $3,022 resulting in a $76,929 loss on conversion

Except as indicated, we relied upon the exemption from registration provided by Regulation D and Section 4(a)(1) of the Securities Act of 1933, as amended, to issue the respective shares.

We are not generating revenue from our operations, and our ability to implement our business plan as set forth herein will depend on the future availability of financing.  Such financing will be required to enable us to further develop our generic pharmaceuticals business, proprietary drug development program, and analytical chemistry operations acquired in January 2018.  We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $8 million ($1 million for the generic pharmaceutical operations, $1 million for expansion of the analytical chemistry operations, and $6 million for the proprietary drug development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.

In late 2017 we signed an agreement with Jitney Trade Inc. (“Jitney”), a Canadian broker-dealer, to raise up to $10 million Canadian (approximately $8 million US) in a private offering being undertaken only in Canada (the “Offering”) in order to provide the funding we have estimated we need to implement our business plan. The Offering expired on February 28, 2018 without any funds having been raised. As of the date of this Report, we are engaged in negotiations with Jitney concerning the terms for extending the Offering. There are no assurances that any funds will be raised for us in this situation.

Our cost to continue operations as they are now conducted is nominal, but these are expected to increase as we move forward with implementation of our enhanced business plan.  We do not have sufficient funds to cover the anticipated increase in the relevant expenses.  We need to raise additional funds in order to continue our existing operations and planned expansions.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2017.

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

Recently Adopted Accounting Standards

In November 2016, the FASB issued ASU No. 2016-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2016-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We adopted ASU 2016-17 during our first quarter of the year ended December 31, 2017, on a retrospective basis. The adoption of 2016-17 had no impact on our financial statements.

In February 2017, the FASB issued ASU No. 2017-02, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

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

In March 2017, the FASB issued ASU No. 2017-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). We are currently evaluating the impact of these amendments on our financial statements.

In March 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of these amendments on our financial statements.

In April 2017, the FASB issued ASU No. 2017-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). We are currently evaluating the impact of these amendments on our financial statements.

In May 2017, the FASB issued ASU No. 2017-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted.

The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 (discussed above). We are currently evaluating the impact of these amendments on our financial statements.

In August 2017, the FASB issued ASU No. 2017-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of these amendments on our financial statements.

In November 2017, the FASB issued ASU No. 2017-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of these amendments on our financial statements.

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

Sunshine Biopharma, Inc.

CONSOLIDATED FINANCIAL STATEMENTS
With Independent Accountant’s Audit Report
At December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunshine Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engage to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2013.
Lakewood, CO
April 2, 2018

Sunshine Biopharma, Inc.
Consolidated Balance Sheet
	December 31,	December 31,
	2017	2016
ASSETS

Current Assets:

Cash and cash equivalents	$107,532	$57,453
Prepaid expenses	9,667	1,007

Total Current Assets	117,199	58,460

Equipment (net of $9,132 and $2,228 depreciation)	59,996	5,944

Patents (net of $58,918 amortization and $556,120 impairment)	-	-

Non-current asset - Deposits	80,290	-

TOTAL ASSETS	$257,485	$64,404

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Current portion of notes payable	516,867	69,939
Current portion of notes payable - related entity	205,742	167,032
Accounts payable	19,314	28,122
Interest payable	9,215	9,011

Total Curent Liabilities	751,138	274,104

Long-term liabilities - Notes payable	79,710	-

TOTAL LIABILITIES	830,848	274,104

SHAREHOLDERS' EQUITY

Preferred Stock, Series A, $0.10 par value per share; Authorized 5,000,000 Shares; Issued and outstanding -0- shares at December 31, 2017 and 2016, respectively.	-	-

Preferred Stock, Series B $0.10 par value per share; Authorized 500,000 Shares; Issued and outstanding 500,000 and 500,000 shares at December 31, 2017 and 2016, respectively.	50,000	50,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares; Issued and outstanding 918,736,498 and 769,399,858 at December 31, 2017 and 2016, respectively	918,736	769,400

Reserved for issuance 394,808,684 at December 31, 2017

Capital paid in excess of par value	12,075,586	11,548,460

Accumulated other comprehesive income	504	394

Accumulated (Deficit)	(13,618,190)	(12,577,954)

TOTAL SHAREHOLDERS' DEFICIT	(573,363)	(209,700)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$257,485	$64,404

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Operations and comprehensive loss
	December 31,	December 31,
	2017	2016
Revenue:	$-	$-

General & Administrative Expenses

Accounting	81,643	70,413
Legal	75,908	57,955
Consulting	127,013	207,401
Office	45,726	45,215
Licenses	-	19,203
Officer & director renumeration	520,271	499,397
Research & development	-	32,793
Amortization & depreciation	6,629	60,731

Total G & A	857,190	993,108

(Loss) from operations	(857,190)	(993,108)

Other (expense):
Interest expense	(104,829)	(34,732)
Loss on conversion of notes payable	(76,929)	(1,945,898)
Loss on impairment of patents	-	(556,120)
Litigation settlement proceeds	-	25,000
(Loss) from foreign exchange transactions	(1,288)	-
Gain on interest forgiveness	-	381
Debt release	-	7,790

Total Other (Expense)	(183,046)	(2,503,579)

Net (loss)	$(1,040,236)	$(3,496,687)

Basic (Loss) per common share	$0.00	$(0.01)

Weighted Average Common Shares Outstanding	872,685,608	424,874,458

Net Income (Loss)	$(1,040,236)	$(3,496,687)
Other comprehensive income:
Unrealized foreign currency Gain (Loss)	110	(346)
Comprehensive (Loss)	(1,040,126)	(3,497,033)

Basic (Loss) per common share	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	872,685,608	424,874,458

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Cash Flows

	December 31,	December 31,
	2017	2016
Cash Flows From Operating Activities:

Net (Loss)	$(1,040,236)	$(3,496,687)
Amortization and Depreciation	6,629	60,731
Stock issued for services	427,400	702,300
Loss on impairment of patents	-	556,120
Loss on conversion of notes payable	76,929	1,945,898
Stock issued for payment of interest	3,022	9,270
Debt forgiveness	-	(1,313)
(Increase) decrease in prepaid expenses	(8,660)	2,104
Increase (decrease) in Accounts Payable	(8,808)	(18,960)
Increase in Accounts Payable - related entity	-	(80,000)
Increase(decrease) in interest payable	204	6,355

Net Cash Flows (used) in Operations	(543,520)	(314,182)

Cash Flows From Investing Activities:

Purchase equipment	(3,718)	(3,439)
Deposits on business acquisition	(80,290)	-

Net Cash Flows (used) in Investing Activities	(84,008)	(3,439)

Cash Flows From Financing Activities:

Proceed from note payable	660,565	131,150
Notes Payable - Interest expense	33,977
Payment of notes payable	(115,000)	-
Origination fees	25,000	22,312
Notes payable - related party	2,251	67,032
Note payable related entity for patent purchase	-	-
Sale of common stock	63,912	104,128

Net Cash Flows Provided by Financing Activities	670,705	324,622

Net Increase (Decrease) In Cash and cash equivalents	43,177	7,001
Foreign currency translation adjustment	6,902	(346)
Cash and cash equivalents at beginning of period	$57,453	$50,798

	$107,532	$57,453
Supplementary Disclosure Of Cash Flow Information:
Cash paid for interest	$21,900	$5,264
Cash paid for income taxes	$-	$-

Stock issued for services	$427,400	$702,300
Stock issued for note conversions	$128,451	$3,077,950
Stock issued to buy equipment	$56,700	$-
Loan issued for interest	$58,977	$-
Stock issued for payment of interest	$3,022	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Statement of Shareholders' Equity

	Number Of		Capital Paid	Number Of
	Common	Common	in Excess	Preferred	Preferred	Comprehensive	Accumulated
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Income	deficit	Total
Balance at December 31, 2015	198,265,118	$198,265	$8,235,217	500,000	$50,000	$740	$(9,081,267)	$(597,045)

Common stock issued for cash	12,555,556	12,556	91,572					104,128

Common stock issued for services	146,750,000	146,750	555,550					702,300

Common stock issued for the reduction of note payable
and payment of interest	411,829,184	411,829	2,666,121					3,077,950

Net Income (Loss)	-	-	-			(346)	(3,496,687)	(3,497,033)
Balance at December 31, 2016	769,399,858	$769,400	$11,548,460	500,000	$50,000	$394	$(12,577,954)	$(209,700)

Common stock issued for cash	34,000,000	34,000	29,912					63,912

Common stock issued for services	61,804,348	61,804	365,596					427,400

Common stock issued for equipment	11,004,167	11,004	45,696					56,700

Common stock issued for the reduction of note payable
and payment of interest	42,528,125	42,528	85,923					128,451

Net Income (Loss)	-	-	-			110	(1,040,236)	(1,040,126)
Balance at December 31, 2017	918,736,498	$918,736	$12,075,586	500,000	$50,000	$504	$(13,618,190)	$(573,363)

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 1 – Description of Business

The Company was originally incorporated under the name Mountain West Business Solutions, Inc. (“MWBS”) on August 31, 2006 in the State of Colorado. Effective October 15, 2009, MWBS acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. MWBS concurrently changed its name to Sunshine Biopharma, Inc. and Sunshine Biopharma, Inc. changed its name to Sunshine Etopo, Inc. In 2015, Sunshine Etopo, Inc. became inactive and was recently dissolved.

On January 1, 2018, the Company acquired Atlas Pharma Inc., a fully certified Canadian company offering chemical analysis of pharmaceutical and other industrial samples. As a result of this and the recent formation of NOX Pharmaceuticals, Inc., Sunshine Biopharma, Inc. is now operating through three wholly owned subsidiaries, including:

●
NOX Pharmaceuticals, Inc., a recently formed Colorado company focused on the research, development and commercialization of proprietary drugs for the treatment of cancer including Adva-27a, a multi-purpose anti-tumor compound targeted for the treatment of multidrug resistant cancer;

●
Sunshine Biopharma Canada Inc., a Canadian company formed in July 2014, which offers generic prescription drugs for the treatment of cancer and other acute and chronic indications; and

●
Atlas Pharma Inc., a Canadian company acquired in January 2018, offering certified chemical analysis of pharmaceutical and other industrial samples.

The financial statements represent the consolidated activity of Sunshine Biopharma, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company"). The Company was originally formed for the purposes of conducting research, development and commercialization of drugs for the treatment of various forms of cancer. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company. NOX Pharmaceuticals, Inc. and Atlas Pharma Inc. are not included in the Company's 2017 financials.

During the last year the Company has continued to raise money through stock sales and borrowings.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s generic pharmaceuticals business and proprietary drug development program.

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $107,532 and $57,453 as of December 31, 2017 and December 31, 2016, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 or the equivalent in Canada.

PROPERTY AND EQUIPMENT

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2017 and 2016, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Their estimated useful lives are as follows:

Office Equipment:	5-7 Years
Laboratory Equipment	5 Years
Vehicles	5 Years

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

INTELLECTUAL PROPERTY RIGHTS - PATENTS

The cost of patents acquired is capitalized and will be amortized over the shorter of the term of the patent life (20 years) or the remaining life of the underlying patents.

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

The Company’s management determined that the expected cash flows would be less than the carrying amount of assets being evaluated; therefore an impairment loss was recognized. The impairment loss was calculated as the amount by which the carrying amount of the assets, exceed fair value.

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

There were no potentially dilutive instruments outstanding during the period ended December 31, 2017 or the year ended December 31, 2016.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2017, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For Canadian and US tax purposes, the Company’s 2014 through 2016 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

The Company includes translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. There are currently no transactions of a long-term investment nature, nor any gains or losses from non U.S. currency transactions.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, notes receivables, deposits, and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. As of December 31, 2017 and 2016 there were no trade receivables.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2017 and 2016, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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
December 31, 2017 and 2016

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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2017 and 2016.

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the year ended December 31, 2017 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2017 and 2016.

REVENUE RECOGNITION

The Company is focused on the research, development and commercialization of drugs for the treatment of various forms of cancer. The Company does not expect to generate revenues until clinical trials of its proposed products are completed. Once completed, revenues would be recognized as its technology is licensed or sold or its products become marketable.

IMPACT OF NEW ACCOUNTING STANDARDS

In March 2017, the FASB issued ASU No. 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current Generally Accepted Accounting Principles (“GAAP”), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis, and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this amendment on its financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets, and to add guidance for partial sales of nonfinancial assets. Subtopic 610-20, which was issued in May 2014 as a part of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which is the same time as the amendments in ASU No. 2014-09, and early adoption is permitted. The Company is currently evaluating the impact of this amendment on its financial statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   The Company is currently evaluating the impact of these amendments on its financial statements.

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

DIRECTOR AND OFFICER COMPENSATION

For the period ended December 31, 2017, the Company issued to the Board of Directors 42,000,000 shares of par value $0.001 Common Stock valued at $336,000 or $0.008 per share. During the year ended December 31, 2017, the Directors and Officers were paid $184,271 in cash. Of this amount, $147,695 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

For the period ended December 31, 2016, the Company issued 78,000,000 shares of par value $0.001 Common Stock to the three Company officers/directors valued at $241,800 or $0.0031 per share. The Company also issued to the Board of Directors 36,000,000 shares of $0.001 Common Stock valued at $252,000 or $0.0078 per share. In addition, the Company paid its officers $5,597 in cash.

LEGAL FEES

During the years ended December 31, 2017 and 2016, legal fees were incurred largely as a result of services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission and a litigation in which it was involved and since been resolved.

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through March 29, 2018, which is the date the Financial Statements were available to be issued.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $13,618,190 and $12,577,954 at December 31, 2017 and 2016, respectively, had a net loss of approximately $1,040,236 for the year ended December 31, 2017 and a net loss of $3,496,687 for the fiscal year ended December 31, 2016, and Shareholders’ Deficit of approximately $573,363 and $209,700 at December 31, 2017 and 2016, respectively.

These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it can raise capital through equity sales and borrowing to fund its operations. Management believes this will contribute toward its subsequent profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Patents

The following is a summary of the Patents held by the Company at December 31, 2017 and 2016:

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

The Patents were therefore acquired from the related party (Advanomics) for a total of $835,394, including a total of $216,584 in adjustments for the currency exchange difference ($618,810 net). Patents expire 20 years from the priority date and are therefore amortized over 20 years. The oldest of the Patents expires on April 25, 2026 and therefore the Company has deemed that the Patents have approximately 10 years remaining on their useful life.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

In July 2016, the Company issued 321,305,416 shares of $0.001 par value Common Stock in exchange for notes payable totaling $835,394.

	December 31, 2017	December 31, 2016

Adva-27a US Patent		$$155,940
Adva-27a Worldwide Patents		$$462,870

Total		$$618,810
Less: accumulated amortization		(62,690)
Loss on impairment		(556,120)
Total
	$-0-	$-0-

Note 5 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of $0.001 par value Common Stock and 30,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series “A” Preferred Stock (“Series A”). The Series A is convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the Common Stock. During the year ended December 31, 2015, the Company authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock (“Series B”). The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable. It has superior liquidation rights to the Common Stock at $0.10 per share and gives the holder the right to 1,000 votes per share. All shares of the Series B Preferred Stock are held by the CEO of the Company. Through December 31, 2017 and December 31, 2016, the Company has issued and outstanding a total of 918,736,498 and 769,399,858 shares of Common Stock, respectively. Through the same periods, the Company has issued and outstanding a total of -0- and -0- shares of Series A Preferred Stock and 500,000 and 500,000 shares of Series B Preferred Stock, respectively.

During the fiscal year ended December 31, 2017, the Company issued an aggregate of 149,336,640 shares of its Common Stock as follows:

●
40,000,000 shares for cash in the amount of $100,000 Canadian or $78,312 US
●
11,004,167 shares for the purchase of laboratory and generic drugs warehouse equipment valued at $56,700
●
42,000,000 shares valued at $336,000 as compensation to the Company’s Directors and Officers
●
13,804,348 shares for services rendered to the Company by third parties valued at $77,000
●
42,528,125 valued at $128,451 shares in connection with the conversion of $48,500 in debt and interest of $3,022 resulting in a $76,929 loss on conversion

During the fiscal year ended December 31, 2016, the Company issued 411,829,184 shares of Common Stock for the conversion of $1,122,782 in debt and interest of $9,270 generating a loss of $1,945,898 on conversion. The Company sold 12,555,556 shares of Common Stock for cash of $104,128 and issued 146,750,000 shares of Common Stock in exchange for services valued at $702,300. In 2016, 114,000,000 shares valued at $493,800 were issued to the Directors and Officers of the Company. The Officers and Directors shares are restricted and may not be sold without prior written consent of the Board of Directors of the Company.

The Company has declared no dividends since inception.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 6 – Earnings per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2017	2016
Net (loss) attributable to Common Stock	$(1,040,236)	$(3,496,687)
Basic weighted average outstanding shares of Common Stock	872,685,608	424,874,458
Dilutive effects of common share equivalents	-0-	-0-
Dilutive weighted average outstanding shares of common stock	872,685,608	424,874,458
Net loss per share of Common Stock
Basic and Diluted	$(0.00)	$(0.01)

Note 7 – Income Taxes

The Company files a United States federal income tax return and a Canadian branch return on a calendar year basis. The Company and its wholly-owned subsidiary, Sunshine Biopharma Canada Inc., have not generated taxable income since inception.

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

There were no deferred income taxes at December 31, 2017 and 2016.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31, 2017		December 31, 2016
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Deferred tax assets:
Net operating loss US	$10,611,921	$3,932,778	$9,609,340	$3,561,221
Net operating loss Canada	266,498	71,421	202,188	46,099
Total	10,878,419	4,004,199	9,811,528	3,607,320

Valuation allowance	(10,878,419)	(4,004,199)	(9,811,528)	(3,607,320)

Total deferred tax asset	-0-	-0-	-0-	-0-

Net deferred tax asset	$-0-	$-0-	$-0-	$-0-

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2017 and December 31, 2016, the Company had approximately $10,611,921 and $9,609,340, respectively in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $3,950,013 and $3,607,320 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended December 31, 2017 and December 31, 2016 was approximately $342,693and $521,180, respectively.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2017	2016
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	3.06%	3.06%
Net rate	37.06%	37.06%

Net operating loss used	0.00%	0.00%
Net operating loss for which no tax benefit is currently available	-37.06%	-37.06%
	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2014, 2015, and 2016, although, the statute of limitations for the 2014 tax year will expire effective March 15, 2018. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered.

Note 8 – Notes Payable

Notes payable consist of the following:	2017	2016

A Note Payable having a Face Value of $21,439 at December 31, 2016 and accruing interest at 12% was due December 31, 2017. On December 31, 2017, the Company renewed the note, together with accrued interest of $2,573, for a 12-month period. The new note has a Face Value of $24,012 and is due December 31, 2018. The new note accrues interest at 12% and is convertible anytime from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.
	$24,012	$21,439

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

On July 1, 2016, the Company received monies in exchange for a note payable having a Face Value of $55,000 with interest accruing at 10% is due April 1, 2017. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 40% below market value. In December 2016, $6,500 of the principal was converted into 5,000,000 shares of $0.001 par value Common Stock valued at $20,000 and generating a loss of $13,500 on conversion. In January 2017, the remaining principal amount of $48,500 together with accrued interest of $3,022 was converted into 42,528,125 shares of $0.001 par value Common
Stock valued at $128,451 and generating a loss of $76,929 on conversion.
	$-0-	$48,500

On February 10, 2017, the Company received $48,000 cash in exchange for a note payable having a Face Value of $50,000 with interest accruing at 8%, which is due November 20, 2017. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. In August 2017, the note was paid off  with additional $1,863 in accrued interest and $15,559 as prepayment penalty.
	$-0-	$-0-

On April 1, 2017, the Company received monies in exchange for a note payable having a Face Value of $100,000 Canadian ($79,710 US) with interest payable quarterly at 9%, which is due April 1, 2019. The Note is convertible any time after issuance into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.012 US) per share. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$79,710	$-0-

On April 26, 2017, the Company received $63,000 cash in exchange for a note having a Face Value of $ 65,000 with interest accruing at 8%, which is due April 26, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. In August 2017 the note was paid off with additional $2,607 in accrued interest and $19,500 as prepayment penalty.
	$-0-	$-0-

On August 3, 2017, the Company received $76,000 in exchange for a note payable having a Face Value of $ 80,000 with interest accruing at 8%, which is due August 3, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$80,000	$-0-

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

On August 21, 2017, the Company received $80,000 cash in exchange for a note payable having a Face Value of $ 83,000 with interest accruing at 8% , which is due May 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$83,000	$-0-

On September 22, 2017, the Company received $60,000 cash in exchange for a note having a Face Value of $ 62,000 with interest accruing at 8%, which is due June 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$62,000	$-0-

On October 26, 2017, the Company received $110,000 cash in exchange for a note payable having a Face Value of $ 115,000 with interest accruing at 8%, which is due October 26, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$115,000	$-0-

On November 14, 2017, the Company received $106,000 cash in exchange for a note payable having a Face Value of $ 113,000 with interest accruing at 8%, which is due November 14, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$113,000	$-0-

On December 1, 2017 the Company received monies in exchange for a note having a Face Value of $ 50,000 Canadian ($39,855 US) with interest accruing at 8%, due November 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$39,855	$-0-

Total Current Debt	$596,577	$69,939

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Interest expense for the years ended December 31, 2017 and 2016 was $79,833 and $34,732, respectively. The balance of interest payable at December 31, 2017 and 2016 was $9,215 and $9,011, respectively. Loss on conversion of notes payable for the years ended December 31, 2017 and 2016 was $76,929 and $1,945,898, respectively.

Note 9 – Notes Payable Related Party

Notes payable to related parties consist of the following:	2017	2016

A note payable held by a private individual who subsequently became a principal shareholder of the Company having a face value of $100,000 at December 31, 2016 and a maturity date of March 31, 2017, accrues interest at 12%. The Note is convertible any time from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note now having a face value of $111,715 matures on June 30, 2017. On June 30, 2017, the note’s principal balance of $111,715 plus accrued interest of $3,342 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note now having a face value of $115,057 matures on September 30, 2017. On September 30, 2017, the note’s principal balance of $115.057 plus accrued interest of $3,480 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note now having a principal balance of $118,537 matures on December 31, 2017. On December 31, 2017 the note plus accrued interest of $3,556 was renewed for a 12-month period under the same terms and conditions as before. The new note has a face value of $122,093 and matures on December 31, 2018. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.
	$122,093	$100,000

In December 2016, the Company received monies from its CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The note was convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. This note was collateralized by all of the assets of the Company. In the event of default, the interest rate will increased to 18% per annum and a penalty of $1,000 Canadian ($752 US) per day will accrue. On March 31, 2017, the note, together with accrued interest of $3,021 Canadian ($2,271 US) and an additional principal amount of $3,000 Canadian ($2,247 US) paid to the Company on March 28, 2017, was renewed for a 90-day period under the same terms and conditions as the original note. The new note now having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is non-convertible. The new note now having a face value of $98,894 Canadian ($76,072US) is due on September 30, 2017. On September 30, 2017, the note, together with accrued interest of $2,991 Canadian ($2,397 US) was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is nonconvertible. The new note now having a principal balance of $101,885 Canadian ($81,640 US) matures December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as before except that this new note is unsecured and nonconvertible. The new note has a face value of $104,942 Canadian ($83,649 US) and matures on December 31, 2018.
	$83,649	$67,032

Total Current Related Party Debt	$205,742	$167,032

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 10 – Related Party Transactions

In December 2016, the Company received monies from our CEO in exchange for a note payable having a principal of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The Note is convertible any time after the date of issuance into shares of our Common Stock at a price 35% below market value. We estimated that the fair value of the convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. This Note is collateralized by all of the assets of the Company. On March 31, 2017, the note, together with accrued interest of $3,021 Canadian ($2,271 US) and an additional principal amount of $3,000 Canadian ($2,247 US) paid to the Company on March 28, 2017, was renewed for a 90-day period under the same terms and conditions as the original note. The new note now having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is nonconvertible. The new note now having a face value of $98,894 Canadian ($76,072US) is due on September 30, 2017. On September 30, 2017, the note, together with accrued interest of $2,991 Canadian ($2,397 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is nonconvertible. The new note now having a principal balance of $101,885 Canadian ($81,640 US) matures December 31, 2017. On December 31, 2017, the note was renewed for a 12-month period under the same terms and conditions as the original note except that this note is unsecured and non-convertible. The new note has a face value of $104,942 Canadian ($84,649 US) and matures on December 31, 2018.

A note payable held by a private individual who subsequently became a principal shareholder of the Company having a face value of $100,000 at December 31, 2016 and a maturity date of March 31, 2017, accrues interest at 12%. The Note is convertible any time from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note now having a face value of $111,715 matures on June 30, 2017. On June 30, 2017, the note’s principal balance of $111,715 plus accrued interest of $3,342 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note now having a face value of $115,057 matures on September 30, 2017. On September 30, 2017, the note’s principal balance of $115.057 plus accrued interest of $3,480 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note now having a principal balance of $118,537 matures on December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as before. The new note has a face value of $122,093 and matures on December 31, 2018.

Until June 1, 2017, the Company’s principal place of business was located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada H3N R4.  This was also the location of the Company’s former licensor, Advanomics Corporation (“Advanomics”), who provided this space to the Company on a rent free basis in 2015 and 2016.  Starting January 1, 2017, the Company took over the lease from Advanomics for this space until it moved to its current location in June 2017.

In February and April 2016, the Company paid $30,000 and $50,487 to Advanomics for the balance of 2015 licensing fees.

In 2016, Advanomics Corporation paid on behalf of the Company $13,725 Canadian in patenting fees. Advanomics was fully reimbursed by the Company in January 2017.

Dr. Steve N. Slilaty, the Company’s Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.

During the period ended December 31, 2017, the Company issued to its Directors and Officers 42,000,000 shares of $0.001 par value Common Stock valued at $336,000 or $0.008 per share. In addition, the Directors and Officers were paid an aggregate of $184,271 for their services in 2017. Of this amount, $147,695 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

During the period ended December 31, 2016, the Company issued 78,000,000 shares of $0.001 par value Common Stock to the three Company officers valued at $241,800 or $0.0031 per share. During the same period, the Company also issued to the Board of Directors 36,000,000 shares of $0.001 par value Common Stock valued at $252,000 or $0.0078 per share. In addition, the Company paid its officers $5,597 in cash.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

Note 11 – Royalties Payable

As part of a subscription agreement entered into in February 2016, the Company has an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. As of the date hereof, the Company has not received revenues from the sale of this product.

Note 12 – Acquisition of Atlas Pharma Inc.

In December 2017, the Company issued a payment of $100,500 Canadian ($80,290 US) to Mr. Mohamed Belhai as a deposit towards the acquisition of Atlas Pharma Inc. On January 1, 2018, the Company entered into a Share Purchase Agreement with Mr. Mohamed Belhaj and Atlas Pharma Inc. (the “Atlas Agreement”), wherein the Company acquired all of the issued and outstanding shares (the “Shares”) of Atlas Pharma Inc., (“Atlas”) from Mr. Belhaj. The purchase price for the Shares was $848,000 Canadian (approximately $678,400 US). The purchase price included a cash payment of $100,500 Canadian ($80,290 US), plus issuance of 20,000,000 shares of the Company’s Common Stock, plus a promissory note in the principal amount of $450,000 Canadian (approximately $360,000 US), with interest payable at the rate of 3% per annum. The Company is required to make payments of $10,000 per calendar quarter, due and payable on or before the end of each such calendar quarter through December 31, 2023.

Note 13 – Subsequent Events

On January 1, 2018, the Company acquired Atlas Pharma Inc., a Montreal-based, fully certified analytical chemistry company dedicated to chemical analysis of pharmaceutical and other industrial samples. More information about Atlas Pharma is available at www.atlaspharmainc.ca.

On January 12, 2018, the Company received monies in exchange for a convertible note payable having a face value of $102,000.

On February 6, 2018, the Company issued payment in the amount of $51,613 to pay off approximately half of a note payable dated August 3, 2017, and on February 12 and 21 the remainder was converted into a total of 6,555,761 shares of the Company's Common Stock.

On February 7, 2018, the Company received monies in exchange for a convertible note payable having a face value of $150,000.

On February 16, 2018, the Company issued payment in the amount of $115,370 to pay off a note payable dated August 21, 2017.

On February 20, 2018, the Company received monies in exchange for a convertible note payable having a face value of $85,000.

On March 27, 2018, the holder of a convertible note having a face value of $62,000 elected to convert $15,000 of the outstanding principal amount into 2,727,273 shares of the Company's Common Stock, leaving a principal balance of $47,000.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2017, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2017, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out March 25-26, 2018, management believes that, as of December 31, 2017, our internal control over financial reporting were ineffective based in part on the issues discussed above.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	65	President, Chief Executive Officer, and Chairman

Dr. Abderrazzak Merzouki	54	Chief Operating Officer and Director

Camille Sebaaly	57	Chief Financial Officer, Secretary and Director

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

Dr. Abderrazzak Merzouki was appointed as a Director and our Chief Operating Officer in February 2016.  In addition to his new positions with our Company, since January 2016 he has been self-employed as a consultant in the fields of biotechnology and pharmacology.  From July 2007 through December 2016, Dr. Merzouki worked at the Institute of Biomedical Engineering in the Department of Chemical Engineering at Ecole Polytechnique de Montreal, where he taught and acted as a senior scientist involved in the research and development of plasmid and siRNA-based therapies.  Dr. Merzouki is a molecular biologist and an immunologist with extensive experience in the area of gene therapy where he performed several preclinical studies for pharmaceutical companies involving the use of adenoviral vectors for cancer therapy and plasmid vectors for the treatment of peripheral arterial occlusions.  Dr. Merzouki also has extensive expertise in the design of expression vectors, and production and purification of recombinant proteins.  He developed technologies for production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis and multiple sclerosis.  Dr. Merzouki obtained his Ph.D. in Virology and Immunology from Institut Armand-Frappier in Quebec and received his post-doctoral training at the University of British Columbia and the BC Center for Excellence in HIV/AIDS research.  Dr. Merzouki has over 30 publications and 70 communications in various, highly respected scientific journals in the field of cellular and molecular biology.  He will devote approximately 50% of his time to our business affairs.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our best knowledge, all reports that were required to be filed were filed, but were filed late.

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

SUMMARY COMPENSATION TABLE

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Dr. Steve N. Slilaty, Chief Executive Officer and Director	2015	-0-			50,000(1)	50,000
	2016	1,000			164,600(2)	165,600
	2017	155,641(4)			112,000(3)	267,641

Camille Sebaaly, Chief Financial Officer and Director	2015	-0-			-0-	-0-
	2016	4,597			164,600(2)	169,197
	2017	16,099			112,000(3)	128,099

Abderrazzak Merzouki, Chief Operating Officer and Director	2015	-0-			-0-	-0-
	2016	-0-			164,600(2)	164,600
	2017	12,531			112,000(3)	124,531

(1)
In consideration for services valued at $50,000, Dr. Slilaty was issued 500,000 shares of Series “B” Preferred Stock having 1,000 votes per share. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a stated value of $0.10 per share. These shares of Series B Preferred Stock are restricted and may not be sold or transferred without prior written consent of the Board of Directors of the Company.
(2)
In 2016, each member of our Board of Directors was issued 26,000,000 and 12,000,000 shares of our Common Stock valued at $80,600 and 84,000, respectively. These Officers and Directors shares are restricted and may not be sold without prior written consent of the Board of Directors of the Company.
(3)
In 2017, each member of our Board of Directors was issued 14,000,000 shares of our Common Stock valued at $112,000. These Officers and Directors shares are restricted and may not be sold without prior written consent of the Board of Directors of the Company.
(4)
Includes $147,695 paid to Advanomics Corporation, a company controlled by our CEO.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 945,292,259 Common Shares and 500,000 Series B Preferred Shares issued and outstanding as of the date of this Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Class	Percent of Voting Shares

Common Series B Preferred	Dr. Steve N. Slilaty(1) 579 rue Lajeunesse Laval, Quebec Canada H7X 3K4	267,398,597(2) 500,000,000(3)	28.2% 0%	18.5% 34.5%

Common	Dr. Abderrazzak Merrzouki(1) 731 Place de l’Eeau Vive Laval, Quebec Canada H7Y 2E1	53,467,000	5.6%	3.4%

Common	Camille Sebally(1) 14464 Gouin West, #B Montreal, Quebec Canada H9H 1B1	181,703,300(4)	19.2%	12.6%

Common	Dr. Nabil Dabar 150 Cote Vertu, Suite 200 Montreal, Quebec Canada H4N 1C6	49,219,661	5.2%	3.4%

Common	All Officers and Directors As Group (3 persons)	502,568,897	53.0%	69.2%

(1)
Officer and Director.
(2)
Includes 215,014,224 shares held in the name of Advanomics Corporation. Dr. Slilaty is an officer, director and principal shareholder of Advanomics Corporation and, as a result, controls the disposition of these shares.
(3)
Comprised of 500,000 shares of $0.10 par value Series “B” Preferred Stock having 1,000 votes per share. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share. See “PART II, Item 13 – Certain Relationships and Related Party Transactions and Director Independence.”
(4)
Includes 129,488,927 shares held in the name of 4019318 Canada, Inc. Mr. Sebaaly is the sole officer and director of this company and, as a result, controls the disposition of these shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

On November 27, 2014, we issued a note payable in the principal amount of $128,000 to an individual who subsequently became a principal shareholder. The note accrues interest at 10% per annum and was convertible into shares of our Common Stock at a price of $0.20 per share. On June 30, 2015, we renewed this note with the addition of accrued interest of $7,540 and an origination fee of $25,600. The new Note had a face value of $161,140 and accrued interest at 12% per annum. The new note was due December 31, 2015, and was convertible any time from the date of issuance into shares of our Common Stock at a 35% discount from market price. On December 31, 2015, we again renewed this note with the addition of accrued interest amounting to $9,668 and an origination fee of $32,228. The new note now has a face value of $203,036 and accrues interest at 12% per annum. The new note was due June 30, 2016 and was convertible anytime from the date of issuance into shares of our Common Stock at a 35% discount from market price. In January 2016, $38,036 of the principal was converted, leaving a principal balance of $165,000. In connection therewith, 7,705,186 shares of our Common Stock, valued $231,156 were issued generating a loss on conversion of $193,120. On June 30, 2016, we renewed this note again with the addition of accrued interest amounting to $9,852. The renewed note had a face value of $174,852 and accrues interest at 12% per annum. It was due on March 31, 2017. In October 2016, $74,852 of the principal amount was converted, leaving a principal balance of $100,000. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90 days under the same terms and conditions as the previous note. The new note now had a face value of $111,715 and matured on June 30, 2017. On June 30, 2017, the note’s principal balance of $111,715 plus accrued interest of $3,342 was renewed for a period of 90 days under the same terms and conditions as its predecessor. The new note had a face value of $115,057 and matured on September 30, 2017. On September 30, 2017, the note’s principal balance of $115.057 plus accrued interest of $3,480 was renewed for a period of 90 days under the same terms and conditions as the previous note. The new note had a principal balance of $118,537 and matured on December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as the prior note. The new note has a face value of $122,093 and matures on December 31, 2018.

In December 2016, we received monies from our CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12%. The note was convertible any time after the date of issuance into shares of our Common Stock at a price 35% below market value. In addition, the note was collateralized by all our assets. On March 31, 2017, the note, together with all accrued interest thereon and an additional principal amount of $3,000 Canadian paid to us in March 2017, was renewed for a 90-day period under the same terms and conditions as the original note. The new note now having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is nonconvertible. The new note now having a face value of $98,894 Canadian ($76,072US) was due on September 30, 2017. On September 30, 2017, the note, together with accrued interest of $2,991 Canadian ($2,397 US), was renewed for a 90-day period under the same terms and conditions as its predecessor. The new note now having a principal balance of $101,885 Canadian ($81,640 US) matured on December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as before except that this new note is unsecured and now non-convertible. The new note has a face value of $104,942 Canadian ($83,649 US) and matures on December 31, 2018.

On October 8, 2015, we acquired U.S. Patent Number 8,236,935 (the “US Patent”) for the anticancer compound, Adva-27a from a related entity (Advanomics Corporation), which includes all rights to this intellectual property within the United States, in exchange for an interest-free note payable for $4,320,000 (the “October Patent Purchase Agreement”).  On December 28, 2015, we acquired the remaining worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Adva-27a anticancer compound from the same related entity (Advanomics Corporation) in exchange for a note payable for $12,822,499 (the “December Patent Purchase Agreement”). We believe that purchase of the US Patent and the Worldwide Patents (the “Patents”) would facilitate our ability to obtain the funding necessary to complete the development and FDA approval process for Adva-27a. In related party transactions, purchased patents are required to be recorded at the purchase price or the book value on the seller’s financial statements, whichever is lower. Effective December 28, 2015, the parties agreed to amend the October Patent Purchase Agreement and the December Patent Purchase Agreement. Pursuant to the amendment agreements (the “Amendments”), the Patents were purchased from the related party, Advanomics Corporation, at Advanomics’ cost less the amortization through December 28, 2015, the effective date of the transfer. The Amendments amended the purchase price of the Patents to $835,394, eliminated all cash payments obligations and replaced the non-convertible notes totaling $17,142,499 with two (2) convertible notes totaling $835,394 that automatically convert into an aggregate of 321,305,415 shares of our Common Stock when we successfully amend our Articles of Incorporation to increase our authorized capital of Common Stock to 3 billion. In July 2016, having completed the increase of our authorized capital to 3 billion shares of Common Stock, we issued the 321,305,415 Common Shares to Advanomics thereby completing all aspects of the patent purchase arrangements and securing direct ownership of all worldwide patents and rights pertaining to Adva-27a.

In 2016 and 2017 our principal place of business was located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This was also the location of our former licensor, Advanomics Corporation, who provided this space to us on a rent free basis..  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  Starting January 1, 2017 we took over the lease from Advanomics until we moved to our current location on June 1, 2017.

In February and April 2016, we paid $30,000 and $50,487 to Advanomics for the balance of 2015 licensing fees.

During the fiscal year ended December 31, 2016, Advanomics Corporation paid on our behalf $13,725 Canadian in patenting fees. Advanomics was fully reimbursed by us in January 2017.

During the fiscal ended December 31, 2017, we issued to our Board of Directors 42,000,000 shares of par value $0.001 Common Stock valued at $336,000 or $0.008 per share. During the same period, our Directors and Officers were paid $184,271 in cash. Of this amount, $147,695 was paid to Advanomics Corporation, a company controlled by our CEO.

During the period ended December 31, 2016, we issued 78,000,000 shares of par value $0.001 Common Stock to our Directors and Officers valued at $241,800 or $0.0031 per share. We also issued to the Board of Directors 36,000,000 shares of $0.001Common Stock valued at $252,000 or $0.0078 per share. In addition, we paid or Directors and Officers $5,597 in cash.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal year ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Audit Fees	$21.600	$21,600

Tax Fees
All Other Fees
Total	$21,600	$21,600

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2017 and 2014 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description
21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date
3.1	Articles of Incorporation	Form SB-2 Registration Statement	October 19, 2007
3.2	Bylaws	Form SB-2 Registration Statement	October 19, 2007
3.3	Articles of Amendment (Name Change)	Form 8-K Dated November 2, 2009	November 6, 2009
3.4	Statement of Share and Equity Capital Exchange	Form 10-Q For Quarter Ended 06/30/10	August 4, 2010
3.5	Articles of Amendment (Add Preferred and Series A Preferred to Authorized)	Form 10-Q For Quarter Ended 06/30/10	August 4, 2010
10.1	Share Exchange Agreement with Sunshine Biopharma, Inc.	Form 8-K Dated October 15, 2009	October 20, 2009
10.2	License Agreement with Advanomics, Inc.	Form 8-K/A1 Dated October 15, 2009	January 19, 2010
10.3	Amendment No. 1 to License Agreement with Advanomics, Inc.	Form 8-K/A1 Dated October 15, 2009	January 19, 2010
10.4	Research Agreement with The Research Foundation of the State University of New York	Form 8-K Dated January 17, 2011	January 19, 2011
10.5	Research Agreement with Jewish General Hospital	Form 8-K Dated June 14, 2011	June 17, 2011
10.6	Amendment No. 2 to License Agreement with Advanomics	Form 8-K Dated December 21, 2011	December 27, 2011
10.7	Investment Agreement with Dutchess Investment Group II	Form 8-K dated April 28, 2014	April 28, 2014
10.8	Registration Rights Agreement with Dutchess Investment Group II	“	“
10.9	Patent Purchase Agreement with Advanomics Corporation	Form 8-K dated October 8, 2016	October 9, 2016
10.10	Second Patent Purchase Agreement with Advanomics Corporation	Form 8-K dated December 28, 2015	December 28, 2015
10.11	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated October 8, 2016, including Secured Convertible Promissory Note.	Form 8-K dated March 14, 2016	March 14, 2016
10.12	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated December 28, 2016, including Secured Convertible Promissory Note	Form 8-K dated March 14, 2016	March 14, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

SUNSHINE BIOPHARMA, INC.

Dated: April 2, 2018	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2018.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Dr. Abderrazzak Merzouki
Dr. Abderrazzak Merzouki, Director