Form 10-Q
period 2018-03-31
Sunshine Biopharma, Inc
filed 2018-05-22
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 21, 2018, was 968,512,658 shares.

PART I.

	Unaudited	Audited
	March 31,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash and cash equivalents	$104,763	$107,532
Accounts receivable	$92,390	$-
Prepaid expenses	5,336	9,667

Total Current Assets	202,489	117,199

Equipment (net of $16,295 and $9,132 depreciation, resepctively)	118,444	59,996
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

Non-current Assets:
Deposits	7,756	80,290
Goodwill	673,646	-

TOTAL ASSETS	$1,002,335	$257,485

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable	785,137	516,867
Notes payable - Related party	256,665	205,742
Bank overdraft	3,915	-
Accounts payable	113,358	19,314
Interest payable	21,924	9,215

Total Current Liabilities	1,180,999	751,138

Long-term Liabilities:
Note payable	-	79,710
Note payable - Related party	322,021	-

TOTAL LIABILITIES	1,503,020	830,848

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share; Authorized 850,000 Shares; Issued and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share; Authorized 500,000 Shares; Issued and outstanding 500,000 shares.	50,000	50,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares; Issued and outstanding 949,019,532 and 918,736,498 at March 31, 2018 and December 31, 2017, respectively	948,020	918,737
Reserved for issuance 474,779,621 at Martch 31, 2018

Capital paid in excess of par value	12,387,355	12,075,586

Accumulated comprehensive income	(2,234)	504

Accumulated (Deficit)	(13,883,826)	(13,618,190)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(500,685)	(573,363)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,002,335	$257,485

See Accompanying Notes To These Financial Statements.

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2018	2017

Revenue:	$91,168	$-

General & Administrative Expenses

Accounting	28,000	15,600
Consulting	4,118	25,937
Legal	27,485	14,904
Office	19,048	9,066
Officer & director remuneration	77,787	42,965
Rent	23,059	-
Salaries	57,558	-
Supplies	14,070	-
Depreciation	6,740	518

Total G & A	257,865	108,990

(Loss) from operations	(166,697)	(108,990)

Other Income (expense):
Foreign exchange (loss)	14,868	(639)
Interest expense	(75,467)	(9,144)
Loss on debt conversions	(38,340)	(76,929)

Total Other (Expense)	(98,939)	(86,712)

Net (loss)	$(265,636)	$(195,702)

Basic (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	941,606,571	805,604,089

Net Income (Loss)	$(265,636)	$(195,702)
Other comprehensive income:
Gain (Loss) from foreign exchange translation	(2,738)	1,509
Comprehensive (Loss)	(268,374)	(194,193)

Basic (Loss) per common share	$0.00	$0.00

Weighted Average Common Shares Outstanding	941,606,571	805,604,089

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2018	2017

Cash Flows From Operating Activities:

Net Loss	$(265,636)	$(195,702)
Depreciation and amortization	6,740	525
Foreign exchange loss	(14,868)	639
Stock issued for licenses, services, and other assets	-	-
Stock issued for payment interest	1,712	3,022
Loss on debt conversion	38,340	76,929
Stock issued for payment of expenses	-	14,400
(Increase) decrease in accounts receivable	(12,882)	-
(Increase) decrease in prepaid expenses	4,331	161
(Increase) decrease in deposits	72,534	-
Increase (decrease) in Accounts Payable & accrued expenses	(11,435)	(171)
Increase (decrease) in interest payable	12,709	(7,840)

Net Cash Flows Used in Operations	(168,455)	(108,037)

Cash Flows From Investing Activities:

Cash paid for Acquisition of Subsidiary	(80,289)
Cash received from acquisition of subsidiary	4,942
Purchase of equipment	(4,783)	-

Net Cash Flows Used in Investing Activities	(80,130)	-

Cash Flows From Financing Activities:

Proceed from notes payables	356,885	50,256
Payment of notes payable	(130,908)	-
Advances from related parties	12,240
Payments to related parties	(1,163)
Note payable used to pay expenses		13,962
Note payable used to pay origionation fees & interest	11,500	2,000

Net Cash Flows Provided by Financing Activities	248,554	66,218

Net Increase (Decrease) In Cash and cash equivalents	(31)	(41,819)
Foreign currency translation adjustment	(2,738)	1,509
Cash and cash equivalents at beginning of period	107,532	57,453

Cash and cash equivalents at end of period	$104,763	$17,143

Supplementary Disclosure Of Cash Flow Information:

Stock issued for services, licenses and other assets	$-	$14,400
Stock issued for note conversions including interest	$95,052	$128,451
Stock issued to pay expenses and acquisition	$246,000	$-
Cash paid for interest	$9,428	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2018

Note 1 – Nature of Business and Basis of Presentation

The Company was originally incorporated under the name Mountain West Business Solutions, Inc. (“MWBS”) on August 31, 2006 in the State of Colorado. Until October 2009, the Company was operating as a business consultancy firm. Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. was holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a. Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development of the licensed Adva-27a anticancer drug.

In July 2014, the Company formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Sunshine Canada has signed licensing agreements for four (4) generic prescription drugs for treatment of breast cancer, prostate cancer and BPH (Benign Prostatic Hyperplasia). Sunshine Canada is currently evaluating several other generic products for in-licensing and is working on securing a Drug Establishment License (“DEL”) and a Drug Identification Number (“DIN”) per product from Health Canada. Once the DEL and the DIN’s are secured, Sunshine Canada will begin its generic pharmaceuticals marketing and sales program in Canada and overseas.

On January 1, 2018 the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held company. The purchase price for the shares was Eight Hundred Forty Eight Thousand Dollars ($848,000) Canadian ($684,697 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 20,000,000 shares of the Company’s Common Stock valued at $246,000 or $0.0123 per share, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum. Atlas is a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas’ operations are authorized by a Drug Establishment License issued by Health Canada. Atlas is also registered with the FDA.

While the agreement to acquire Atlas Pharma Inc. was signed effective January 1, 2018, there are several matters which are yet to be completed. In addition, as of the date of this report, the audit of Atlas Pharma Inc. has not been completed. As a result, various disclosures in this report may have to be updated. The updated information may differ and the difference may be material.

In March 2018, the Company formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of the Company’s interest in the Adva27a anticancer drug to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

The financial statements represent the consolidated activity of Sunshine Biopharma, Inc., Sunshine Biopharma Canada Inc., Atlas Pharma Inc. and NOX Pharmaceuticals, Inc. (herein collectively referred to as the "Company").

The Company has been and continues to work on the development of its proprietary anticancer drug, Adva-27a. The next series of steps in the development of Adva-27a include (i) GMP-manufacturing of a 2-kilogram quantity of the drug, (ii) completing the requisite IND-enabling studies, and (iii) conducting Phase I clinical trials. In the preclinical studies, Adva-27a was shown to be effective at destroying multidrug resistant cancer cells including Pancreatic Cancer, Breast Cancer, Lung Cancer and Uterine Sarcoma, cells.

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

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2018

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of March 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018. These financial statements should be read in conjunction with that report.

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
For The Three Month Interim Period Ended March 31, 2018

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

Note 3 – Notes Payable

During the three months period ended March 31, 2018, the Company entered into the following new debt arrangements:

●
On January 12, 2018, the Company received net proceeds of $100,000 in exchange for a note payable having a face value of $102,000 and accruing interest at the rate of 8% per annum. The note, due on October 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2018

●
On February 7, 2018, the Company received net proceeds of $143,000 in exchange for a note payable having a face value of $150,000 and accruing interest at the rate of 8% per annum. The note, due on February 7, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On February 22, 2018, the Company received net proceeds of $80,000 in exchange for a note payable having a face value of $85,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

At March 31, 2018, the Company had advances from private individuals totaling $40,651 Canadian (approximately $32,520 US). These advances were made on an interest free basis and are repayable on demand.

At March 31, 2018 and December 31, 2017, accrued interest on Notes Payable was $21,924 and $9,481, respectively.

Note 4 – Notes Payable - Related Party

On January 1, 2018 as part of an acquisition the Company has a note payable in the amount of $450,000 Canadian ($358,407 US) and accruing interest at the rate of 3% per annum. The note is due on December 31, 2023. Payments on this note are $10,000 Canadian (approximately $8,000 US) per quarter. The outstanding principal balance at March 31, 2018 is $353,058.

In addition to the above, on March 31, 2018 the Company had notes payable from related parties amounting to $256,665 and accrued interest of $6,088.

Note 5 – Issuance of Common Stock

During the three months ended March 31, 2018, the Company issued a total of 29,283,034 shares of $0.001 par value Common Stock. Of these 9,283,034 shares valued at $95,052 were issued upon conversion of outstanding notes payable, reducing the debt by $55,000 and interest payable by $1,712 and generating a loss on conversion of $38,340.

In addition, 20,000,000 shares valued at $246,000 or $0.0123 per share were issued as part of the acquisition of Atlas Pharma Inc.

The Company declared no dividends through March 31, 2018.

Note 6 – Commitments

The Company’s subsidiary, Atlas Pharma Inc., has entered into long-term lease agreements for the rental of buildings which call for minimum lease payments of $228,113 and additional lease payments based on operating expenses. The lease expires on May 21, 2021. Minimum lease payments for the next four years are $62,213 in 2018, $62,213 in 2019, $62,213 in 2020, and $41,474 in 2021.

Note 7 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings per Share”.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month Interim Period Ended March 31, 2018

Note 8 – Goodwill

On January 1, 2018, the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. ("Atlas"), a Canadian privately held company. The purchase price for the shares was Eight Hundred Forty Eight Thousand Dollars ($848,000) Canadian ($684,697 US). The book value of the fixed assets acquired was $11,051. The remainder of the purchase price ($673,646) was applied to Goodwill.

Note 9 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

A deferred tax asset at each date has been offset by a 100% valuation allowance.

Note 10 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company has an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product.

Note 11 – Related Party Transactions

In addition to the related party transactions detailed in Note 5 above, during the three month period ended March 31, 2018 and 2017, the Company paid its Officers and Directors cash compensation totaling $77,787 and $42,965, respectively.

Note 12 - Revenue Recognition

As of January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Leasing revenue recognition is specifically excluded and therefore the new standard is only applicable to service fee and consulting revenue. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified basis. The adoption did not have an impact on the Company's financial statements.

Note 13 - Accounts Receivable

Accounts receivable consist of trade accounts arising in the normal course of business and are classified as current assets and carried at original invoice amounts less an estimate for doubtful receivables based on a review of outstanding balances on a monthly basis. The estimate of allowance for doubtful accounts is based on the Company's bad debt experience, market conditions, and aging of accounts receivable, among other factors. If the financial condition of the Company's customers deteriorates resulting in the customer's inability to pay the Company's receivables as they come due, additional allowances for doubtful accounts will be required.

Note 14 – Subsequent Events

During April 2018, the holder of a note payable dated September 22, 2017 elected to convert $47,000 in principal and $2,480 in accrued interest into 13,084,511 shares of Common Stock leaving a principal balance of -0-.

On April 30, 2018, the holder of a note payable dated October 26, 2017 elected to convert $23,000 in principal and $917 in accrued interest into 7,408,615 shares of Common Stock leaving a principal balance of $92,000.

On May 3, 2018, we signed an agreement with Jitney Trade Inc. whereby the parties agreed to extend the equity financing that was previously announced of up to $10,000,000 Canadian (approximately $8,000,000 US) until August 31, 2018. The terms and conditions of the financing remained unchanged at up to 400,000,000 shares of the Company’s Common Stock at $0.025 Canadian (approximately $0.02 US) per share.

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

In October 2009, we acquired Sunshine Biopharma, Inc., a Colorado corporation holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a. As a result of this transaction we changed our name to “Sunshine Biopharma, Inc.” and our officers and directors resigned their positions with us and were replaced by Sunshine Biopharma, Inc.’s management at the time, including our current CEO, Dr. Steve N. Slilaty, and our current CFO, Camille Sebaaly each of whom remain part of our current management. Our principal business became that of a pharmaceutical company focusing on the development of our licensed Adva-27a anticancer compound. In December 2015 we acquired all issued and pending patents pertaining to our Adva-27a technology and terminated the license.

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Sunshine Canada has signed licensing agreements for four (4) generic prescription drugs for the treatment of breast cancer, prostate cancer and BPH (Benign Prostatic Hyperplasia). We have applied for and are currently awaiting the issuance by Health Canada of a Drug Establishment License and a Drug Identification Number for each of our four (4) generic products in order to begin marketing of the same.

In January 2018, we acquired Atlas Pharma Inc. (“Atlas”), a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples whose operations are authorized by a Drug Establishment License issued by Health Canada. Atlas has been generating revenues since its inception in September 2013. The revenues reported in our consolidated financial statements for the first calendar quarter of 2018 are a result of the Atlas operations.

In March 2018, we formed NOX Pharmaceuticals, Inc., a Colorado corporation, and assigned all of our interest in our Adva-27a anticancer compound to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

As a result, we are now a holding company operating through these three wholly owned subsidiaries.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. Our phone number is (514) 426-6161and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Operations

Proprietary Drug Development Operations

Since inception, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma Inc. owns all of the rights, as well as, all of the issued and pending worldwide patents pertaining to Adva-27a, including U.S. Patent Number 8,236,935.

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
●
Regulatory Filing (Fast-Track Status Anticipated)
●
Phase I Clinical Trials (Pancreatic Cancer Indication)

Adva-27a’s initial indication will be Pancreatic Cancer for which there are currently little or no treatment options available. We are planning to conduct our clinical trials at McGill University’s Jewish General Hospital in Montreal, Canada. All aspects of the clinical trials in Canada will employ FDA standards at all levels. We estimate that the Pancreatic Cancer clinical trials will take approximately 18 to 24 months from start to finish. Given the terminal and limited treatment options available for the Pancreatic Cancer, we anticipate being granted limited marketing approval (“compassionate-use”) for our Adva-27a following a successful Phase I clinical trial. It is likely that following such events, we will begin to receive offers from large pharmaceutical companies to buyout or license our drug. Alternatively, it may be more advisable for us to continue our own development of the drug by proceeding to Phase II clinical trials and attending to other requirements for full marketing approval.

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
Bicalutamide (brand name Casodex® by AstraZeneca) for treatment of Prostate Cancer;
●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Worldwide sales of the brand name version of these products as reported by the respective pharmaceutical company, owner of the registered trademark are as follows:

●
Arimidex® $232M in 2016
●
Femara® $380M in 2014
●
Casodex® $247M in 2016
●
Propecia® $183M in 2015

In June 2017, Sunshine Canada submitted an application to Health Canada for the procurement of a Drug Establishment License (“DEL”), a requirement for the Company’s drug handling and pharmaceutical operations. Health Canada has assigned the Company DEL Application No. 3002475 and File No. 17938. We are currently awaiting Health Canada to set a date for physical inspection of our warehouse and drug management operations. In addition, we are currently in the process of filing applications for a Drug Identification Number (“DIN”) for each of its four (4) generic products, Anastrozole, Letrozole, Bicalutamide and Finasteride. The Figure below shows our 30-Pill blister pack of Anastrozole.

We currently have twenty three (23) additional Generic Pharmaceuticals under review for in-licensing. We believe that a larger product portfolio will provide us with more opportunities and a greater reach into the marketplace. Our plan is to fund our Proprietary Drug Development Program, including Adva-27a, through the sales of Generic Drugs. In addition to near-term revenue generation, building the generics business infrastructure and securing the proper permits will render us appropriately positioned for the marketing and distribution of our own proprietary drugs as they become available.

Analytical Chemistry Services Operations

On January 1, 2018, we entered into an agreement (the “Atlas Agreement”) to acquire Atlas Pharma Inc. (“Atlas”). The purchase price was $848,000 Canadian ($684,697 US). Payment of the purchase price was comprised of (i) a cash payment of $100,500 Canadian ($80,289 US), (ii) the issuance of 20,000,000 shares of our Common Stock valued at $246,000, and (iii) a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum. We are required to make payments of $10,000 Canadian (approximately $8,000 US) per calendar quarter, due and payable on or before the end of each such calendar quarter through December 31, 2023.

Atlas is a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas has 9 full-time employees and generated revenues of approximately $500,000 Canadian (approximately $400,000 US) in 2017. Housed in a 5,250 square foot facility, Atlas’s operations are authorized by a Drug Establishment License (DEL) issued by Health Canada and are fully compliant with the requirements of Good Manufacturing Practices (GMP). Atlas is also registered with the FDA.

Atlas is the owner of a relatively large portfolio of analytical chemistry methodology and Standard Operating Procedure. This intellectual property is protected as company secrets and controlled through employee and management confidentiality agreements.

We intend to expand Atlas’ business operations by purchasing additional equipment and hiring more technical and sales personnel. Part of the expansion will include the development and addition of new tests and new sample testing capabilities.

Results Of Operations

Comparison of Results of Operations for the three months ended March 31, 2018 and 2017

For the three months ended March 31, 2018, we generated $91,168 in revenues compared to no revenues for the same three months of 2017. All of these revenues were generated from the operations of our newly acquired wholly owned subsidiary, Atlas Pharma Inc. (“Atlas”), which we acquired on December 31, 2017.

General and administrative expenses during the three month period ended March 31, 2018 were $257,865, compared to general and administrative expense of $108,990 incurred during the three month period ended March 31, 2017, an increase of $148,875. This increase is attributable to increases in the following expense categories:

●
Accounting Fees increased by $12,400 due to accounting expenses associated with the acquisition of Atlas.
●
Legal Fees increased by $12,581 as a result of legal expenses in connection with the acquisition of Atlas.
●
Office Expenses increased by $9,982 due the consolidation of Atlas office expenses.
●
Rent increased by $23,059 which is the rent for the space occupied by Atlas.
●
Salaries increased by $57,558 which is entirely for the full-time employees of Atlas.
●
Supplies increased by $14,070 which are largely laboratory supplies used in the analytical testing services provided by Atlas.

In addition, we saw an increase of $34,822 in Officer & Director Compensation as well as an increase of $6,222 in Depreciation, the latter being a result of depreciation associated with the analytical chemistry equipment of Atlas. The only expense category that decreased was Consulting Fees by $21,819 as most of the required work was performed by salaried Atlas personnel.

We also incurred $75,467 in interest expense during the three months ended March 31, 2018, compared to $9,144 in interest expense during the similar period in 2017 as a result of increased borrowings.  However, we incurred $38,340 in losses arising from debt conversion during the three months ended March 31, 2018, compared to $76,929 in losses from debt conversion during the similar period in 2017, a difference of $38,589 as a result of some convertible notes having been paid off prior to maturity.

As a result, we incurred a net loss of $265,636 ($0.00 per share) for the three month period ended March 31, 2018, compared to a net loss of $195,702 ($0.00 per share) during the three month period ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash or cash equivalents of $104,763.

Net cash used in operating activities was $168,455 during the three month period ended March 31, 2018, compared to $108,037 for the three month period ended March 31, 2017.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our proprietary drug development activities and expansion of our generic pharmaceuticals operations as well as our newly acquired analytical chemistry services operations as discussed above.

Cash flows from financing activities were $248,462 for the three month periods ended March 31, 2018, compared to $66,218 during the three months ended March 31, 2017.  Cash flows used by investing activities were $106,101 for the three month period ended March 31, 2018 compared to $0 during the same three months period in 2017.

During the three months period ended March 31, 2018, we issued a total of 29,283,034 shares of our Common Stock. Of these, 9,283,034 shares valued at $95,052 were issued upon conversion of outstanding notes payable, reducing debt by $55,000 and interest payable by $1,712 and generating a loss on conversion of $38,340. In addition, we issued 20,000,000 shares of our Common Stock valued at $246,000 or $0.0123 per share as part of the acquisition of Atlas Pharma Inc.

During the three months ended March 31, 2018, we entered into the following new debt arrangements:

●
On January 12, 2018, we received net proceeds of $100,000 in exchange for a note payable having a face value of $102,000 and accruing interest at the rate of 8% per annum. The note, due on October 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On February 7, 2018, we received net proceeds of $143,000 in exchange for a note payable having a face value of $150,000 and accruing interest at the rate of 8% per annum. The note, due on February 7, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 39% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On February 22, 2018, we received net proceeds of $80,000 in exchange for a note payable having a face value of $85,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 39% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

In August 2017 we signed an agreement with Jitney Trade Inc. (“Jitney”), a Canadian broker-dealer, to raise up to $10 million Canadian (approximately $8 million US) in a private offering being undertaken only in Canada (the “Offering”) in order to provide the funding we have estimated we need to implement our business plan. The Offering expired on February 28, 2018 without any funds having been raised. Since February 28, 2018, we have been engaged in negotiations with Jitney concerning the terms for extending the Offering. On May 3, 2018, we signed an agreement with Jitney whereby the parties agreed to extend the Offering under the same terms and conditions until August 31, 2018.

We are not generating adequate revenues from our operations, and our ability to implement our business plan as set forth herein will depend on the future availability of financing. Such financing will be required to enable us to expand our Analytical Chemistry Services business and further develop our Generic Pharmaceuticals operations and Proprietary Drug Development program. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $7 million ($2 million for the Analytical Chemistry and Generic Pharmaceuticals operations and $5 million for the Proprietary Drug Development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition. Our plan is to fund our Proprietary Drug Development Program, including Adva-27a, through the sales of Generic Drugs if we are unable to find any additional financing. There are also no assurances that we will generate sufficient revenues and profits from our Proprietary Drug Development Program to accomplish these objectives.

Our cost of operations is expected to increase as we move forward with implementation of our business plan. We do not have sufficient funds to cover the anticipated increase in the relevant expenses. We need to raise additional capital in order to continue our existing operations and finance our expansion plans for the next year. If we are successful in raising additional funds, we expect our operations and business efforts to continue and expand. There are no assurances this will occur.

Subsequent Events

During April 2018, the holder of a note payable dated September 22, 2017 elected to convert $47,000 in principal and $2,480 in accrued interest into 13,084,511 shares of Common Stock leaving a principal balance of $0.

On April 30, 2018, the holder of a note payable dated October 26, 2017 elected to convert $23,000 in principal and $917 in accrued interest into 7,408,615 shares of Common Stock leaving a principal balance of $92,000.

On May 3, 2018, we signed an agreement with Jitney Trade Inc. whereby the parties agreed to extend the proposed equity financing that was previously announced of up to $10,000,000 Canadian (approximately $8,000,000 US), until August 31, 2018. The terms and conditions of the financing remained unchanged. We intend to offer at up to 400,000,000 shares of our Common Stock at a price of $0.025 Canadian (approximately $0.02 US) per share. There are no assurances that Jitney will sell any shares of our Common Stock in this proposed offering.

Off Balance Sheet Arrangements

None

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2018, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended March 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period ended March 31, 2018, we issued a total of 29,283,034 shares of our Common Stock. Of these, 9,283,034 shares valued at $95,052 were issued upon conversion of outstanding notes payable. In addition, we issued 20,000,000 shares of our Common Stock as part of the consideration for the acquisition of Atlas Pharma Inc.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, to issue these shares.

Other than reduction of debt from the conversion of the outstanding convertible notes described above, we did not receive any direct proceeds from the issuance of these shares. The proceeds from the notes were used for working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2018.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer