Form 10-Q
period 2018-06-30
Sunshine Biopharma, Inc
filed 2018-08-17
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2018

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 17, 2018, was  1,179,237,384 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Consolidated Condensed Balance Sheet

	Unaudited	Audited
	June 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$36,395	$107,532
Accounts receivable	108,230	-
Other receivable	51,000	-
Prepaid expenses	1,089	9,667

Total Current Assets	196,714	117,199

Equipment (net of $25,864 and $9,132 depreciation resepctively)	299,946	59,996
Patents (net of $58,918 amortization and $556,120 impairment)	-	-
Deposits	-	80,290
Goodwill	673,646	-

TOTAL ASSETS	$1,170,306	$257,485

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable	719,730	516,867
Notes payable - related party	242,672	205,742
Bank overdraft	1,012	-
Accounts payable & accrued expenses	139,020	19,314
Interest payable	34,334	9,215

Total Current Liabilities	1,136,768	751,138

Long-term Liabilities:
Note payable	-	79,710
Related party note payable	309,668	-

TOTAL LIABILITIES	1,446,436	830,848

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share;
Authorized 850,000 Shares; Issued and outstanding -0- shares.	-	-

Preferred stock, Series B $0.10 par value per share;
Authorized 500,000 Shares; Issued and outstanding 500,000 shares.	50,000	50,000

Common Stock, $0.001 par value per share;
Authorized 3,000,000,000 Shares; Issued
and outstanding 1,104,105,806 and 918,736,498 at
June 30, 2018 and December 31, 2017 respectively	1,104,106	918,737
Reserved for issuance 572,727,700 shares at June 30, 2018

Capital paid in excess of par value	13,106,164	12,075,586

Accumulated comprehensive income	(8,266)	504

Accumulated (Deficit)	(14,528,134)	(13,618,190)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(276,130)	(573,363)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,170,306	$257,485

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Condensed Statement Of Operations and Comprehensive Loss

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue:	$107,250	$-	$198,418	$-
Cost of Revenue	91,631	-	190,913	-

Gross profit	15,619	-	7,505	-

General & Administrative Expenses
Accounting	61,939	48,415	89,939	64,015
Consulting	23,682	33,930	27,800	59,867
Legal	31,600	27,920	59,085	42,824
Office	20,068	13,032	39,116	22,098
Officer & director renumeration	446,644	348,415	524,431	391,380
Rent	2,035		3,572
Depreciation	602	506	1,210	1,024

Total G & A	586,570	472,218	745,153	581,208

(Loss) from operations	(570,951)	(472,218)	(737,648)	(581,208)

Other Income (expense):
Foreign exchange gain (loss)	10,016	(3,628)	24,884	(4,267)
Interest expense	(28,375)	(9,598)	(103,842)	(18,742)
Loss on debt conversions	(54,998)	-	(93,338)	(76,929)

Total Other (Expense)	(73,357)	(13,226)	(172,296)	(99,938)

Net (loss)	$(644,308)	$(485,444)	$(909,944)	$(681,146)

Basic (Loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	1,000,371,607	857,473,771	971,151,423	811,800,080

Net Income (Loss)	$(644,308)	$(485,444)	$(909,944)	$(681,146)
Other comprehensive income:
Gain (Loss) from foreign exchange translation	(4,056)	2,680	(5,786)	3,795
Comprehensive (Loss)	(648,364)	(482,764)	(915,730)	(677,351)

Basic (Loss) per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	1,000,371,607	857,473,771	971,151,423	811,800,080

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Condensed Statement Of Cash Flows

	Unaudited	Unaudited
	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2018	2017
Cash Flows From Operating Activities:
Net Loss	$(909,944)	$(681,146)
Depreciation and amortization	16,404	1,024
Foreign exchange loss	(24,884)	4,267
Stock issued for licenses, services, and other assets	505,100	64,000
Stock issued for payment interest	7,886	3,022
Loss on debt conversion	93,585	76,929
Interest forgiven	(247)
Stock issued for payment of expenses	-	14,400
(Increase) decrease in accounts receivable	(28,722)	-
(Increase) decrease in prepaid expenses	8,578	(7,530)
Increase (decrease) in Accounts Payable & accrued expenses	14,227	342,773
Increase (decrease) in interest payable	25,119	(3,589)

Net Cash Flows Used in Operations	(292,898)	(185,850)

Cash Flows From Investing Activities:
Cash received from acquisition of subsidiary	4,942
Purchase of equipment	(27,370)	(22,295)

Net Cash Flows Used in Investing Activities	(22,428)	(22,295)

Cash Flows From Financing Activities:
Proceed from notes payables	381,885	188,444
Sale of common stock		63,912
Payment of notes payable	(146,184)	-
Advances from related parties	12,240
Payments to related parties	(13,216)
Note payable used to pay expenses		13,962
Note payable used to pay origination fees & interest	15,250	9,347

Net Cash Flows Provided by Financing Activities	249,975	275,665

Net Increase (Decrease) In Cash and cash equivalents	(65,351)	67,520
Foreign currency translation adjustment	(5,786)	3,795
Cash and cash equivalents at beginning of period	107,532	57,453

Cash and cash equivalents at end of period	$36,395	$128,768
	-
Supplementary Disclosure Of Cash Flow Information:
Stock issued for services, licenses and other assets	$679,908	$78,400
Stock issued for note conversions including interest	$290,039	$128,451
Stock issued for acqusition of subsidiary	$246,000	$-
Note payable issued for acquisition of subsidiary	$358,407	$-
Cash paid for interest	$13,622	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2018

Note 1 – Nature of Business and Basis of Presentation

The Company was originally incorporated under the name Mountain West Business Solutions, Inc. (“MBS”) on August 31, 2006 in the State of Colorado. Until October 2009, the Company was operating as a business consultancy firm. Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. was holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a. Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development the licensed Adva-27a anticancer drug.

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

On January 1, 2018 the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held company. The purchase price for the shares was Eight Hundred Forty Eight Thousand Dollars $848,000 Canadian ($684,697 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 20,000,000 shares of the Company’s Common Stock valued at $246,000 or $0.0123 per share, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum. Atlas is a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas’ operations are authorized by a Drug Establishment License issued by Health Canada. Atlas is also registered with the FDA.

The Company has performed analysis of the fair market value of Atlas Pharma Inc. assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$4,942
Accounts receivable	79,508
Prepaids	1,428
Property and equipment	62,990
Goodwill	673,646

Less: Liabilities assumed ($172,899 Canadian)	(137,817)

Total consideration	$684,697

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

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2018

The Company has been and continues to work on the development of its proprietary anticancer drug, Adva-27a. The next series of steps in the development of Adva-27a include (i) GMP-manufacturing of a 2-kilogram quantity of the drug, (ii) completing the requisite IND-enabling studies, and (iii) conducting Phase I clinical trials. In the preclinical studies, Adva-27a was shown to be effective at destroying multidrug resistant cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells, and Uterine Sarcoma cells.

During the last three month period the Company has continued to raise money through stock sales and borrowings.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s generics business and proprietary drug development program.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and six month periods ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018. These financial statements should be read in conjunction with that report.

Recently Issued Accounting Pronouncements

Recently issued amendments by the FASB are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material impact on its financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. The ASU shortens the amortization period for the premium to the earliest call date. Under current Generally Accepted Accounting Principles (“GAAP”), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments should be applied on a modified retrospective basis, and are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this amendment on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. This update requires organizations to recognize lease assets and lease liabilities on the balance sheet with lease terms of more than 12 months and also disclose certain qualitative and quantitative information about leasing arrangements. The Company does not expect adoption of this amendment to have a material impact on the financial statements.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2018

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

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund operations, implement its business, and ultimately, attain profitability. The Company will need to secure additional funds through various means, including equity and debt financing. There can be no assurance that the Company will be able to obtain additional equity or debt financing, if and when needed, on terms acceptable to the Company, or at all. Any additional equity or debt financing may involve substantial dilution to the Company’s stockholders, restrictive covenants or high interest costs. The Company’s long-term liquidity also depends upon its ability to generate revenues and achieve profitability.

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

On February 7, 2018, the Company received net proceeds of $142,500 in exchange for a note payable having a face value of $150,000 and accruing interest at the rate of 8% per annum. The note, due on February 7, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On February 20, 2018, the Company received net proceeds of $83,000 in exchange for a note payable having a face value of $85,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On May 29, 2018, the Company received net proceeds of $25,000 in exchange for a note payable having a face value of $26,750 and accruing interest at the rate of 8% per annum. The note, due on February 28, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On June 27, 2018, the Company issued a note payable having a face value of $53,000 and accruing interest at the rate of 8% per annum. The net proceeds of $51,000 from this note were received by the Company on July 2, 2018. The note, due on April 15, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

At June 30, 2018 and December 31, 2017, accrued interest on Notes Payable was $34,334 and $9,481, respectively.

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2018

Note 4 – Notes Payable - Related Party

On January 1, 2018 as part of the acquisition of Atlas Pharma Inc., the Company issued a note payable in the amount of $450,000 Canadian ($358,407 US) and accruing interest at the rate of 3% per annum. The note is due on December 31, 2023. Payments on this note are $10,000 Canadian (approximately $8,000 US) per quarter. The outstanding principal balance at June 30, 2018 is $331,668. The note is secured by the Atlas Pharma Inc. shares held by the Company.

In addition to the above, on June 30, 2018 the Company had notes payable from related parties amounting to $201,786 and accrued interest of $12,125.

Note 5 – Issuance of Common Stock

During the six months ended June 30, 2018, the Company issued a total of 185,369,308 shares of $0.001 par value Common Stock. Of these, 42,584,566 shares valued at $290,286 were issued upon conversion of outstanding notes payable, reducing the debt by $188,568 and interest payable by $8,133 and generating a loss on conversion of $93,585. The Company also issued 92,650,000 shares valued at $499,200 for services, and 29,134,742 shares valued at $174,808 in exchange for equipment.

In addition, 20,000,000 shares valued at $246,000 or $0.0123 per share were issued as part of the acquisition of Atlas Pharma Inc. The Company also issued 1,000,000 shares valued at $5,900 in exchange for cancellation of a royalty obligation.

The Company declared no dividends through June 30, 2018.

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
For The Three and Six Month Interim Period Ended June 30, 2018

Note 9 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

A deferred tax asset at each date has been offset by a 100% valuation allowance.

Note 10 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company has an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. During the period ended June 30, 2018 1,000,000 shares of the Company’s common stock valued at $5,900 was issued in exchange for cancellation of this royalty obligation.

Note 11 – Related Party Transactions

In addition to the related party transactions detailed in Note 4 above, the Company paid its Officers and Directors cash compensation totaling $17,344 and $12,415 and $95,131 and $55,380 for the three and six month periods ended June 30, 2018 and 2017, respectively. The Company also paid its Officers and Directors non-cash compensation in the form of shares of common stock valued at $429,300 and $336,000 and $429,300 and $336,000 during the three and six month periods ended June 30, 2018 and 2017 respectively. In June 2018 the Company expensed an additional $429,300 in compensation to the directors in exchange for 81,000,000 shares of $0.001 par value common stock issued in June 2018 valued at $0.0053 per share. Stock issued for executive compensation is valued at the closing price on the date of issuance.

Note 12 – Revenue Recognition

As of January 1, 2018, the Company adopted ASU No. 201409, “Revenue from Contracts with Customers” (ASU 201409). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified basis. The adoption did not have an impact on the Company's financial statements. All of the revenues of the Company are generated by Atlas Pharma Inc., the Company's wholly owned Canadian subsidiary which provides laboratory testing services. Local governmental regulations require that companies recognize revenues upon completion of the work by issuing an invoice and remitting the applicable sales taxes (GST and QST) to the appropriate government agency. Atlas Pharma Inc.'s revenue recognition policy is in compliance with these local regulations.

Note 13 – Accounts Receivable

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

Sunshine Biopharma, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three and Six Month Interim Period Ended June 30, 2018

Note 14 – Subsequent Events

On July 5, 2018, the holder of a note payable dated November 14, 2017 elected to convert $20,000 in principal into 6,505,122 shares of Common Stock leaving a principal balance of $93,000.

On July 11, and August 2, 2018, the holder of a note payable dated October 26, 2017 elected to convert a total of $44,000 in principal and $2,531 in accrued interest into 20,821,004 shares of Common Stock leaving a principal balance of $23,000.

On July 17, 23, 26, and August 2, 7, and 10, 2018, the holder of a note payable dated January 12, 2018 elected to convert a total of $81,000 in principal into an aggregate of  47,805,452 shares of Common Stock leaving a principal balance of $21,000.

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

On June 18, 2018, we purchased laboratory equipment at a total cost of $235,870 Canadian (approximately $181,580 US) for Microbiology Testing as part of our plan to expand the operations services offering of Atlas. Presently, Atlas offers Analytical Chemistry Testing and intends to offer Microbiology Testing soon.

Results Of Operations

Comparison of Results of Operations for the six months ended June 30, 2018 and 2017

During the six months ended June 30, 2018, we generated revenues of $198,418 from the operations of our new wholly owned subsidiary, Atlas Pharma Inc. (“Atlas”), which we acquired on January 1, 2018. The direct cost for generating these revenues was $190,913, which is comprised of salaries ($113,495), laboratory supplies ($24,264), rent ($37,960) and depreciation ($15,194). We did not generate any revenues during the comparable period in 2017.

General and administrative expense during the six months ended June 30, 2018 was $745,153, compared to $581,208 during the six months ended June 30, 2017, an increase of $163,945. The principal reason for this increase was an increase of $133,051 in executive compensation, as well as increases in accounting, legal and office expenses. These increases were a result of our increased business activities relating to Atlas, as well as our continuing efforts to raise additional funding. The only category that saw a decrease was consulting fees by $32,067, as efforts were made to complete more work in-house.

We incurred $93,338 in losses arising from debt conversion during the six months ended June 30, 2018, compared to $76,929 in losses from debt conversion during the similar period in 2017 as a result of some convertible notes having been paid off or reduced prior to maturity.

As a result, we incurred a net loss of $909,944 ($0.00 per share) for the six month period ended June 30, 2018, compared to a net loss of $681,146 ($0.00 per share) during the six month period ended June 30, 2017.

Comparison of Results of Operations for the three months ended June 30, 2018 and 2017

For the three months ended June 30, 2018, we generated $107,250 in revenues compared to no revenues for the same three months of 2017. All of these revenues were generated from the operations of our new wholly owned subsidiary, Atlas Pharma Inc. (“Atlas”), which we acquired on January 1, 2018. The direct cost for generating these revenues was $91,631, which is comprised of salaries ($55,937), laboratory supplies ($10,194), rent ($16,438) and depreciation ($9,062). We did not generate any revenues during the comparable period in 2017.

General and administrative expenses during the three month period ended June 30, 2018 were $586,570, compared to general and administrative expense of $472,218 incurred during the three month period ended June 30, 2017, an increase of $114,352. This increase is attributable to an increase in executive compensation of $98,229, as well as increases accounting fees, legal fees, and office expenses due to costs associated with the acquisition of Atlas. The only category that saw a decrease was consulting fees by $10,248, as efforts were made to complete more work in-house.

We also incurred $28,375 in interest expense during the three months ended June 30, 2018, compared to $9,598 in interest expense during the similar period in 2017 as a result of increased borrowings. However, we incurred $54,998 in losses arising from debt conversion during the three months ended June 30, 2018, compared to $0 in losses from debt conversion during the similar period in 2017 as a result of some convertible notes having been paid off prior to maturity in the same period of 2017.

As a result, we incurred a net loss of $644,308 ($0.00 per share) for the three month period ended June 30, 2018, compared to a net loss of $485,444 ($0.00 per share) during the three month period ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash or cash equivalents of $36,395.

Net cash used in operating activities was $292,898 during the six month period ended June 30, 2018, compared to $185,850 for the six month period ended June 30, 2017.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our proprietary drug development activities and expansion of our generic pharmaceuticals operations as well as our newly acquired analytical chemistry services operations as discussed above.

Cash flows from financing activities were $249,975 for the six month periods ended June 30, 2018, compared to $275,665 during the six months ended June 30, 2017.  Cash flows used by investing activities were $22,428 for the six month period ended June 30, 2018 compared to $22,295 during the same six month period in 2017.

During the three months period ended June 30, 2018, we issued a total of 185,369,308 shares of our Common Stock. Of these, 42,584,566 shares valued at $290,039 were issued upon conversion of outstanding notes payable, reducing debt by $188,568 and interest payable by $8,133 and generating a loss on conversion of $93,585. In addition, we issued 20,000,000 shares of our Common Stock valued at $246,000 or $0.0123 per share as part of the acquisition of Atlas Pharma Inc.

During the six months ended June 30, 2018, we entered into the following new debt arrangements:

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

●
On February 7, 2018, we received net proceeds of $142,500 in exchange for a note payable having a face value of $150,000 and accruing interest at the rate of 8% per annum. The note, due on February 7, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On February 22, 2018, we received net proceeds of $83,000 in exchange for a note payable having a face value of $85,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On May 29, 2018, we received net proceeds of $25,000 in exchange for a note payable having a face value of $26,750 and accruing interest at the rate of 8% per annum. The note, due on February 28, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On June 27, 2018, we issued a note payable having a face value of $53,000 and accruing interest at the rate of 8% per annum. The net proceeds of $51,000 from this note were received by us on July 2, 2018. The note, due on April 15, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

During the six month period ended June 30, 2018, the holders of certain notes payable converted principal and interest of $290,039 into 42,584,566 shares of Common Stock.

As part of a subscription agreement entered into in 2016, we had an obligation to pay a royalty of 5% of net sales on one of one of our generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. On May 28, 2018 we issued 1,000,000 shares of our Common Stock valued at $5,900 in exchange for cancellation of this royalty obligation.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. As a result, our future success will depend on the future availability of financing, among other things. Such financing will be required to enable us to expand our Analytical Chemistry Services business and further develop our Generic Pharmaceuticals operations and Proprietary Drug Development program. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $7 million ($2 million for the Analytical Chemistry and Generic Pharmaceuticals operations and $5 million for the Proprietary Drug Development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition. Our plan is to fund our Proprietary Drug Development Program, including Adva-27a, through the sales of Generic Drugs if we are unable to find any additional financing. There are also no assurances that we will generate sufficient revenues and profits from our Proprietary Drug Development Program to accomplish these objectives.

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

In August 2017 we signed an agreement with Jitney Trade Inc. (“Jitney”), a Canadian broker-dealer, to raise up to $10 million Canadian (approximately $8 million US) in a private offering being undertaken only in Canada (the “Offering”) in order to provide the funding we have estimated we need to implement our business plan. The Offering expired on February 28, 2018 without any funds having been raised. On May 3, 2018, we signed an agreement with Jitney Trade Inc. whereby the parties agreed to extend the proposed equity financing that was previously announced of up to $10,000,000 Canadian (approximately $8,000,000 US), until August 31, 2018. The terms and conditions of the financing remained unchanged. We intend to offer at up to 400,000,000 shares of our Common Stock at a price of $0.025 Canadian (approximately $0.02 US) per share. As of the date of this report no funds have been raised. There are no assurances that Jitney will sell any shares of our Common Stock in this proposed offering.

Subsequent Events

On July 5, 2018, the holder of a note payable dated November 14, 2017 elected to convert $20,000 in principal into 6,505,122 shares of Common Stock leaving a principal balance of $93,000.

On July 11, and August 2, 2018, the holder of a note payable dated October 26, 2017 elected to convert a total of $44,000 in principal and $2,531 in accrued interest into 20,821,004 shares of Common Stock leaving a principal balance of $23,000.

On July 17, 23, 26, and August 2, 7, and 10, 2018, the holder of a note payable dated January 12, 2018 elected to convert a total of $81,000 in principal into an aggregate of 47,805,452 shares of Common Stock leaving a principal balance of $21,000.

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

              Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2018, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended June 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2018 we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against one of our existing shareholders residing in Quebec City (Canada) arising out of a possible equity investment intended to be completed in the near future. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to the Company. As of the date of this report we are awaiting a court date for the hearings to commence.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor have there been any claims threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, we issued a total of 185,369,308 shares of our Common Stock. Of these, 42,584,566 shares valued at $290,286 were issued upon conversion of outstanding notes payable, reducing outstanding debt by $188,568 and interest payable by $8,133 and generating a loss on conversion of $93,585. We also issued 93,650,000 shares valued at $558,200 for services, and 29,134,742 shares valued at $174,808 in exchange for equipment.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, to issue these shares.

Other than reduction of debt from the conversion of the outstanding convertible notes described above and obtaining equipment, we did not receive any direct proceeds from the issuance of these shares. The proceeds from the notes were used for the acquisition of Atlas Pharma Inc., purchase of equipment and working capital.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2018.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer