Form 10-Q
period 2018-09-30
Sunshine Biopharma, Inc
filed 2018-11-16
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2018

Commission File Number: 000-52898

SUNSHINE BIOPHARMA, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of November 16, 2018, was 1,632,980,943 shares.

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	24

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma Inc.
Consolidated Condensed Balance Sheet
	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$46,430	$107,532
Accounts receivable	102,892	-
Prepaid expenses	1,166	9,667
Total Current Assets:	150,488	117,199

Non-Current Assets:
Equipment (net of $42,513 and $9,132 depreciation resepctively)	280,224	59,996
Patents (net of $58,918 amortization and $556,120 impairment)	-	-
Deposits	-	80,290
Goodwill	673,646	-

TOTAL ASSETS	$1,104,358	$257,485

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable	361,050	516,867
Notes payable - related party	225,195	205,742
Bank overdraft	11,750	-
Related party advances	14,408
Accounts payable & accrued expenses	104,994	19,314
Interest payable	29,732	9,215
Total Current Liabilities	747,129	751,138

Long-term Liabilities:
Note payable	-	79,710
Related party note payable	312,566	-

TOTAL LIABILITIES	1,059,695	830,848

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred stock, Series A $0.10 par value per share;
Authorized 850,000 Shares; Issued and outstanding -0- shares	-	-

Preferred stock, Series B $0.10 par value per share;
Authorized 500,000 Shares; Issued and outstanding 500,000 shares	50,000	50,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares;
Issued and outstanding 1,585,628,494 and 918,736,498 at
September 30, 2018 and December 31, 2017 respectively	1,585,629	918,737
Reserved for issuance: 676,298,315 shares

Capital paid in excess of par value shares	13,840,988	12,075,586
Accumulated comprehensive income	3,736	504
Accumulated (Deficit)	(15,435,690)	(13,618,190)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	44,663	(573,363)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,104,358	$257,485

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.
Unaudited Consolidated Condensed Statement of Operations and Comprehensive Loss

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenue:	$136,939	$-	$335,357	$-
Cost of Sales	102,802	-	293,715	-
Gross profit	34,137	-	41,642	-

General & Administrative Expenses

Accounting	19,617	2,781	109,556	66,796
Consulting	-	46,284	27,800	106,151
Legal	24,663	22,831	83,748	65,655
Office	35,465	10,916	74,581	33,014
Licenses & fees	20,000	16,800	20,000	16,800
Officer & director remuneration	212,000	10,359	736,431	401,739
Rent	1,544	-	5,116	-
Depreciation	602	3,834	1,812	4,858

Total G & A	313,891	113,805	1,059,044	695,013

(Loss) from operations	(279,754)	(113,805)	(1,017,402)	(695,013)

Other Income (expense):
Foreign exchange (loss)	(11,700)	(6,379)	13,184	(10,646)
Interest expense	(24,339)	(27,427)	(128,181)	(46,169)
Loss on debt conversions	(591,763)	-	(685,101)	(76,929)

Total Other (Expense)	(627,802)	(33,806)	(800,098)	(133,744)

Net (loss)	$(907,556)	$(147,611)	$(1,817,500)	$(828,757)

Basic (Loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	1,285,884,486	907,729,815	1,077,215,313	857,166,626

Net Income (Loss)	$(907,556)	$(147,611)	$(1,817,500)	$(828,757)
Other comprehensive income:
Gain (Loss) from foreign exchange translation	11,498	4,335	3,232	8,130
Comprehensive (Loss)	(896,058)	(143,276)	(1,814,268)	(820,627)

Basic (Loss) per common share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	1,285,884,486	907,729,815	1,077,215,313	857,166,626

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.
Unaudited Consolidated Condensed Statement of Cash Flows

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2018	2017

Cash Flows From Operating Activities:
Net (Loss)	$(1,817,500)	$(828,757)
Depreciation and amortization	43,260	4,858
Foreign exchange loss	(13,184)	10,646
Stock issued for services and director fees	676,100	413,000
Stock issued for payment interest	29,468	3,022
Loss on debt conversion	685,101	76,929
Interest forgiven	(247)
Stock issued for payment of expenses	-	14,400
(Increase) decrease in accounts receivable	(23,384)	-
(Increase) decrease in prepaid expenses	8,501	(8,813)
Increase (decrease) in Accounts Payable & accrued expenses	(5,391)	(16,326)
Increase (decrease) in interest payable	20,517	(2,997)

Net Cash Flows Used in Operations	(396,759)	(334,038)

Cash Flows From Investing Activities:
Cash received from acquisition of subsidiary	4,942
Purchase of equipment	(27,370)	-

Net Cash Flows Used in Investing Activities	(22,428)	-

Cash Flows From Financing Activities:
Proceed from notes payables	432,885	404,444
Sale of common stock		63,912
Payment of notes payable	(146,184)	(50,000)
Advances from related parties	19,965
Payments to related parties	(7,063)
Note payable used to pay expenses	36,500	13,962
Note payable used to pay origionation fees & interest	18,750	24,223

Net Cash Flows Provided by Financing Activities	354,853	456,541

Net Increase (Decrease) In Cash and cash equivalents	(64,334)	122,503
Foreign currency translation adjustment	3,232	8,130
Cash and cash equivalents at beginning of period	107,532	57,453

Cash and cash equivalents at end of period	$46,430	$188,086

Supplementary Disclosure of Cash Flow Information:
Stock issued for services, licenses and other assets	$850,908	$484,100
Stock issued for note conversions including interest	$290,039	$128,451
Stock issued for acqusition of subsidiary	$246,000	$-
Note payable issued for acquisition of subsidiary	$358,407	$-
Cash paid for interest	$13,622	$3,537
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Month Interim Period Ended September 30, 2018

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

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Month Interim Period Ended September 30, 2018

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

The financial statements represent the consolidated activity of Sunshine Biopharma Inc., Sunshine Biopharma Canada Inc., Atlas Pharma Inc. and NOX Pharmaceuticals Inc. (herein collectively referred to as the "Company").

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three and nine month periods ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of September 30, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018. These financial statements should be read in conjunction with that report.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Month Interim Period Ended September 30, 2018

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

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Month Interim Period Ended September 30, 2018

Note 3 – Notes Payable

On January 12, 2018, the Company received net proceeds of $100,000 in exchange for a note payable having a face value of $102,000 and accruing interest at the rate of 8% per annum. The note, due on October 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. During July and August 2018, the holder of this note elected to convert a total of $102,000 in principal and $4,080 in accrued interest into 71,386,649 shares of the Company’s Common Stock, leaving a principal balance of -0-.

On February 7, 2018, the Company received net proceeds of $142,500 in exchange for a note payable having a face value of $150,000 and accruing interest at the rate of 8% per annum. The note, due on February 7, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. On September 4 and 20, 2018 the holder of this note elected to convert a total of $65,000 in principal and $3,086 in accrued interest into 66,860,389 shares of the Company’s Common Stock, leaving a principal balance of $85,000.

On February 20, 2018, the Company received net proceeds of $83,000 in exchange for a note payable having a face value of $85,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. During August and September 2018 the holder of this note elected to convert a total of $85,000 in principal and $3,400 in accrued interest into 87,524,752 shares of the Company’s Common Stock leaving a principal balance of -0-.

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

On August 17, 2018, the Company received net proceeds of $51,000 in exchange for a note payable having a face value of $53,000 and accruing interest at the rate of 8% per annum. The note, due on April 15, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On September 10, 2018, the Company paid expenses as part of an S-1 Registration Statement. These obligations were paid by a non-related party in exchange for two notes payable having a face value of $20,000 and $16,500, each accruing interest at the rate of 8% per annum. The notes are due on June 30, 2019 and June 20, 2019, respectively.

At September 30, 2018 and December 31, 2017, accrued interest on Notes Payable was $11,509 and $9,481, respectively.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Month Interim Period Ended September 30, 2018

Note 4 – Notes Payable - Related Party

On January 1, 2018 as part of the acquisition of Atlas Pharma Inc., the Company issued a note payable in the amount of $450,000 Canadian ($358,407 US) and accruing interest at the rate of 3% per annum. The note is due on December 31, 2023. Payments on this note are $10,000 Canadian (approximately $8,000 US) per quarter. The outstanding principal balance at September 30, 2018 is $333,939. The note is secured by the Atlas Pharma Inc. shares held by the Company.

In addition to the above, on September 30, 2018 the Company had notes payable from related parties amounting to $203,822 and accrued interest of $18,223.

Total interest payable on all notes at September 31, 2018 was $29,732

Note 5 – Issuance of Common Stock

During the nine months ended September 30, 2018, the Company issued a total of 666,891,996 shares of $0.001 par value Common Stock. Of these, 410,107,254 shares valued at $1,335,384 were issued upon conversion of outstanding notes payable, reducing the debt by $620,568 and interest payable by $29,468 and generating a loss on conversion of $685,101. The Company also issued 206,650,000 shares valued at $670,200 for services, and 29,134,742 shares valued at $174,808 in exchange for equipment.

In addition, 20,000,000 shares valued at $246,000 or $0.0123 per share were issued as part of the acquisition of Atlas Pharma Inc. The Company also issued 1,000,000 shares valued at $5,900 in exchange for cancellation of a royalty obligation.

The Company declared no dividends through September 30, 2018.

Note 6 – Commitments

The Company’s subsidiary, Atlas Pharma Inc., has entered into long-term lease agreements for the rental of buildings which call for minimum aggregate lease payments of $228,113 and additional lease payments based on operating expenses. The lease expires on May 21, 2021. Minimum lease payments for the next four years are $62,213 in 2018, $62,213 in 2019, $62,213 in 2020, and $41,474 in 2021.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Month Interim Period Ended September 30, 2018

Note 7 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260 (formerly SFAS128), “Earnings per Share”.

Note 8 – Goodwill

On January 1, 2018, the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. ("Atlas"), a Canadian privately held company. The purchase price for the shares was $848,000 Canadian or $684,697 US. The book value of the fixed assets acquired was $11,051. The remainder of the purchase price ($673,646) was applied to Goodwill.

Note 9 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

A deferred tax asset at each date has been offset by a 100% valuation allowance.

Note 10 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company had an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. During the period ended September 30, 2018, 1,000,000 shares of the Company’s common stock valued at $5,900 was issued in exchange for cancellation of this royalty obligation.

Note 11 – Related Party Transactions

In addition to the related party transactions detailed in Note 4 above, the Company paid its Officers and Directors cash compensation totaling $41,000 and $358,774 and $136,131 and $401,739 for the three and nine month periods ended September 30, 2018 and 2017, respectively. The Company also paid its Officers and Directors non-cash compensation in the form of shares of common stock valued at $171,000 and $336,000 and $600,300 and $336,000 during the three and nine month periods ended September 30, 2018 and 2017, respectively. For the nine month period ended September 30, 2018, the Company expensed an additional $600,300 in compensation to the directors in exchange for 81,000,000 shares of the Company’s Common Stock issued in June 2018, valued at $0.0053 per share, or $429,300 and 114,000,000 shares of $0.001 par value common stock issued in August 2018 valued at $0.0015 per share or $171,000. Stock issued for executive compensation is valued at the closing price on the date of issuance.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Month Interim Period Ended September 30, 2018

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

Note 14 – Subsequent Events

On October 9, 2018, the Company filed a Registration Statement on Form S-1 with the SEC in connection with a financing arrangement with GHS Investments LLC. On October 31, 2018, the Company filed Form RW with the SEC whereby it withdrew the Form S-1 Registration Statement it had filed on October 9, 2018.

On October 11, 2018 the holder of a note payable dated February 7, 2018 elected to convert $37,000 in principal and $1,987 in accrued interest into 47,352,449 shares of Common Stock leaving a principal balance of $48,000.

On October 23, 2018, the Company received net proceeds of $85,500 in exchange for a note payable having a face value of $90,000 and accruing interest at the rate of 8% per annum. The note, due on October 23, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

On October 24, 2018 the Company paid $50,735 to pay off the remaining principal and ($48,000) and accrued interest ($2,735) on a note payable dated February 7, 2018.

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

Plan of Operation

Despite the fact that we now are generating revenues, we have elected to include a Plan of Operation to discuss our ongoing research and development activities relating to our proprietary drug development operations, as well as, our other business activities.

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

●
Anastrozole (brand name Arimidex® by AstraZeneca) for treatment of Breast Cancer

●
Letrozole (brand name Femara® by Novartis) for treatment of Breast Cancer

●
Bicalutamide (brand name Casodex® by AstraZeneca) for treatment of Prostate Cancer

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

Atlas is a Health Canada Licensed company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas has 9 full-time employees and generated revenues of approximately $500,000 Canadian (approximately $400,000 US) in 2017. Housed in a 5,250 square foot facility, Atlas’s operations are authorized by a Drug Establishment License (DEL) issued by Health Canada and are fully compliant with the requirements of Good Manufacturing Practices (GMP). Atlas is also registered with the FDA.

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

Results Of Operations

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

During the nine months ended September 30, 2018, we generated revenues of $335,357 from the operations of our new wholly owned subsidiary, Atlas Pharma Inc. (“Atlas”), which we acquired on January 1, 2018. The direct cost for generating these revenues was $293,715, which is comprised of Atlas related salaries, laboratory supplies, rent and depreciation. We did not generate any revenues during the comparable period in 2017.

General and administrative expense during the nine months ended September 30, 2018 was $1,059,044, compared to $695,013 during the nine months ended September 30, 2017, an increase of $364,031. The principal reason for this increase was an increase of $334,692 in executive compensation, as well as increases in accounting ($42,760), legal ($18,093) and office ($41,567) expenses. These increases were a result of our increased business activities relating to Atlas, as well as our management’s continuing efforts to raise additional funding. The only category that saw a decrease was consulting fees by $78,351, as efforts were made to complete more work in-house.

We incurred $685,101 in losses arising from debt conversion during the nine months ended September 30, 2018, compared to $76,929 in losses from debt conversion during the similar period in 2017 as a result of additional balances of outstanding convertible notes having been converted during the current nine months period. In addition, we incurred $128,181 in interest expense during the nine months ended September 30, 2018, compared to $46,169 in interest expense during the similar period in 2017 as a result of increased borrowings.

As a result, we incurred a net loss of $1,817,500 ($0.00 per share) for the nine month period ended September 30, 2018, compared to a net loss of $828,757 ($0.00 per share) during the nine month period ended September 30, 2017.

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018, we generated $136,939 in revenues, compared to no revenues for the same three months of 2017. All of these revenues were generated from the operations of our new wholly owned subsidiary, Atlas Pharma Inc. (“Atlas”), which we acquired on January 1, 2018. The direct cost for generating these revenues was $102,802, which is comprised of Atlas related salaries, laboratory supplies, rent and depreciation. We did not generate any revenues during the comparable period in 2017.

General and administrative expenses during the three month period ended September 30, 2018 were $313,891, compared to general and administrative expense of $113,805 incurred during the three month period ended September 30, 2017, an increase of $200,086. This increase is attributable to an increase in executive compensation of $201,641, as well as increases accounting fees, legal fees, and office expenses due to costs associated with the acquisition of Atlas. The only category that saw a decrease was consulting fees by $46,284, as efforts were made to complete more work in-house.

We also incurred $24,339 in interest expense during the three months ended September 30, 2018, compared to $27,427 in interest expense during the similar period in 2017. However, we incurred $591,763 in losses arising from debt conversion during the three months ended September 30, 2018, compared to $0 in losses from debt conversion during the similar period in 2017 as a result of increased borrowings.

As a result, we incurred a net loss of $907,556 ($0.00 per share) for the three month period ended September 30, 2018, compared to a net loss of $147,611 ($0.00 per share) during the three month period ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash or cash equivalents of $46,430.

Net cash used in operating activities was $396,759 during the nine month period ended September 30, 2018, compared to $334,038 for the nine month period ended September 30, 2017.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our proprietary drug development activities and expansion of our generic pharmaceuticals operations as well as our newly acquired analytical chemistry services operations as discussed above.

Cash flows provided by financing activities were $354,853 for the nine month periods ended September 30, 2018, compared to $456,541 during the nine months ended September 30, 2017.  Cash flows used in investing activities were $22,428 for the nine month period ended September 30, 2018 compared to $-0- during the same nine month period in 2017.

During the nine months ended September 30, 2018, we issued a total of 666,891,996 shares of our Common Stock. Of these, 410,107,254 shares, valued at $1,335,384 were issued upon conversion of outstanding notes payable, reducing debt by $620,568 and interest payable by $29,468 and generating a loss on conversion of $685,101. We also issued 206,650,000 shares valued at $676,100 for services, and 29,134,742 shares valued at $174,808 in exchange for equipment.

In addition, we issued 20,000,000 shares valued at $246,000 or $0.0123 per share as part of the acquisition of Atlas Pharma Inc. We also issued 1,000,000 shares valued at $5,900 in exchange for cancellation of a royalty obligation.

During the three months period ended September 30, 2018, we issued a total of 481,522,688 shares of our Common Stock. Of these, 114,000,000 shares, valued at $171,000 were issued for executive compensation and the remaining 367,522,688 shares valued at $1,045,345 were issued upon conversion of outstanding notes payable, reducing debt by $432,000 and interest payable by $21,582 and generating a loss on conversion of $591,763.

During the nine months ended September 30, 2018, we entered into the following new debt arrangements:

●
On January 12, 2018, we received net proceeds of $100,000 in exchange for a note payable having a face value of $102,000 and accruing interest at the rate of 8% per annum. The note, due on October 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. During July and August 2018 the holder of this note elected to convert a total of $102,000 in principal and $4,080 in accrued interest into 71,386,649 shares of $0.001 par value Common Stock leaving a principal balance of -0-.

●
On February 7, 2018, we received net proceeds of $142,500 in exchange for a note payable having a face value of $150,000 and accruing interest at the rate of 8% per annum. The note, due on February 7, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. On September 4 and 20, 2018 the holder of this note elected to convert a total of $65,000 in principal and $3,086 in accrued interest into 66,860,389 shares of $0.001 par value Common Stock leaving a principal balance of $85,000.

●
On February 22, 2018, we received net proceeds of $83,000 in exchange for a note payable having a face value of $85,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2018, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. During August and September 2018 the holder of this note elected to convert a total of $85,000 in principal and $3,400 in accrued interest into 87,524,752 shares of $0.001 par value Common Stock leaving a principal balance of -0-.

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

●
On August 17, 2018, we received net proceeds of $51,000 in exchange for a note payable having a face value of $53,000 and accruing interest at the rate of 8% per annum. The note, due on April 15, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On September 10, 2018, we paid expenses as part of a financing involving the filing of an S-1 Registration Statement. The proceeds were paid by a non-related party in exchange for two notes payable having face values of $20,000 and $16,500 and accruing interest at the rate of 8% per annum. These two notes are due on June 30, 2019 and June 20, 2019, respectively.

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

In August 2017 we signed an agreement with Jitney Trade Inc. (“Jitney”), a Canadian broker-dealer, to raise up to $10 million Canadian (approximately $8 million US) in a private offering available only in Canada (the “Offering”) in order to provide the funding we have estimated we need to implement our business plan. The Offering expired on February 28, 2018 without any funds having been raised. On May 3, 2018, we signed another agreement with Jitney whereby the parties agreed to extend the proposed equity financing until August 31, 2018. The extension period expired on August 31, 2018 without any funds having been raised.

On September 10, 2018, we entered into an equity financing agreement (the “Equity Financing Agreement”) and registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC, a Nevada limited liability company (“GHS”). Under the terms of the Equity Financing Agreement, GHS agreed to provide us with up to $10,000,000 upon effectiveness of a registration statement on Form S-1 (the “Registration Statement”) to be filed with the U.S. Securities and Exchange Commission (the “Commission”).

Following effectiveness of the Registration Statement, we will have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of our Common Stock, based on the investment amount specified in each put notice. The maximum amount that we are entitled to put to GHS in each put notice shall not exceed two hundred fifty percent (250%) of the average daily trading dollar volume of our Common Stock during the ten (10) trading days preceding the put date, so long as such amount does not exceed $300,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and we may not put shares of our Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 9.99% of our outstanding Common Stock. The price of each put share shall be equal to eighty one percent (81%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by us to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $10,000,000 worth of Common Stock under the terms of the Equity Financing Agreement. Additionally, in accordance with the Equity Financing Agreement, we agreed to issue GHS a promissory note in the principal amount of $20,000 to offset transaction costs (the “Note”). The Note bears interest at the rate of 8% per annum, is not convertible and is due on June 30, 2019.

The Registration Rights Agreement provides that we shall (i) use our best efforts to file with the Commission the Registration Statement within 30 days of the date of the Registration Rights Agreement, and (ii) have the Registration Statement declared effective by the Commission within 30 days after the date the Registration Statement is filed with the Commission, but in no event more than 90 days after the Registration Statement is filed.

On October 9, 2018, we filed a Registration Statement on Form S-1 and, as requested by the Commission, on October 31, 2018, we withdrew the same because our Common Stock is not currently trading on the OTCQB or a higher stock exchange. We are currently reviewing various remedy options.

Subsequent Events

As discussed above, on October 9, 2018, we filed a Registration Statement on Form S-1 and, as requested by the Commission, on October 31, 2018, we withdrew the same because our Common Stock is not currently trading on the OTCQB or a higher stock exchange.

On October 11, 2018, the holder of a note payable dated February 7, 2018 elected to convert $37,000 in principal and $1,987 in accrued interest into 47,352,449 shares of Common Stock, leaving a principal balance of $48,000.

On October 23, 2018, we received net proceeds of $85,500 in exchange for a note payable having a face value of $90,000 and accruing interest at the rate of 8% per annum. The note, due on October 23, 2019, is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value.

On October 24, 2018, we issued payment in the amount of $50,735 to pay off the remaining principal ($48,000) and accrued interest ($2,735) on a note payable dated February 7, 2018.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2018, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended September 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months period ended September 30, 2018, we issued a total of 481,522,688 shares of our Common Stock. Of these, 114,000,000 shares, valued at $171,000 were issued for executive compensation and the remaining 367,522,688 shares valued at $1,405,345 were issued upon conversion of outstanding notes payable, reducing debt by $432,000 and interest payable by $21,582 and generating a loss on conversion of $591,763.

During the nine months ended September 30, 2018, we issued a total of 666,891,996 shares of our Common Stock. Of these, 410,107,254 shares valued at $1,335,384 were issued upon conversion of outstanding notes payable, reducing the debt by $620,568 and interest payable by $29,468 and generating a loss on conversion of $685,348. We also issued 206,650,000 shares valued at $670,200 for services, and 29,134,742 shares valued at $174,808 in exchange for equipment.

In addition, we issued 20,000,000 shares valued at $246,000 or $0.0123 per share as part of the acquisition of Atlas Pharma Inc. We also issued 1,000,000 shares valued at $5,900 in exchange for cancellation of a royalty obligation.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to issue these shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 16, 2018.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer