Form 10-K
period 2018-12-31
Sunshine Biopharma, Inc
filed 2019-04-12
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________

FORM 10-K
__________________

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

(514) 426-6161
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTC MARKETS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑ No ☐ Yes

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2018 was $3,970,144 .

As of April 11, 2019, the Registrant had 89,348,981 shares of Common Stock issued and outstanding.

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

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. In April and June 2016 Sunshine Canada signed licensing agreements for four (4) generic prescription drugs for the treatment of breast cancer, prostate cancer and BPH (Benign Prostatic Hyperplasia).

In January 2018, we acquired all of the issued and outstanding shares of Atlas Pharma Inc., a Health Canada certified company dedicated to chemical analysis of pharmaceutical and other industrial samples.

In March 2018, we formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of our interest in our Adva-27a anticancer compound to that company.

In December 2018, we launched our first over-the-counter Essential Brandtm product, Essential 9tm, a dietary supplement comprised of the nine amino acids which the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, we completed a 20 to 1 reverse split of our $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “Reverse Stock Split”). All references in this report to our issued and outstanding Common Stock as well as the price per share of Common Stock are presented on a post Reverse Stock Split basis.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. Our phone number is (514) 426-6161 and our website address is www.sunshinebiopharma.com.

Business Operations

As of the date of this report our operations include the following:

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

Figure 1

Adva-27a is a GEM-difluorinated C-glycoside derivative of Podophyllotoxin (see Figure 1). Another derivative of Podophyllotoxin called Etoposide is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer. Etoposide is one of the most widely used anticancer drugs. Adva-27a and Etoposide are similar in that they both attack the same target in cancer cells, namely the DNA unwinding enzyme, Topoisomerase II. Unlike Etoposide, and other anti-tumor drugs currently in use, Adva-27a is able to destroy Multidrug Resistant Cancer cells. Adva-27a is the only compound known today that is capable of destroying Multidrug Resistant Cancer. In addition, Adva-27a has been shown to have distinct and more desirable biological and pharmacological properties compared to Etoposide. In side-by-side studies using Multidrug Resistant Breast Cancer cells and Etoposide as a reference, Adva-27a showed markedly greater cell killing activity (see Figure 2).

Figure 2

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

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  While particularly effective against Multidrug Resistant Cancer, we believe Adva-27a can potentially treat all cancer types as it is general chemotherapy drug. We believe that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to buyout or license our drug.  However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us.  In the event we do not consummate such a transaction, we will require significant capital in order to manufacture and market our new drug. The following, Figure 3, is a space-filling molecular model of our Adva-27a.

Figure 3

Generic Pharmaceuticals Operations

In 2016, our Canadian wholly owned subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), signed Licensing Agreements with a major pharmaceutical company for four prescription generic drugs for the treatment of Breast Cancer, Prostate Cancer and Enlarged Prostate. We have since been working towards commencement of marketing of these pharmaceutical products under our own, Sunshine Biopharma, label. These four generic products are as follows:

●
Anastrozole (brand name Arimidex® by AstraZeneca) for treatment of Breast Cancer;
●
Letrozole (brand name Femara® by Novartis) for treatment of Breast Cancer;
●
Bicalutamide (brand name Casodex® by AstraZeneca) for treatment of Prostate Cancer;
●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Sunshine Canada is currently in the process of securing a Drug Identification Number (“DIN”) for each of these products from Health Canada. We are planning to use part of the already approved Atlas Pharma Inc. space as a drug warehouse to facilitate the process of obtaining a Drug Establishment License (“DEL”) from Health Canada. Upon receipt of the DEL and DIN’s, we will be able to accept orders for our own label SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride. We cannot estimate the timing in our obtaining either the DIN’s or the DEL due to variables involved that are out of our control. Figure 4 below shows our 30-Pill blister pack of Anastrozole.

Figure 4

We currently have a number of additional Generic Pharmaceuticals under review for in-licensing. While no assurances can be provided that we will acquire the rights to all or any of these drugs, we are confident we will acquire most, if not all of these rights. We believe that a larger product portfolio will provide us with more opportunities and a greater reach into the marketplace. We hope to further build our generics portfolio of “SBI” label Generic Pharmaceuticals over time. There are no assurances this will occur.

Various publicly available sources indicate that the worldwide sales of generic pharmaceuticals are approximately $200 billion per year. In the United States and Canada, the sales of generic pharmaceuticals are approximately $50 billion and $5 billion, respectively. The generic pharmaceuticals business is fairly competitive and there are several multinational players in the field including Teva (Israel), Novartis - Sandoz (Switzerland), Hospira (USA), Mylan (Netherlands), Sanofi (France), Fresenius Kabi (Germany) and Apotex (Canada). While no assurances can be provided, with our offering of Canadian approved products we believe that we will be able to access at least a small percentage of the generic pharmaceutical marketplace.

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

 Analytical Chemistry Services Operations

On January 1, 2018, we acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”). The purchase price was $848,000 Canadian (approximately $676,748 US). Payment of the purchase price was comprised of (i) a cash payment of $100,500 Canadian (approximately $80,300 US); (ii) the issuance of 1,000,000 shares of our Common Stock, and (iii) a promissory note in the principal amount of $450,000 Canadian (approximately $360,000 US), with interest payable at the rate of 3% per annum. We are required to make payments of $10,000 Canadian (approximately $8,000 US) per calendar quarter, due and payable on or before the end of each such calendar quarter through December 31, 2023.

Atlas is a Health Canada certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas has 9 full-time employees and generated revenues of $580,558 and $598,109 Canadian (approximately $464,000 and $478,000 US) in 2018 and 2017, respectively. Housed in a 5,250 square foot facility, Atlas’s operations are authorized by a Drug Establishment License (DEL) issued by Health Canada and are fully compliant with the requirements of Good Laboratory Practices (GLP). Atlas is also registered with the FDA. Atlas Pharma Inc.’s website address is www.atlaspharmainc.ca.

In June 2018, we acquired testing and other laboratory equipment as part of our plan to expand Atlas’ business operations. Part of the expansion will include hiring additional technical and sales personnel and offering microbiology and other sample testing capabilities.

Dietary Supplements Operations

In 2018, we completed the development of Essential 9tm, the first in a line of essential micronutrients products that we are planning to launch. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9tm product. Our Essential 9tm dietary supplement tablets contain a balanced formula of the 9 essential amino acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Sunshine Biopharma’s Essential 9tm provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. In addition to our own website, Essential 9tm is available on Amazon and other outlets. Figure 5 below shows our 60-Tablet Essential 9tm product.

Figure 5

Intellectual Property

Effective October 8, 2015, we executed a patent purchase agreement, with Advanomics Corporation (“Advanomics”), a related party, pursuant to which we acquired all of the right, title and interest in and to U.S. Patent Number 8,236,935 for our anticancer compound, Adva-27a.  On December 28, 2015, we executed a second patent purchase agreement, with Advanomics, pursuant to which we acquired all of the right, title and interest in and to all of the remaining worldwide rights covered by issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for our anticancer compound, Adva-27a (“Patent Purchase Agreements”).

Effective December 28, 2015, we entered into amendments (the “Amendments”) of these Patent Purchase Agreements pursuant to which the total purchase price was reduced from $17,142,499 to $618,810, the book value of this intellectual property on the financial statements of Advanomics.  Further, the Amendments provided for automatic conversion of the promissory notes representing the new purchase price into an aggregate of 16,065,271 shares of our Common Stock once we increased our authorized capital such that these shares can be issued. In July 2016 we increased our authorized capital and issued the 16,065,271 Common Shares to Advanomics thereby completing all aspects of the patent purchase arrangements and securing direct ownership of all worldwide patents and rights pertaining to Adva-27a.

In 2016 we signed Licensing Agreements with a major pharmaceutical company for four (4) prescription generic drugs for the treatment of Breast Cancer, Prostate Cancer and Enlarged Prostate. These agreements give us the right to register the four (4) generic products, Anastrozole, Letrozole, Bicalutamide and Finasteride in Canada under our own label and obtain a DIN for each in order to be able to place them on the market.

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

In 2018 we completed the development of Essential 9tm, our first dietary supplement. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9tm product. We are currently preparing the necessary documents for registration of our Essential 9tm trademark in the United States.

Government Regulations

All of our business operations, including the Proprietary Drug Development Operations, the Generic Pharmaceutical Operations, the Analytical Chemistry Services Operations, and Dietary Supplements Operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.

In the U.S, the Federal Government agency responsible for regulating drugs and dietary supplements is the U.S. Food and Drug Administration (“FDA”). The Canadian counterpart to the FDA is Health Canada. Both the FDA and Health Canada have similar requirements for drugs and supplements to be approved for marketing. In Canada, drugs and dietary supplements are authorized through the issuance by Health Canada of a Drug Identification Number (DIN) and a Natural Product Number (NPN) on a per product basis, respectively. In both the U.S. and Canada, the quality standards for brand name drugs and generic drugs are the same. In addition, the ingredients, manufacturing processes and facilities for all drugs and supplements must meet the guidelines for Good Manufacturing Practices (“GMP”). Moreover, all drug manufacturers must perform a series of tests, both during and after production, to show that every drug batch made meets the regulatory requirements for that product.

In connection with our development of the new chemical entity, Adva-27a, we will be subject to significant regulations in the U.S. in order to obtain approval of the FDA to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would give the go ahead for the drug sponsor to proceed with Phase I clinical (human) trials.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval for “compassionate-use” if the drug treats terminally ill patients with limited other treatment options available.  As of the date of this Report we have not made any filings with the FDA or other regulatory bodies in other jurisdictions.  We have however had discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for pancreatic cancer and they believe that Health Canada is likely to grant us a so-called “fast-track” process on the basis of the terminal nature of the cancer type we will be treating.  There are no assurances this will occur.

Employees

As of the date of this Report we have a total of twelve (12) employees. In addition to our management which comprises three (3) employees, our new wholly owned subsidiary acquired on January 1, 2018, Atlas Pharma Inc., has 9 employees. We anticipate that if we receive financing we will need additional employees in both our generic pharmaceuticals and proprietary drug development operations including accounting, regulatory affairs, marketing, sales and laboratory personnel.

Competition

In the area of proprietary anticancer drug development, we are competing with large publicly and privately held companies engaged in developing new cancer therapies. There are numerous other entities engaged in this business that have greater resources, both financial and otherwise, than the resources presently available to us.  Nearly all major pharmaceutical companies including Amgen, Roche, Pfizer, Bristol-Myers Squibb and Novartis, to name a few, have on-going anticancer drug development programs and some of the drugs they may develop could be in direct competition with our own.  Also, a number of small companies are also working in the area of cancer and could develop drugs that may be in competition with ours.  However, none of these competitor companies can use molecules similar to ours as they would be infringing our patents.

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

Our analytical chemistry services business is also subject to significant competition. This competition however is entirely regional as only entities operating in Canada require Health Canada certified testing of their industrial samples. There are several local service providers operating in the same sector as ours which prevents us from obtaining greater value added for our services. We believe we have managed to secure an advantage over the completion by offering our clients faster turnaround.

Similarly, our Essential 9tm, together with our planned line of dietary supplement fall directly within a very crowded and highly competitive product sector. As of the date of this Report, Essential 9tm is the only Essential Amino Acid product that comprises all 9 essential amino acids in tablet form. We believe this will provide us with a competitive advantage, at least for the near future.

Trademarks-Tradenames

We are the exclusive owner of all worldwide rights pertaining to Adva-27a covered by PCT/FR2007/000697 and PCT/CA2014/000029.  The patent applications filed under PCT/FR2007/000697 have been issued in Europe, Canada, the United States (8,236,935) and India.  The patent application filed in the U.S. under PCT/CA2014/000029 has recently been allowed. The remaining international patent applications filed under the same PCT are still pending.

We are also the owner of Licensing Agreements for four (4) generic drugs which we are planning to market and sell under the tradenames SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride.

Our newly acquired wholly owned subsidiary, Atlas Pharma Inc. holds Drug Establishment License Number 102041 issued by Health Canada.

In 2018 we completed the development of Essential 9tm, our first dietary supplement product. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized us to manufacture and sell the Essential 9tm product. We are currently preparing the necessary documents for registration of our Essential 9tm product and trademark in the United States in 2019.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in this report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

During the first half of 2017, our principal place of business was located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  On June 1, 2017 we moved our principal place of business to our current location at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. We pay a minimum monthly rate of $227 (Canadian), including tax, for this location. Pursuant to our lease agreement our landlord is able to provide us with increased office space for additional fees as may be requested by us from time to time.

Our newly acquired wholly owned subsidiary, Atlas Pharma Inc. leases an office and laboratory space at 7582 Chemin Cote-de-Liesse, Montréal, Quebec, Canada H4T 1E7. The lease expires on May 21, 2021. Minimum lease payments for the next remaining three (3) years are Canadian $62,213 (approximataely $47,904 US) in 2019, $62,213 (approximately $47,904 US) in 2020, and $25,921 (approximately $19,959 US) in 2021.

We believe that our existing facilities and equipment are adequate. We continuously review our anticipated requirements for facilities and equipment, and on the basis of that review, may from time to time acquire or lease additional facilities or equipment, or dispose of some of the existing space or equipment.

ITEM 3.    LEGAL PROCEEDINGS

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

In June 2018 we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against one of our existing shareholders residing in Quebec City (Canada) arising out of a possible equity investment intended to be completed by August 2018. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to us in an amount of approximately $200,000 Canadian (approximately $154,000 US). As of the date of this report we are awaiting a court date for the hearings to commence.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor any claims threatened.

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

In the third quarter of 2016 our Common Stock began trading on OTC Pink (otcmarkets.com) because the price of our stock had dropped below $0.01 per share.

Effective February 1, 2019 we completed a 20 to 1 reverse split of our Common Stock, reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “Reverse Stock Split”).

The table below sets forth the reported high and low transaction prices for the periods indicated taking into account and giving retroactive effect to the Reverse Stock Split.

Quarter Ended	High	Low

March 31, 2017	$0.0502	$0.0502
June 30, 2017	$0.2680	$0.2200
September 29, 2017	$0.3100	$0.2810
December 29, 2017	$0.2600	$0.2000

March 29, 2018	$0.1620	$0.1580
June 29, 2018	$0.1340	$0.1060
September 28, 2018	$0.0340	$0.0300
December 31, 2018	$0.0200	$0.0160

As of April 11, 2019, the closing bid price of our Common Stock was $0.012 per share.

Trading volume in our Common Stock varies between a few thousand shares to several hundred thousand shares per day.  As a result, the trading price of our Common Stock is subject to significant fluctuations.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission (“Commission” or “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

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

Holders

We had 147 holders of record of our Common Stock as of the date of this Report, not including those persons who hold their shares in “street name.”

Our CEO, Dr. Steve N. Slilaty, holds all 500,000 shares of our Series “B” Preferred Stock issued in 2015.

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

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. In April and June 2016 Sunshine Canada signed licensing agreements for four (4) generic prescription drugs for the treatment of breast cancer, prostate cancer and BPH (Benign Prostatic Hyperplasia).

In January 2018, we acquired all of the issued and outstanding shares of Atlas Pharma Inc., a Health Canada certified company dedicated to chemical analysis of pharmaceutical and other industrial samples.

In March 2018, we formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of our interest in our Adva-27a anticancer compound to that company.

In December 2018, we launched our first over-the-counter Essential Brandtm product, Essential 9tm, a dietary supplement comprised of the nine amino acids which the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, we completed a 20 to 1 reverse split of our $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “Reverse Stock Split”). All references in this report to our issued and outstanding Common Stock as well as price per share of our Common Stock are presented on a post Reverse Stock Split basis.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. Our phone number is (514) 426-6161 and our website address is www.sunshinebiopharma.com.

We have never been subject to any bankruptcy, receivership or similar proceeding.

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

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2018 and 2017

During our fiscal years ended December 31, 2018 we generated revenues of $447,200 from the operations of our new wholly owned subsidiary, Atlas Pharma Inc. (“Atlas”), which we acquired on January 1, 2018. The direct cost for generating these revenues was $359,300, which is comprised of Atlas related salaries, laboratory supplies, rent and depreciation. We did not generate any revenues in 2017 or prior thereto.

General and administrative expenses for our fiscal year ended December 31, 2018 were $1,222,656, compared to $857,190 during our fiscal year ended December 31, 2017, an increase of $365,466. The expense categories that saw an increase included accounting and legal fees, which increased by $109,406, office expenses by $103,305, and executive compensation by $234,944. These increases were offset to some extent by a decrease in consulting fees by $90,768. The decrease in consulting fees was due to the fact that a substantial amount of the work required for our various operations was performed in-house.

We also incurred $159,420 in interest expense and $871,726 in losses from debt conversion during the year ended December 31, 2018, compared to $104,829 in interest expense and $76,929 in losses from debt conversion during the similar period in 2017. The increase in interest expense and losses from debt conversion in 2018 was due to an increase in issuance of convertible debt instruments in order to finance operations.

As a result, we incurred a net loss of $2,156,155 (approximately $0.04 per share) for the year ended December 31, 2018, compared to a net loss of $1,040,236 (approximately $0.02 per share) during the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $115,216.

Net cash used in operating activities was $512,806 during our fiscal year ended December 31, 2018, compared to $543,520 during our fiscal year ended December 31, 2017.  We anticipate that our cash requirements for our operations will increase in the future before we reach profitability levels.

Cash flows used in investing activities were $13,908 during our fiscal year ended December 31, 2018.  For the fiscal year ended December 31, 2017, cash flows used in investing activities were $84,008 arising primarily out of the purchase of laboratory equipment.  Net cash flows provided by financing activities totaled $527,640 in 2018, compared to $670,705 during our fiscal year ended December 31, 2017.

We have issued convertible and non-convertible notes to both related and unaffiliated parties in order to fund our operations. Following is a description of our liquidity and capital resources events in 2018:

●
In December 2016, we received monies from our CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The note was convertible any time after the date of issuance into shares of our Common Stock at a price 35% below market value. At the time, this note was collateralized by all of our assets. In the event of default, the interest rate will increase to 18% per annum and a penalty of $1,000 Canadian ($752 US) per day will accrue. On March 31, 2017, the note, together with accrued interest of $3,021 Canadian ($2,271 US) and an additional principal amount of $3,000 Canadian ($2,247 US) was renewed for a 90-day period under the same terms and conditions as the original note. The new note then having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note was not- convertible. The new note then having a face value of $98,894 Canadian ($76,072US) was due on September 30, 2017. On September 30, 2017, the note, together with accrued interest of $2,991 Canadian ($2,397 US) was renewed for a 90-day period under the same terms and conditions as the June 2017 note. The note, then having a principal balance of $101,885 Canadian ($81,640 US) matured December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as the September 2017 note except that this new note is unsecured and nonconvertible. The new note has a face value of $104,942 Canadian ($83,649 US) and matures on December 31, 2018. On December 31, 2018 the note, together with interest of $9,227, was renewed for a 12-month period under the same terms and conditions as the previous note. The new has a face value of $117,535 Canadian ($86,118 US) and matures on December 31, 2019.

●
A note payable held by a private individual who subsequently became a principal shareholder of our Company, having a face value of $100,000 at December 31, 2016 and a maturity date of March 31, 2017, accrues interest at 12%. The Note is convertible any time from the date of issuance into shares of our Common Stock at a 35% discount from market price. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note then having a face value of $111,715 matured on June 30, 2017. On June 30, 2017, the note’s principal balance of $111,715, plus accrued interest of $3,342 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note then had a face value of $115,057 and matured on September 30, 2017. On September 30, 2017, the note’s principal balance of $115.057 plus accrued interest of $3,480 was renewed for a period of 90 days under the same terms and conditions as the original note. The new note then had a principal balance of $118,537, which matured on December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as before. The new note has a face value of $122,093 and matures on December 31, 2018. On December 31, 2018 the note, together with accrued interest of $14,651was renewed for a 12-month period. The new Note has a face value of $136,744 and matures on December 31, 2019. The new note is nonconvertible.

●
A Note Payable having a Face Value of $21,439 at December 31, 2016 and accruing interest at 12% was due December 31, 2017. On December 31, 2017, we renewed the note, together with accrued interest of $2,573, for a 12-month period. The new note has a Face Value of $24,012 and accrues interest at 12%. This note is convertible anytime from the date of issuance into shares of our Common Stock at a 35% discount from market price and is due December 31, 2018. On December 31, 2018 we renewed this note, together with accrued interest of $2,881, for a 12-month period. The new note has a Face Value of $26,893 and accrues interest at 12%. This new note is not convertible.

●
On January 1, 2018, as part of the acquisition of Atlas Pharma Inc., we issued a note payable in the amount of $450,000 Canadian ($358,407 US) and accruing interest at the rate of 3% per annum. The note is due on December 31, 2023. Payments on this note are $10,000 Canadian (approximately $8,000 US) per quarter. The outstanding principal balance at December 31, 2018 was $310,079. The note is not convertible but is secured by our Atlas Pharma Inc. shares.

●
On January 12, 2018 we received monies in exchange for a Note Payable having a Face Value of $102,000 with interest accruing at 8%, which was due October 30, 2018. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value. The Note, together with accrued interest of $4,080 was converted in 2018 into 3,569,333 shares of our Common Stock. ..

●
On February 7, 2018, we received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 8%, which became due February 7, 2019. The note was paid off in 2018 in part by cash of $48,000 and the remainder, together with accrued interest of $5,073, was converted into 5,710,642 shares of our Common Stock.

●
On February 20, 2018, we received monies in exchange for a Note Payable having a Face Value of $85,000 with interest accruing at 8%, which became due November 30, 2018. The Note, together with accrued interest of $3,400, was converted in 2018 into 4,376,238 shares of our Common Stock.

●
On May 29, 2018, we received monies in exchange for a Note Payable having a Face Value of $26,750 with interest accruing at 8%, which became due February 29, 2019. The note, together with accrued interest of $1,353, was converted into 4,003,265 shares of our Common Stock.

●
On June 27, 2018, we received monies in exchange for a Note Payable having a Face Value of $53,000 with interest accruing at 8%, which is due April 15, 2019. The Note, together with accrued interest of $5,332, was paid by cash on January 1, 2019.

●
On August 17, 2018, we received monies in exchange for a Note Payable having a Face Value of $53,000 with interest accruing at 8%, which is due April 15, 2019. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $1,557. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
On September 10, 2018, we received monies in exchange for a Note Payable having a Face Value of $20,000 with interest accruing at 8%, which is due April 15, 2019. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $487. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
On September 10, 2018, we received monies in exchange for a Note Payable having a Face Value of $16,500 with interest accruing at 8%, which is due April 15, 2019. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $401. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
On October 23, 2018, we received monies in exchange for a Note Payable having a Face Value of $90,000 with interest accruing at 8%, which is due October 23, 2019. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $1,361. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
On December 24, 2018, we received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8%, which is due October 23, 2019. The Note is convertible after 180 days from issuance into shares of our Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $153. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
During the fiscal year ended December 31, 2018, we issued an aggregate of 39,715,488 shares of our Common Stock as follows:

o
1,000,000 shares for the acquisition of Atlas Pharma Inc.
o
1,456,737 shares for the purchase of laboratory and generic drugs warehouse equipment valued at $174,808
o
9,750,000 shares valued at $600,300 as compensation to our Directors and Officers
o
632,500 shares for services rendered to us by third parties valued at $83,400
o
26,876,251 valued at $1,589,099 shares in connection with the conversion of $684,318 in debt and interest of $32,808 resulting in a $871,973 loss on conversion

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, to issue the respective shares.

We are not generating significant revenue from our operations, and our ability to implement our business plan as set forth herein will depend on the future availability of financing.  Such financing will be required to enable us to further develop our proprietary drug development program, generic pharmaceuticals business, dietary supplements sales, and analytical chemistry operations.  We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $10 million ($1 million for the generic pharmaceutical operations, $1 million for expansion of the analytical chemistry operations, $1 million for the development of dietary supplements sales and $7 million for the proprietary drug development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.

In late 2017 we signed an agreement with Jitney Trade Inc. (“Jitney”), a Canadian broker-dealer, to raise up to $10 million Canadian (approximately $8 million US) in a private offering in order to provide the funding we have estimated we need to implement our business plan (the “Offering”). The Offering, including a six-month extension, expired on August 31, 2018 without any funds having been raised. We are currently in discussion with various investment groups for financing. There are no assurances that we will be successful in raising any funds.

Our cost to continue operations are expected to increase as we move forward with implementation of our enhanced business plan.  We do not have sufficient funds to cover the anticipated increase in the relevant expenses.  We need to raise additional funds in order to continue our existing operations and planned expansions.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2018.

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

Leases

We follow the guidance in ASC 840 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

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
At December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunshine Biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s limited operations and Working Capital deficit raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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
Lakewood, CO
April 12, 2019

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$115,216	$107,532
Accounts receivable	94,955	-
Prepaid expenses	1,341	9,667

Total Current Assets	211,512	117,199

Equipment (net of $57,964 and $9,132 depreciation)	269,362	59,996

Patents (net of $58,918 amortization and $556,120 impairment)	-	-

Non-Current Asset:
Goodwill	665,697
Deposits	-	80,290

TOTAL ASSETS	$1,146,571	$257,485

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Current portion of notes payable	419,663	516,867
Current portion of notes payable - Related party	243,094	205,742
Related party advances	49,349
Accounts payable & accrued expenses	191,080	19,314
Interest payable	9,291	9,215

Total Curent Liabilities	912,477	751,138

Long-Term Liabilities - Related party note payable	289,847	79,710

TOTAL LIABILITIES	1,202,324	830,848

SHAREHOLDERS' EQUITY

Preferred Stock, Series A, $0.10 par value per share; Authorized 850,000 shares; Issued and outstanding -0- shares at December 31, 2018 and 2017.	-	-

Preferred Stock, Series B $0.10 par value per share; Authorized 500,000 Shares; Issued and outstanding 500,000 at December 31, 2018 and 2017.	50,000	50,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares; Issued and outstanding 85,652,400 and 45,936,825 at December 31, 2018 and 2017, respectively	85,652	45,936
Reserved for issuance 97,321,836 At December 31, 2018

Capital paid in excess of par value	15,586,678	12,948,387

Accumulated other comprehesive Income (Loss)	(3,738)	504

Accumulated (Deficit)	(15,774,345)	(13,618,190)

TOTAL SHAREHOLDERS' DEFICIT	(55,753)	(573,363)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,146,571	$257,485

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Operations and Comprehensive Loss
	2018	2017

Revenues	$447,200	$-
Cost of Revenues	391,081	-

Gross Profit	56,119	-

General & Administrative Expenses:
Accounting	153,889	81,643
Legal	113,068	75,908
Consulting	36,245	127,013
Office	149,031	45,726
Officer & Director remuneration	755,215	520,271
Research & Development	12,800	-
Amortization & Depreciation	2,408	6,629

Total General & Administative	1,222,656	857,190

Income (Loss) from Operations	(1,166,537)	(857,190)

Other Expenses:
Interest expense	(159,420)	(104,829)
Loss on conversion of notes payable	(871,726)	(76,929)
Gain (Loss) from foreign exchange transactions	41,528	(1,288)

Total Other Expenses	(989,618)	(183,046)

Net (loss)	$(2,156,155)	$(1,040,236)

Basic Gain (Loss) per Common Share	$(0.04)	$(0.02)

Weighted Average Common Shares Outstanding	60,936,164	43,634,280

Net Income (Loss)	$(2,156,155)	$(1,040,236)

Unrealized Comprehensive Gain (Loss) from foreign exchange transactions	(4,242)	110

Comprehensive Income (Loss)	(2,160,397)	(1,040,126)

Basic (Loss) per Common Share	(0.04)	(0.02)

Weighted Average Common Shares Outstanding	60,936,164	43,634,280

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement Of Cash Flows

	December 31,	December 31,
	2018	2017
Cash Flows From Operating Activities:
Net (Loss)	$(2,156,155)	$(1,040,236)
Depreciation and amortization	49,361	6,629
Foreign exchange gain	(42,399)
Stock issued for services	676,100	427,400
Loss on conversion of notes payable	871,973	76,929
Stock issued for payment of interest	33,977	3,022
Interest forgiven	(247)	-
Increase (decrease) in accounts receivable	(15,447)
Increase (decrease) in prepaid expenses	8,326	(8,660)
Increase (decrease) in Accounts Payable	61,629	(8,808)
Increase (decrease) in interest payable	76	204

Net Cash Flows (Used) in Operations	(512,806)	(543,520)

Cash Flows From Investing Activities:
Cash received from purchase of subsidiary	4,942
Purchase equipment	(18,850)	(3,718)
Deposits on business acquisition	-	(80,290)

Net Cash Flows (Used) in Investing Activities	(13,908)	(84,008)

Cash Flows From Financing Activities:
Proceed from note payable	609,885	660,565
Note payable - Interest expense	26,759	33,977
Payment of notes payable	(194,184)	(115,000)
Advances from related parties	29,930	2,251
Note payable used to pay expenses	36,500
Note payable used to pay origination fees & interest	18,750	25,000
Sale of common stock	-	63,912

Net Cash Flows Provided by Financing Activities	527,640	670,705

Net Increase (Decrease) In Cash and Cash Equivalents	926	43,177
Foreign currency translation adjustment	6,758	6,902
Cash and cash equivalents at beginning of period	$107,532	$57,453

Cash and cash equivalents at end of period	$115,216	$107,532

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$23,496	$21,900
Stock issued for acquisition of Atlas Pharma Inc.	$238,000	$-
Stock issued for services	$676,100	$427,400
Stock issued for note and accrued interest conversions	$1,589,099	$128,451
Stock issued to buy equipment	$174,808	$56,700
Loan issued for interest	$45,509	$58,977

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Statement of Shareholders' Equity

	Number Of		Capital Paid	Number Of
	Common	Common	in Excess	Preferred	Preferred	Comprehensive	Accumulated
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Income	Deficit	Total
Balance at December 31, 2016	38,469,993	$38,470	$12,279,390	500,000	$50,000	$394	$(12,577,954)	$(209,700)

Common stock issued for cash	1,700,000	1,700	62,212					63,912

Common stock issued for services	3,090,217	3,090	424,310					427,400

Common stock issued for equipment	550,208	550	56,150					56,700

Common stock issued for the reduction of notes payable
and payment of interest	2,126,406	2,126	126,325					128,451

Net Income (Loss)	-	-	-			110	(1,040,236)	(1,040,126)
Balance at December 31, 2017	45,936,825	$45,936	$12,948,387	500,000	$50,000	$504	$(13,618,190)	$(573,363)

Common stock issued for the acquisition of Atlas Pharma, Inc.	1,000,000	1,000	237,000					238,000

Common stock issued for services	10,382,500	10,383	665,718					676,100

Common stock issued for equipment	1,456,737	1,457	173,351					174,808

Common stock issued for the reduction of notes payable and payment of interest	26,876,338	26,876	1,562,223					1,589,099

Net Income (Loss)	-	-	-			(4,242)	(2,156,155)	(2,160,397)
Balance at December 31, 2018	85,652,400	$85,652	$15,586,678	500,000	$50,000	$(3,738)	$(15,774,345)	$(55,753)

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

On July 25, 2014, the Company formed a Canadian wholly owned subsidiary, Sunshine Biopharma Canada Inc., for the purposes of offering generic prescription drugs and over-the-counter dietary supplements.

On January 1, 2018, the Company acquired Atlas Pharma Inc., a Health Canada certified Canadian company offering chemical analysis of pharmaceutical and other industrial samples.

On March 23, 2018, the Company formed NOX Pharmaceuticals, Inc., a Colorado company that now holds all of the patents and intellectual property pertaining to Sunshine Biopharma Inc.’s proprietary drugs including Adva-27a, a multi-purpose anti-tumor compound targeted for the treatment of multidrug resistant cancer.

On December 17, 2018, the Company launched its first over-the-counter product, Essential 9tm, a dietary supplement comprised of the nine amino acids which the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

The following are Sunshine Biopharma, Inc.’s subsidiaries:

●
NOX Pharmaceuticals Inc., a wholly owned Colorado company;
●
Sunshine Biopharma Canada Inc., a wholly owned Canadian company; and
●
Atlas Pharma Inc., a wholly owned Canadian company.

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (“Reverse Stock Split”).

The financial statements reflect the Reverse Stock Split on a retroactive basis and represent the consolidated activity of Sunshine Biopharma, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company"). The Company was originally formed for the purposes of conducting research, development and commercialization of drugs for the treatment of various forms of cancer. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

CASH AND CASH EQUIVALENTS

For  the  Balance  Sheets  and  Statements of Cash Flows,  all  highly  liquid investments with maturity of 90 days or less are  considered  to be cash equivalents.  The Company had a cash balance of $115,216 and $107,532 as of December 31, 2018 and December 31, 2017, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 or the equivalent in Canada.

PROPERTY AND EQUIPMENT

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2018 and 2017, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Their estimated useful lives are as follows:

Office Equipment:	5-7 Years
Laboratory Equipment	5 Years
Vehicles	5 Years

INTELLECTUAL PROPERTY RIGHTS - PATENTS

The cost of patents acquired is capitalized and is amortized over the remaining life of the patents.

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

The Company’s management determined that the expected cash flows would be less than the carrying amount of certain intangible assets; therefore an impairment loss was recognized in 2016. The impairment loss was calculated as the amount by which the carrying amount of the intangible assets exceeded fair value.

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018 the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For Canadian and US tax purposes, the Company’s 2015 through 2017 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

FUNCTIONAL CURRENCY

The U.S. dollar is the functional currency of the Company which is operating in the United States. The functional currency for the Company's Canadian subsidiaries is the Canadian dollar.

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

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions.

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2018 and 2017, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 – Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2018 and 2017.

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
December 31, 2018 and 2017

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

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the year ended December 31, 2018 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2018 and 2017.

COMMON STOCK

The Company completed a 20 to 1 reverse stock split of the $.001 par value Common Stock affective February 1, 2019. All shares in this filing have been restated to reflect the 20 to 1 reverse split.

REVENUE RECOGNITION

As of January 1, 2018, the Company adopted ASU No. 201409, “Revenue from Contracts with Customers” (ASU 201409). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified retospective basis. The adoption did not have an impact on the Company's financial statements. All of the revenues of the Company are generated by Atlas Pharma Inc., the Company's wholly owned Canadian subsidiary, which provides laboratory testing services. Performance obligations for testing services are recognized as revenue at a point in time on the date results are delivered to a customer which is when control is transferred.

Local governmental regulations require that companies recognize revenues upon completion of the work by issuing an invoice and remitting the applicable sales taxes (GST and QST) to the appropriate government agency. Atlas Pharma Inc.'s revenue recognition policy is in compliance with these local regulations.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 will be effective in fiscal years beginning after December 15, 2018 (with early adoption permitted). ASU 2016-02 mandates a modified retrospective transition method. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

DIRECTOR AND OFFICER COMPENSATION

For the period ended December 31, 2018, the Company issued 4,050,000 shares of par value $0.001 Common Stock valued at $429,300 or $0.106 per share and 5,700,000 shares of par value $0.001 Common Stock to the Board of Directors valued at $171,000 or $0.03 per share. During the year ended December 31, 2018 the Directors and officers were paid $154,915 in cash. Of this amount, $85,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

For the period ended December 31, 2017, the Company issued 2,100,000 of par value $0.001 Common Stock to the three Company officers valued at $336,000 or $0.16 per share. During the year ended December 31, 2017 the Directors and officers were paid $184,271 in cash. Of this amount, $147,695 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

LEGAL FEES

During the years ended December 31, 2018 and 2017, the legal fees incurred were related to services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission, patenting costs and one ongoing litigation.

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through April 12, 2019, which is the date the Financial Statements were available to be issued.

Note 3 – Going Concern

In the course of its life the Company has had limited operations and Working Capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes it can raise capital through equity sales and borrowing to fund its operations. Management believes this will contribute toward its subsequent profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 4 – Patents

The following is a summary of the patents held by the Company at December 31, 2018 and 2017:

On October 8, 2015, the Company acquired U.S. Patent Number 8,236,935 (the “US Patent”) for the Adva-27a anticancer compound from Advanomics Corporation (“Advanomics”), a related party, in exchange for an interest-free note payable for $4,320,000. Effective December 28, 2015, the parties executed an amendment pursuant to which this note payable for $4,320,000 was cancelled and replaced with a new interest-free convertible note having a face value of $210,519, comprised of $155,940 in principal amount which is the Advanomics book value of the US Patent, plus $54,579 as an adjustment for the currency exchange difference. The new note is automatically convertible into 4,048,449 shares of the Company’s Common Stock upon the Company increasing its authorized capital to a level that would permit the issuance of such shares.

On December 28, 2015, the Company acquired the remaining worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Adva-27a anticancer compound from Advanomics, a related party, in exchange for a note payable for $12,822,499. Effective December 28, 2015, the parties executed an amendment pursuant to which this note payable for $12,822,499 was cancelled and replaced with a new interest-free convertible note having a face value of $624,875, comprised of $462,870 in principal amount, which is the Advanomics book value of the Worldwide Patents, plus $162,005 as an adjustment for the currency exchange difference. The new note is automatically convertible into 12,016,823 shares of the Company’s Common Stock upon the Company increasing its authorized capital to a level that would permit the issuance of such shares.

In July 2016, the Company issued 16,065,271 shares of $0.001 par value Common Stock in exchange for the aforementioned patents related notes payable totaling $835,394. In 2016, the remaining value of these patents was impaired. The Company is however continuing development of the Adva-27a anticancer drug covered by these patents.

Note 5 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of $0.001 par value Common Stock and 30,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series “A” Preferred Stock (“Series A”). The Series A is convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the Common Stock. During the year ended December 31, 2015, the Company authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock (“Series B”). The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable. It has superior liquidation rights to the Common Stock at $0.10 per share and gives the holder the right to 1,000 votes per share. All shares of the Series B Preferred Stock are held by the CEO of the Company. Through December 31, 2018 and December 31, 2017, the Company has issued and outstanding a total of 85,652,400 and 45,936,825 shares of Common Stock, respectively. Through the same periods, the Company has issued and outstanding a total of -0- and -0- shares of Series A Preferred Stock and 500,000 and 500,000 shares of Series B Preferred Stock, respectively. Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its $0.001 par value Common Stock. All stock and price per share amounts in this report have been restated to reflect the 20 to 1 reverse split.

During the fiscal year ended December 31, 2018, the Company issued an aggregate of 39,715,575 shares of its Common Stock as follows:

●
1,000,000 shares for the acquisition of Atlas Pharma Inc.
●
1,456,737 shares for the purchase of laboratory and generic drugs warehouse equipment valued at $174,808
●
9,750,000 shares valued at $600,300 as compensation to the Company’s Directors and Officers
●
632,500 shares for services rendered to the Company by third parties valued at $75,800
●
26,876,338 shares valued at $1,589,099 connection with the conversion of $684,318 in debt and interest of $32,808 resulting in a $871,973 loss on conversion

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

During the fiscal year ended December 31, 2017, the Company issued an aggregate of 7,466,832 shares of its Common Stock as follows:

●
1,700,000 shares for cash in the amount of $100,000 Canadian or $78,312 US
●
550,208 shares for the purchase of laboratory and generic drugs warehouse equipment valued at $56,700
●
2,400,000 shares valued at $336,000 as compensation to the Company’s Directors and Officers
●
690,218 shares for services rendered to the Company by third parties valued at $77,000
●
2,126,406 shares valued at $128,451 in connection with the conversion of $48,500 in debt and interest of $3,022 resulting in a $76,929 loss on conversion.

The Company has declared no dividends since inception.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:
	2018	2017
Net (loss) attributable to Common Stock	$(2,156,155)	$(1,040,236)
Basic weighted average outstanding shares of Common Stock	60,936,164	43,634,280
Dilutive effects of common share equivalents	-0-	-0-
Dilutive weighted average outstanding shares of common stock	60,936,164	43,634,280
Net (loss) attributable to Common Stock	$(0.04)	$(0.02)

Note 7 – Income Taxes

The Company files a United States federal income tax return and a Canadian branch return on a calendar year basis.  The Company and its wholly-owned subsidiaries, Sunshine Biopharma Canada Inc. and Atlas Pharma Inc., have not generated taxable income since inception.

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	December 31, 2018		December 31, 2017
	Temporary Difference	Tax Effect	Temporary Difference	Tax Effect
Deferred tax assets:
Net operating loss US	$12,156,020	$2,997,675	$10,611,921	$3,932,778
Net operating loss Canada	298,661	80,041	266,498	71,421
Total	12,454,681	3,077,716	10,878,419	4,004,199
Valuation allowance	(12,454,681)	(3,077,716)	(10,878,419)	(4,004,199)
Total deferred tax asset	-0-	-0-	-0-	-0-
Net deferred tax asset	-0-	-0-	-	-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2018 and December 31, 2017, the Company had approximately $12,454,681 and $10,878,419 respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $3,077,716 and $4,004,199 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended December 31, 2018 and December 31, 2017 was approximately $926,483 and $342,693, respectively.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31,
	2018	2017
U.S. Federal statutory graduated rate	21.00%	34.00%
State income tax rate, net of federal benefit	4.12%	3.06%
Net rate	25.12%	37.06%

Net operating loss used	0.00%	0.00%
Net operating loss for which no tax benefit is currently available	-25.12%	-37.06%
	0.00%	0.00%

Canada Federal statutory rate	15.00%	15.00%
Canada Provincial rate	11.80%	11.80%
Net Canada rate	26.80%	26.80%

Net operating loss used (Canada)	0.00%	0.00%
Net operating loss for which no tax benefit is currently available (Canada)	-26.80%	-26.80%
	0.00%	0.00%

The Company’s income tax filings are subject to audit by various taxation authorities. The Company’s open audit periods are 2015, 2016, and 2017, although, the statute of limitations for the 2015 tax year will expire effective March 15, 2019. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 8 – Notes Payable

Notes payable consist of the following:

	2018	2017

A Note Payable having a Face Value of $24,012 at December 31, 2016 and accruing interest at 12% was due December 31, 2017 (“2016 Note”). On December 31, 2017, the Company renewed the 2016 Note, together with accrued interest of $2,573, for a 12-month period (“2017 Note”). On December 31, 2018 the Company renewed the 2017 Note, together with accrued interest of $2,881, for a 12-month period (“2018 Note”). The 2018 Note has a Face Value of $26,893 and accrues interest at 12%. The 2018 Note is nonconvertible.	$26,893	$24,012

On January 12, 2018 the Company received monies in exchange for a Note Payable having a Face Value of $102,000 with interest accruing at 8% is due October 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, together with accrued interest of $4,080 was converted in 2018 into 3,569,333 shares of Common Stock valued at $166,085 resulting in a loss of $60,005.
	$-0-	-0-

On February 7, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 8% is due February 7, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The note was paid off in 2018 in part by cash of $48,000 and the remainder, together with accrued interest of $5,073, was converted into 5,710,642 shares of Common Stock valued at $183,411 resulting in a loss of $76,338.
	$-0-	$-0-

On February 20, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $85,000 with interest accruing at 8% is due November 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, together with accrued interest of $3,400, was converted in 2018 into 4,376,238 shares of Common Stock valued at $281,663 resulting in a loss of $193,263.
	$-0-	$-0-

On May 29, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $26,750 with interest accruing at 8% is due February 29, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The note, together with accrued interest of $1,353, was converted into 4,003,265 shares of Common Stock valued at $192,157 resulting in a loss of $164,054.
	$-0-	$-0-

On June 27, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $53,000 with interest accruing at 8% is due April 15, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $2,137. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$53,000	$-0-

On August 17, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $53,000 with interest accruing at 8% is due April 15, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $1,557. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$53,000	$-0-

On September 10, 2018, the Company received monies in exchange for two Notes Payable having an aggregate Face Value of $36,500 with interest accruing at 8% are due June 20, 2019. Interest accrued at December 31, 2018 was $888.	$36,500	$-0-

On October 23, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $90,000 with interest accruing at 8% is due October 23, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $1,361. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$90,000	$-0-

On December 24, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8% is due October 23, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2018 was $153. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.	$87,000	$-0-

On April 1, 2017 the Company received monies in exchange for a Note Payable having a Face Value of $100,000 Canadian ($73,270US) at December 31, 2018 and ($79,710 US) at December 31, 2017 with interest payable quarterly at 9% is due April 1, 2019. The Note is convertible any time after issuance into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.012 US) per share. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.
	$73,270	$79,710

On August 3, 2017 the, Company received monies in exchange for a Note Payable having a Face Value of $ 80,000 with interest accruing at 8% is due August 3, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. A principal amount of $40,000 of this note plus accrued interest of $1,712 was converted in 2018 into 327,788 shares of Common Stock valued at $70,507 resulting in a loss of $28,795. The remaining principal amount of $40,000 together with accrued interest of $1,613 was paid in cash reducing the balance to $-0-	$-0-	$80,000

On August 21, 2017 the Company received monies in exchange for a Note Payable having a Face Value of $ 83,000 with interest accruing at 8% is due May 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, plus accrued interest of $3,419, was paid off in 2018.	$-0-	$83,000

On September 22, 2017 the Company received monies in exchange for a note having a Face Value of $ 62,000 with interest accruing at 8% is due June 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The note, together with accrued interest of $2,480 was converted in 2018 into 790,590 shares of Common Stock valued at $107,056 resulting in a loss of $42,576.	$-0-	$62,000

On October 26, 2017 the Company received monies in exchange for a Note Payable having a Face Value of $ 115,000 with interest accruing at 8% is due October 26, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The note, together with accrued interest of $6,126, was converted in 2018 into 2,921,146 shares of Common Stock valued at $208,661 resulting in a loss of $87,535.	$-0-	$62,000

On November 14, 2017, the Company received monies in exchange for a Note Payable having a Face Value of $ 113,000 with interest accruing at 8% is due November 14, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, together with accrued interest of $7,018 was converted in 2018 into 4,917,251 shares of Common Stock valued at $351,999 resulting in a loss of $231,981.	$-0-	$115,000

On December 1, 2017, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 Canadian ($38,568 US) at December 31, 2018 and ($39,855 US) at December 31, 2017 with interest accruing at 8% is due November 30, 2018. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Note, together with accrued interest of $1,566 was converted in 2018 into 260,000 shares of Common Stock valued at $27,560 resulting in a gain of $12,574.	$-0-	$113,000

Total Notes Payable	$419,663	$596,577

Interest expense for the years ended December 31, 2018 and 2017 was $159,420 and $79,674, respectively. The balance of interest payable at December 31, 2018 and 2017 was $9,291 and $9,215, respectively. Loss on conversion of notes payable for the years ended December 31, 2018 and 2017 was $871,973 and $76,929 respectively.

Note 9 – Notes Payable Related Party

Notes payable to related parties consist of the following:	2018	2017

A Note Payable held by a private individual who became a principal shareholder of the Company having a Face Value of $118,537 at September 30, 2017 and a  maturity date of December 31, 2017, accrues interest at 12%. The Note is convertible any time from the date of issuance into $0.001 par value Common Stock at a 35% discount from market price. On December 31, 2017 the Note together with accrued interest was renewed for a 12-month period under the same terms and conditions as before. The new Note has a Face Value of $122,093 and matures on December 31, 2018. On December 31, 2018 the Note, together with accrued interest of $14,651 was renewed for a 12-month period. The new Note has a Face value of $136,744 and matures on December 31, 2019. The new Note is nonconvertible. This individual ceased to be a principal shareholder of the Company in the third quarter of 2018
	$136,744	$122,093

In December 2016, the Company received monies from its CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12% due March 31, 2017. The note was convertible any time after the date of issuance into $0.001 par value Common Stock at a price 35% below market value. This note was collateralized by all of the assets of the Company. In the event of default, the interest rate will increased to 18% per annum and a penalty of $1,000 Canadian ($752 US) per day will accrue. On March 31, 2017, the note, together with accrued interest of $3,021 Canadian ($2,271 US) and an additional principal amount of $3,000 Canadian ($2,247 US) paid to the Company on March 28, 2017, was renewed for a 90-day period under the same terms and conditions as the original note. The new note now having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is nonconvertible. The new note now having a face value of $98,894 Canadian ($76,072US) is due on September 30, 2017. On September 30, 2017, the note, together with accrued interest of $2,991 Canadian ($2,397 US) was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is nonconvertible. The new note now having a principal balance of $101,885 Canadian ($81,640 US) matures December 31, 2017. On December 31, 2017 the note was renewed for a 12month period under the same terms and conditions as before except that this new note is unsecured and nonconvertible. The new note has a face value of $104,942 Canadian ($83,649 US) and matures on December 31, 2018. On December 31, 2018 the note was renewed for a 12-month period under the same terms and conditions as the previous note. The new note together with interest of $9,227, has a face value of $86,118 US ($117,535 CAD) and matures on December 31, 2019.
	86,118	83,649

On January 1, 2018 as part of the acquisition of Atlas Pharma Inc., the Company issued a note payable in the amount of $450,000 Canadian ($358,407 US) and accruing interest at the rate of 3% per annum. The note is due on December 31, 2023. Payments on this note are $10,000 Canadian (approximately $8,000 US) per quarter. The outstanding principal balance at December 31, 2018 was $310,079. The note is nonconvertible and is secured by the Atlas Pharma Inc. shares held by the Company. The holder of this note is currently a director and officer of Atlas Pharma Inc.	$310,079	$-0-

Total Notes Payable Related Party	$532,941	$205,742

Long-Term Portion	$289,847	$79,710

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 10 – Related Party Transactions

In addition to the transactions specified under Note 9 above, during the period ended December 31, 2018, the Company issued 4,050,000 shares of par value $0.001 Common Stock valued at $429,300 or $0.106 per share and 5,700,000 shares of par value $0.001 Common Stock to the Board of Directors valued at $171,000 or $0.03 per share. During the year ended December 31, 2018 the Directors and Officers were paid $154,915 in cash. Of this amount, $85,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

For the period ended December 31, 2017, the Company issued 2,100,000 of par value $0.001 Common Stock to the three Company officers valued at $336,000 or $0.008 per share. During the year ended December 31, 2017 the Directors and officers were paid $184,271 in cash. Of this amount, $147,695 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

During the year ended December 31, 2018, certain Directors of the Company made interest free cash advances to the Company totaling $49,349.

Note 11 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company had an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. In September 2018, 50,000 shares of the Company’s Common Stock valued at $5,900 were issued in exchange for cancellation of this royalty obligation.

Note 12 – Acquisition of Atlas Pharma Inc.

On January 1, 2018 the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held company. The purchase price for the shares was Eight Hundred Forty Thousand Dollars $848,000 Canadian ($676,748 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 1,000,000 shares of the Company’s Common Stock valued at $238,000 or $0.238 per share, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum. Atlas is a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas’ operations are authorized by a Drug Establishment License issued by Health Canada. Atlas is also registered with the FDA. The Company has performed analysis of the fair market value of Atlas Pharma Inc. assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$4,942
Accounts receivable	$79,508
Prepaids	$1,428
Property and equipment	$62,990
Goodwill	$665,697
Less: Liabilities assumed ($172,899 Canadian)	$(137,817)
Total consideration	$676,748

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

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

Note 14 – Commitments

The Company’s subsidiary, Atlas Pharma Inc., has entered into long-term lease agreements for the rental of buildings which call for minimum aggregate lease payments of $150,347 Canadian (approximately $115,767 US) and additional lease payments based on operating expenses. The lease expires on May 21, 2021. Minimum lease payments for the next three years are $62,213 (approximately $47,904 US) in 2019, $62,213 (approximately $47,904 US) in 2020, and $25,921 (approximately $19,959 US) in 2021.

Note 15 – Subsequent Events

On January 1, 2019, the Company paid $69,931 to pay off the principal ($53,000) and accrued interest ($16,931) on a note payable dated June 27, 2018.

On January 8, 2019, the Company received net proceeds of $50,500 in exchange for a note payable having a face value of $54,000 and accruing interest at the rate of 8% per annum. The note, due on January 8, 2020, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

On January 10, 2019, the Company received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on October 10, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

On February 5, 2019, the Company received net proceeds of $35,000 in exchange for a note payable having a face value of $37,450 and accruing interest at the rate of 8% per annum. The note, due on October 10, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

On February 11, 2019, the Company received net proceeds of $50,000 in exchange for a note payable having a face value of $52,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

On March 4 and 13, 2019 the holder of a note payable dated August 17, 2018 elected to convert $25,000 in principal into 3,696,581 shares of Common Stock leaving a principal balance of $28,000.

On March 18, 2019, the Company received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

On March 18, 2019, the Company received another $38,000 of net proceeds in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Operations Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2018, at reasonable assurance level, for the following reasons:

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

●
deficient revenue recognition policies;

●
inadequate internal controls with respect to inventory tracking and transactions; and

●
improper and lack of timely accounting for accruals such as prepaid expenses, accounts payable and accrued liabilities.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out April 1-10, 2018, management believes that, as of December 31, 2018, our internal control over financial reporting were ineffective based in part on the issues discussed above.

ITEM 9B.    OTHER INFORMATION

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	66	President, Chief Executive Officer, and Chairman

Dr. Abderrazzak Merzouki	55	Chief Operating Officer and Director

Camille Sebaaly	58	Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. To our best knowledge, all reports that were required to be filed were filed, though some were filed late.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the near future.

Committees of the Board of Directors

There are no committees of the Board of Directors but it is anticipated that we will establish an audit committee, nominating committee and governance committee once independent directors are appointed, which is expected to occur at such time as financing for our drug development program is secured, of which there are no assurances.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity, although we may choose to adopt a policy in the future.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)

Dr. Steve N. Slilaty,	2016	1,000		-	164,600	(1)	-	165,600
Chief Executive Officer and Director	2017	155,641	(2)	-	112,000	(3)	-	267,641
	2018	85,000	(4)	-	200,100	(5)	-	285,100

Camille Sebaaly,	2016	4,597		-	164,600	(1)	-	169,197
Chief Financial Officer and Director	2017	16,099		-	112,000	(3)	-	128,099
	2018	37,500		-	200,100	(5)	-	237,600

Dr. Abderrazzak Merzouki,	2016	-0-		-	164,600	(1)	-	164,600
Chief Operating Officer and Director	2017	12,531		-	112,000	(3)	-	124,531
	2018	32,415		-	200,100	(5)	-	232,515

(1)
In 2016, each member of our Board of Directors was issued 1,300,000 and 600,000 shares of our Common Stock valued at $80,600 and $84,000, respectively.
(2)
This includes $147,695 paid to Advanomics Corporation, a company controlled by our CEO.
(3)
In 2017, each member of our Board of Directors was issued 700,000 shares of our Common Stock valued at $112,000.
(4)
This amount was paid to Advanomics Corporation, a company controlled by our CEO.
(5)
In 2018, each member of our Board of Directors was issued 1,350,000 and 1,900,000 shares of our Common Stock valued at $143,100 and $57,000, respectively.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 87,041,289 Common Shares and 500,000 Series B Preferred Shares issued and outstanding as of the date of this Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Class	Percent of Voting Shares

Common	Dr. Steve N. Slilaty(1) 579 Rue Lajeunesse Laval, Quebec Canada H7X 3K4	16,619,930(2)	19.09%	2.83%
Series B Preferred		500,000,000(3)	0%	85.17%

Common	Camille Sebaaly(1) 14464 Gouin West, #B Montreal, Quebec Canada H9H 1B1	12,335,165(4)	14.17%	2.10%

Common	Dr. Abderrazzak Merzouki(1) 731 Place de l’Eeau Vive Laval, Quebec Canada H7Y 2E1	5,923,350	6.81%	1.01%

Common	All Officers and Directors As Group (3 persons)	534,878,445	40.07%	91.11%

(1)
Officer and Director.
(2)
Includes 10,750,712 shares held in the name of Advanomics Corporation. Dr. Slilaty is an officer, director and principal shareholder of Advanomics Corporation and, as a result, controls the disposition of these shares.
(3)
Comprised of 500,000 shares of $0.10 par value Series “B” Preferred Stock having 1,000 votes per share. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share.
(4)
Includes 6,474,447 shares held in the name of 4019318 Canada, Inc. Mr. Sebaaly is the sole officer and director of this company and, as a result, controls the disposition of these shares.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

On November 27, 2014, we issued a note payable in the principal amount of $128,000 to an individual who subsequently became a principal shareholder. The note accrues interest at 10% per annum and was convertible into shares of our Common Stock at a price of $0.20 per share. On June 30, 2015, we renewed this note with the addition of accrued interest of $7,540 and an origination fee of $25,600. The new Note had a face value of $161,140 and accrued interest at 12% per annum. The new note was due December 31, 2015 and was convertible any time from the date of issuance into shares of our Common Stock at a 35% discount from market price. On December 31, 2015, we again renewed this note with the addition of accrued interest amounting to $9,668 and an origination fee of $32,228. The new note now has a face value of $203,036 and accrues interest at 12% per annum. The new note was due June 30, 2016 and was convertible anytime from the date of issuance into shares of our Common Stock at a 35% discount from market price. In January 2016, $38,036 of the principal was converted, leaving a principal balance of $165,000. In connection therewith, 7,705,186 shares of our Common Stock, valued $231,156 were issued generating a loss on conversion of $193,120. On June 30, 2016, we renewed this note again with the addition of accrued interest amounting to $9,852. The renewed note had a face value of $174,852 and accrues interest at 12% per annum. It was due on March 31, 2017. In October 2016, $74,852 of the principal amount was converted, leaving a principal balance of $100,000. On March 31, 2017, the note’s principal balance of $100,000 plus accrued interest of $11,715 was renewed for a period of 90 days under the same terms and conditions as the previous note. The new note now had a face value of $111,715 and matured on June 30, 2017. On June 30, 2017, the note’s principal balance of $111,715 plus accrued interest of $3,342 was renewed for a period of 90 days under the same terms and conditions as its predecessor. The new note had a face value of $115,057 and matured on September 30, 2017. On September 30, 2017, the note’s principal balance of $115.057 plus accrued interest of $3,480 was renewed for a period of 90 days under the same terms and conditions as the previous note. The new note had a principal balance of $118,537 and matured on December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as the prior note. The new note has a face value of $122,093 and matures on December 31, 2018. On December 31, 2018 the note, together with accrued interest of $14,651 was renewed for a 12-month period. The new Note has a face value of $136,744 and matures on December 31, 2019. The new note is not convertible. In the third quarter of 2018, this individual ceased to be a principal shareholder of the Company.

In December 2016, we received monies from our CEO in exchange for a note payable having a principal amount of $90,000 Canadian ($67,032 US) with interest at 12%. The note was convertible any time after the date of issuance into shares of our Common Stock at a price 35% below market value. In addition, the note was collateralized by all our assets. On March 31, 2017, the note, together with all accrued interest thereon and an additional principal amount of $3,000 Canadian paid to us in March 2017, was renewed for a 90-day period under the same terms and conditions as the original note. The new note now having a face value of $96,021 Canadian ($72,198 US) was due on June 30, 2017. On June 30, 2017, the note, together with accrued interest of $2,873 Canadian ($2,005 US), was renewed for a 90-day period under the same terms and conditions as the original note except that the new note is nonconvertible. The new note now having a face value of $98,894 Canadian ($76,072US) was due on September 30, 2017. On September 30, 2017, the note, together with accrued interest of $2,991 Canadian ($2,397 US), was renewed for a 90-day period under the same terms and conditions as its predecessor. The new note now having a principal balance of $101,885 Canadian ($81,640 US) matured on December 31, 2017. On December 31, 2017 the note was renewed for a 12-month period under the same terms and conditions as before except that this new note is unsecured and now non-convertible. The new note has a face value of $104,942 Canadian ($83,649 US) and matures on December 31, 2018. On December 31, 2018 the note, together with accrued interest of $9,227, was renewed for a 12-month period under the same terms and conditions as the previous note. The new has a face value of $117,535 Canadian ($86,118 US) and matures on December 31, 2019.

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

              In 2016 and 2017 our principal place of business was located at 469 Jean-Talon West, 3rd Floor, Montreal, Quebec, Canada, H3N 1R4.  This was also the location of our former licensor, Advanomics Corporation, who provided this space to us on a rent-free basis.  Dr. Steve N. Slilaty, our Chief Executive Officer and a Director, is an Officer, Director and principal shareholder of Advanomics.  Starting January 1 2017 we assumed the lease from Advanomics until we moved on June 1, 2017.

During the year ended December 31, 2018, we issued an aggregate of 9,750,000 shares of our Common Stock valued at $600,300 to the members of our Board of Directors in equal amounts. During the year ended December 31, 2018 our Directors and Officers were paid $154,915 in cash. Of this amount, $85,000 was paid to Advanomics Corporation, a company controlled by our CEO.

During the year ended December 31, 2018, certain of our Directors made interest-free cash advances to us totaling $49,349. At December 31, 2018, the outstanding balance of these loans was $49,349.

During the fiscal ended December 31, 2017, we issued 2,100,000 shares of our Common Stock to our Board of Directors in equal amounts. These shares were valued at $336,000 or $0.16 per share. During the same period, our Directors and Officers were paid $184,271 in cash. Of this amount, $147,695 was paid to Advanomics Corporation, a company controlled by our CEO.

On January 1, 2018 as part of the acquisition of Atlas Pharma Inc., we issued a note payable in the amount of $450,000 Canadian ($358,407 US), accruing interest at the rate of 3% per annum. The note is due on December 31, 2023. Payments on this note are $10,000 Canadian (approximately $8,000 US) per quarter. The outstanding principal balance at December 31, 2018 was $310,079. The note is nonconvertible and is secured by the Atlas Pharma Inc. shares held by us. The holder of this note is currently a director and officer of Atlas Pharma Inc., now our wholly owned subsidiary.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Audit Fees	$81,198	$21,600
Tax Fees
All Other Fees
Total	$81,198	$21,600

Audit Fees. Consist of amounts billed for professional services rendered for the audit of Atlas Pharma Inc. for the years ended December 31, 2018 and 2017 and for our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2018 and 2017 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q..

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees.  Consists of amounts billed for services other than Audit Fees.

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

SUNSHINE BIOPHARMA, INC.

Dated: April 12, 2019	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2019.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Dr. Abderrazzak Merzouki
Dr. Abderrazzak Merzouki, Director