Form 10-Q
period 2019-03-31
Sunshine Biopharma, Inc
filed 2019-05-20
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of May 20, 2019, was 95,417,765 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Consolidated Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$95,129	$115,216
Accounts receivable	119,197	94,955
Inventory	13,237	-
Prepaid expenses	3,743	1,341
Total Current Assets	231,306	211,512

Non-Current Assets:		-
Equipment (net of $74,832 and $57,964 depreciation)	254,336	269,362
Patents (net of $58,918 amortization and $556,120 impairment)	-	-
Right-of-use assets	95,610	-
Goodwill	665,697	665,697
Total Non-Current Assets	1,015,643	935,059

TOTAL ASSETS	$1,246,949	$1,146,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable	745,397	419,663
Notes payable - related party	108,796	243,094
Related party advances	59,558	49,349
Accounts payable & accrued expenses	140,343	191,080
Interest payable	19,393	9,291
Lease liability	46,461	-
Total Current Liabilities	1,119,748	912,477

Long-Term Liabilities:
Lease liability	49,148	-
Related party note payable	289,825	289,847
Total Long-Term Liabilities	338,973	289,847

TOTAL LIABILITIES	1,458,721	1,202,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A $0.10 par value per share; Authorized 850,000 shares;
Issued and outstanding -0- shares at March 31, 2019 and December 31, 2018	-	-

Preferred Stock, Series B $0.10 par value per share; Authorized 500,000 shares;
Issued and outstanding 500,000 shares at March 31, 2019 and December 31, 2018	50,000	50,000

Common Stock, $0.001 per share; Authorized 3,000,000,000 shares;
Issued and outstanding 89,348,981 and 85,652,400 at March 31, 2019 and December 31, 2018	89,349	85,652
Reserved for issuance 158,945,360 at March 31, 2019

Capital paid in excess of par value	15,630,289	15,586,678
Accumulated Comprehensive Income (Loss)	(4,523)	(3,738)
Accumulated (Deficit)	(15,976,887)	(15,774,345)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(211,772)	(55,753)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,246,949	$1,146,571

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Condensed Statement Of Operations and Comprehensive Loss (Unaudited)

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2019	2018

Revenue:	$119,728	$91,168
Cost of Sales	84,866	100,819
Gross profit	34,862	(9,651)

General & Administrative Expenses:
Accounting	17,000	28,000
Consulting	11,076	4,118
Legal	32,656	27,485
Office	54,153	19,048
Officer & Director remuneration	40,201	77,787
Depreciation	579	6,08

Total General & Administrative	155,665	157,046

Income (Loss) from operations	(120,803)	(166,697)

Other Income (Expense):
Foreign exchange gain (loss)	(9,616)	14,868
Interest expense	(49,815)	(75,467)
Loss on debt conversions	(22,308)	(38,340)

Total Other Income (Expense)	(81,739)	(98,939)

Net Income (Loss)	$(202,542)	$(265,636)

Unrealized Gain (Loss) from foreign exchange translation	(785)	(2,738)

Comprehensive Income (Loss)	(203,327)	(268,374)

Basic (Loss) per Common Share	$0.00	$(0.01)

Weighted Average Common Shares Outstanding	86,094,708	47,080,329

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Condensed Statement Of Cash Flows (Unaudited)

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net (Loss)	$(202,542)	$(265,636)
Depreciation and amortization	16,475	6,740
Foreign exchange gain (loss)	9,616	(14,868)
Rent from ASC 842 lease calculation	3,389	-
Stock issued for payment interest	-	1,712
Loss on debt conversion	22,308	38,340
(Increase) in accounts receivable	(24,242)	(12,882)
(Increase) in inventory	(13,237)	-
(Increase) decrease in prepaid expenses	(2,402)	4,331
decrease in deposits	-	72,534
(decrease) in Accounts Payable & accrued expenses	(53,426)	(11,435)
Increase in interest payable	10,102	12,709

Net Cash Flows (Used) in Operations	(233,959)	(168,455)

Cash Flows From Investing Activities:
Cash paid for acquisition of subsidiary	-	(80,289)
Cash received from acquisition of subsidiary	-	4,942
Purchase of equipment	-	(4,783)

Net Cash Flows (Used) in Investing Activities	-	(80,130)

Cash Flows From Financing Activities:
Proceed from notes payables	249,500	356,885
Payment of notes payable	(53,767)	(130,908)
Advances from related parties	2,993	12,240
Payments to related parties	-	(1,163)
Note payable used to pay origionation fees & interest	15,930	11,500

Net Cash Flows Provided by Financing Activities	214,656	248,554

Net Increase (Decrease) in Cash and Cash Equivalents	(19,302)	(31)
Foreign currency translation adjustment	(785)	(2,738)
Cash and cash equivalents at beginning of period	115,216	107,532

Cash and cash equivalents at end of period	$92,129	$104,763

Supplementary Disclosure of Cash Flow Information:
Stock issued for services, licenses and other assets	$-	$484,100
Stock issued for note conversions including interest	$47,308	$95,052
Stock issued for acqusition of subsidiary	$-	$246,000
Cash paid for interest	$11,034	$9,428
Cash paid for income taxes	$-	$-

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

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

On January 1, 2018 the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held company. The purchase price for the shares was Eight Hundred Forty Eight Thousand Dollars $848,000 Canadian ($676,748 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 1,000,000 shares of the Company’s Common Stock valued at $238,000 or $0.238 per share, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum. Atlas is a certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas’ operations are authorized by a Drug Establishment License issued by Health Canada. Atlas is also registered with the FDA.

The Company has performed analysis of the fair market value of Atlas Pharma Inc. assets and liabilities. The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$4,942
Accounts receivable	$79,508
Prepaids	$1,428
Property and equipment	$62,990
Goodwill	$665,697
Less: Liabilities assumed ($172,899 Canadian)	$(137,817)

Total consideration	$676,748

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

In March 2018, the Company formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of the Company’s interest in the Adva27a anticancer drug to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

On December 17, 2018, the Company launched its first over-the-counter product, Essential 9tm, a dietary supplement comprised of the nine amino acids that the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (“Reverse Stock Split”).

The financial statements reflect the Reverse Stock Split on a retroactive basis and represent the consolidated activity of Sunshine Biopharma, Inc. and its subsidiaries (Sunshine Biopharma Canada Inc., Atlas Pharma Inc. and NOX Pharmaceuticals Inc.) herein collectively referred to as the "Company"). During the last three month period the Company has continued to raise money through the issuance of convertible debt.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s generics business and proprietary drug development program.

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited condensed financial statements of the Company for the three month periods ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2019. These financial statements should be read in conjunction with that report.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

Recently Issued Accounting Pronouncements

Recently issued amendments by the FASB are effective for fiscal years beginning after December 15, 2018, and should be applied prospectively on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, effective for annual reporting periods beginning on or after December 15, 2018, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. This update requires organizations to recognize lease assets and lease liabilities on the balance sheet with lease terms of more than 12 months and also disclose certain qualitative and quantitative information about leasing arrangements. The Company adopted this pronouncement on January 1, 2019.

Due to this pronouncement the balance sheet will show an asset reflecting the value of a Right-of-use asset and a current and long-term lease liability. The rent expense will be calculated based on this pronouncement and therefore not reflect the actual rent paid for the period by the Company.

At March 31, 2019 the Right-to-use-asset has a balance of $95,610. The current portion of the lease liability is $46,461 and the long-term portion is $49,148. The rent expense for the three month period ended March 31, 2019 is $15,027 which is $3,389 higher than the actual rent paid of $11,638.

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

Note 3 – Notes Payable

On June 27, 2018, the Company received net proceeds of $51,000 in exchange for a note payable having a face value of $53,000 and accruing interest at the rate of 8% per annum. The note, due on April 15, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. During January 2019, $69,930 was paid for a total of $53,000 in principal, $5,332 in accrued interest and $11,598 in additional interest.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

On August 17, 2018 the Company received net proceeds of $51,000 in exchange for a note payable having a face value of $53,000 and accruing interest at the rate of 8% per annum. The note, due on May 30, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. During March 2019, the holder of this note elected to convert a total of $25,000 in principal into 3,696,581 shares of $0.001 par value Common Stock leaving a principal balance of $28,000 and incurring a loss on conversion of $22,308.

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

On February 11, 2019, the Company received net proceeds of $50,000 in exchange for a note payable having a face value of $52,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On March 18, 2019, the Company received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On March 18, 2019, the Company received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

At March 31, 2019 and December 31, 2018, total accrued interest on Notes Payable was $19,393 and $9,291, respectively.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

Note 4 – Notes Payable - Related Party

On January 1, 2018 as part of the acquisition of Atlas Pharma Inc., the Company issued a note payable in the amount of $450,000 Canadian ($358,407 US) and accruing interest at the rate of 3% per annum. The note is due on December 31, 2023. Payments on this note are $10,000 Canadian (approximately $8,000 US) per quarter. The outstanding principal balance at March 31, 2019 was $310,670. The note is secured by the Atlas Pharma Inc. shares held by the Company.

In addition to the above, at March 31, 2019 the Company had a note payable held by the CEO of the Company having a principal amount of $87,951 and accrued interest of $2,548.

Note 5 – Stockholders’ Equity

During the three months ended March 31, 2019, the Company issued a total of 3,696,581 shares of $0.001 par value Common Stock for the conversion of outstanding notes payable, reducing the debt by $25,000 and interest payable by $-0- and generating a loss on conversion of $22,308.

The Company declared no dividends through March 31, 2019.

The following table shows the changes in shareholders’ equity:

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

	Three Months Ended
	2019	2018
Total beginning shareholders' (deficit)	$(55,753)	$(573,363)

Beginning and ending Series B preferred stock	50,000	50,000

Beginning common stock	85,652	45,937
Common stock issued	3,697	1,464
Ending common stock	89,349	47,401

Beginning additonal paid in capital	15,586,678	12,948,386
APIC increase from common stock issued	43,611	339,588
Ending additional paid in capital	15,630,289	13,287,974

Beginning other comprehensive income	(3,738)	504
Other comprehensive income (loss)	(785)	(2,738)
Ending other comprehensive income	(4,523)	(2,234)

Beginning accumulated deficit	(15,774,345)	(13,618,190)
Net (loss)	(202,542)	(265,636)
Ending accumulated deficit	(15,976,887)	(13,883,826)

Total ending shareholders' equity	$(211,772)	$(500,685)

Note 6 – Leases

The Company’s subsidiary, Atlas Pharma Inc. (Atlas), leases one facility under a 60 month, non-cancelable operating lease agreement (the “Lease”). The Lease expires on May 31, 2021 (remaining lease term of 2 years) and does not have a renewal option.

The Lease requires Atlas to pay additional rent for real estate taxes, insurance, and repairs. The Lease also requires the Company to provide a lien on all of furniture and equipment used at the facility.

The following is a maturity analysis of the annual undiscounted cash flows of the operating Lease liability as of March 31, 2019:

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

Year Ending December 31, 2019	$35,216
Year Ending December 31, 2020	$46,554
Year Ending December 31, 2021	$19,397

Total	$101,167

Less: Imputed Interest	$(5,557)

Total Lease Liability	$95,610

The following are total lease cost, cash flows, and discount rates for the three months period ended March 31,

	2019	2018
Operating lease cost	$11,638	$46,554
Variable lease cost	$3,389	$13,553

Total lease cost	$15,027	$60,107

Cash paid for amounts included in the measurement of lease liabilities	$11,638	-
Operating cash flows from operating leases	$11,638	-
Weighted-average discount rate - Operating leases	5.2%	-

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

Note 7 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260, “Earnings per Share”.

Note 8 – Goodwill

On January 1, 2018, the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. ("Atlas"), a Canadian privately held company. The purchase price for the shares was Eight Hundred Forty Eight Thousand Dollars ($848,000 Canadian ($676,748 US). The net book value of the assets acquired was $11,051. The remainder of the purchase price ($665,697) was applied to Goodwill.

Note 9 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

A deferred tax asset at each date has been offset by a 100% valuation allowance.

Note 10 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company has an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. In 2018 the Company issued 50,000 shares of its Common Stock valued at $5,900 in exchange for cancellation of this royalty obligation.

Note 11 – Related Party Transactions

In addition to the related party transactions detailed in Note 4 above, the Company paid its Officers and Directors cash compensation totaling $40,201 and $77,787 for the three month periods ended March 31, 2019 and 2018, respectively.

Note 12 – Revenue Recognition

As of January 1, 2018, the Company adopted ASU No. 201409, “Revenue from Contracts with Customers” (ASC 606). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified prospective basis. The adoption did not have an impact on the Company's financial statements. All of the revenues of the Company are generated by Atlas Pharma Inc., the Company's wholly owned Canadian subsidiary which provides laboratory testing services.

Local governmental regulations require that companies recognize revenues upon completion of the work by issuing an invoice and remitting the applicable sales taxes (GST and QST) to the appropriate government agency. Atlas Pharma Inc.'s revenue recognition policy is in compliance with these local regulations.

Sunshine Biopharma Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Period Ended March 31, 2019

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

Note 14 – Subsequent Events

On May 6, 2019 the holder of a note payable dated October 23, 2018 elected to convert $18,000 in principal and $765 in interest into 3,184,169 shares of Common Stock leaving a principal balance of $72,000.

On May 10, 2019 the holder of a note payable dated August 17, 2018 elected to convert $15,000 in principal into 2,884,615 shares of Common Stock leaving a principal balance of $13,000.

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

In October 2009, we acquired Sunshine Biopharma, Inc., a Colorado corporation holding an exclusive license (the “License”) to a new anticancer drug bearing the laboratory name, Adva-27a. As a result of this transaction we changed our name to “Sunshine Biopharma, Inc.” and our officers and directors resigned their positions with us and were replaced by Sunshine Biopharma, Inc.’s management at the time, including our current CEO, Dr. Steve N. Slilaty, and our current CFO, Camille Sebaaly each of whom remain part of our current management. Our principal business became that of a pharmaceutical company focusing on the development of our licensed Adva-27a anticancer compound. In December 2015 we acquired all issued and pending patents pertaining to our Adva-27a technology and terminated the License.

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

In January 2018, we acquired Atlas Pharma Inc. (“Atlas”), a Canadian company dedicated to chemical analysis of pharmaceutical and other industrial samples whose operations are authorized by a Drug Establishment License issued by Health Canada. Atlas has been generating revenues since its inception in September 2013. The majority of the revenues reported in our consolidated financial statements are a result of the Atlas operations.

In March 2018, we formed NOX Pharmaceuticals, Inc., a Colorado corporation, and assigned all of our interest in our Adva-27a anticancer compound to that company. NOX Pharmaceuticals, Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

In December 2018, we completed the development of a new dietary supplement which we trademarked Essential 9tm. This dietary supplement is an over-the-counter tablet comprised of the nine amino acids which the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, we completed a 20 to 1 reverse split of our $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “Reverse Stock Split”). All references in this report to our issued and outstanding Common Stock as well as the price per share of Common Stock are presented on a post Reverse Stock Split basis.

On March 12, 2019 Essential 9tm became available for sale on Amazon.ca and on March 23, 2019 we recorded our first revenues of Essential 9tm sales.

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

Atlas is a Health Canada certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Atlas has 9 full-time employees and generated revenues of $580,558 and $598,109 Canadian (approximately $447,000 and $478,000 US) in 2018 and 2017, respectively. Housed in a 5,250 square foot facility, Atlas’s operations are authorized by a Drug Establishment License (DEL) issued by Health Canada and are fully compliant with the requirements of Good Laboratory Practices (GLP). Atlas is also registered with the FDA. Atlas Pharma Inc.’s website address is www.atlaspharmainc.ca.

In June 2018, we acquired testing and other laboratory equipment as part of our plan to expand Atlas’ business operations. Part of the expansion will include hiring additional technical and sales personnel and offering microbiology and other sample testing capabilities.

Dietary Supplements Operations

In December 2018, we completed the development of Essential 9tm, the first in a line of essential micronutrients products that we are planning to launch. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9tm product. Our Essential 9tm dietary supplement tablets contain a balanced formula of the 9 Essential Amino Acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Sunshine Biopharma’s Essential 9tm provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. Essential 9tm is currently available on Amazon.com, Amazon.ca and soon other Amazon sites. Figure 5 below shows our 60-Tablet Essential 9tm product.

Figure 5

Results Of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

  During the three months ended March 31, 2019, we generated $119,728 in revenues, compared to $91,168 in revenues for the same three months period of 2018, an increase of $28,560. Nearly all of these revenues were generated from the operations of our new wholly owned subsidiary, Atlas Pharma Inc. (“Atlas”), which we acquired on January 1, 2018. The other component of the revenues generated during the three months ended March 31, 2019 were initial sales of our new dietary supplement, Essential 9tm, which was launched on March 12, 2019 ($206). The direct cost for generating these revenues was $84,866 for the period ended March 31, 2019 compared to $100,819 for the same period in 2018, a decrease of $15,953. The cost of revenues is comprised of Atlas related salaries, laboratory supplies, rent and depreciation.

On the whole, our gross profit increased to $34,862 for the period ended March 31, 2019 compared to a gross loss of $9,651 for the same period in 2018.

General and administrative expenses during the three month period ended March 31, 2019 were $155,665, compared to general and administrative expense of $157,178 incurred during the three month period ended March 31, 2018, a decrease of $1,513. While our overall general and administrative expenses remained relatively constant some of our expense categories saw an increase while others decreased. The expense categories that saw an increase included consulting fees by $6,958, legal fees by $5,171 and office expenses by $35,105. The increase in office expenses is due to administrative expenses associated with the acquisition of Atlas. The expense categories that saw a decrease included accounting by $11,000 and executive compensation by $37,586.

We also incurred $49,815 in interest expense during the three months ended March 31, 2019, compared to $75,467 in interest expense during the similar period in 2018. In addition, we incurred $22,308 in losses arising from debt conversion during the three months ended March 31, 2019, compared to $38,340 in losses from debt conversion during the similar period in 2018 as a result of decreased borrowings.

As a result, we incurred a net loss of $202,542 ($0.00 per share) for the three month period ended March 31, 2019, compared to a net loss of $265,636 ($0.01 per share) during the three month period ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash or cash equivalents of $95,129.

Net cash used in operating activities was $233,959 during the three month period ended March 31, 2019, compared to $168,455 for the three month period ended March 31, 2018.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our Proprietary Drug Development activities and expansion of our Generic Pharmaceuticals, Analytical Chemistry Services and Dietary Supplements operations as discussed above.

Cash flows provided by financing activities were $214,656 for the three month periods ended March 31, 2019, compared to $248,554 during the three months ended March 31, 2018.  Cash flows used in investing activities were $-0- for the three month period ended March 31, 2019 compared to $80,130 during the same three month period in 2018.

During the three months ended March 31, 2019, we issued a total of 3,696,581 shares of $0.001 par value Common Stock for the conversion of outstanding notes payable, reducing the debt by $25,000 and interest payable by $-0- and generating a loss on conversion of $22,308.

During the three month period ended March 31, 2018, we issued a total of 1,464,152 shares of our Common Stock. Of these, 464,152 shares valued at $95,052 were issued upon conversion of outstanding notes payable, reducing debt by $55,000 and interest payable by $1,712 and generating a loss on conversion of $38,340. In addition, we issued 1,000,000 shares of our Common Stock valued at $238,000 or $0.238 per share as part of the acquisition of Atlas Pharma Inc.

During the three months ended March 31, 2019, we entered into the following new debt arrangements:

●
On January 8, 2019, we received net proceeds of $50,500 in exchange for a note payable having a face value of $54,000 and accruing interest at the rate of 8% per annum. The note, due on January 8, 2020, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On January 10, 2019, we received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on October 10, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On February 5, 2019, we received net proceeds of $35,000 in exchange for a note payable having a face value of $37,450 and accruing interest at the rate of 8% per annum. The note, due on October 10, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On February 11, 2019, we received net proceeds of $50,000 in exchange for a note payable having a face value of $52,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On March 18, 2019, we received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

●
On March 18, 2019, we received another $38,000 of net proceeds in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. As a result, our future success will depend on the future availability of financing, among other things. Such financing will be required to enable us to expand our Analytical Chemistry Services business and further develop our Generic Pharmaceuticals operations and Proprietary Drug Development program. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $7 million ($2 million for the Analytical Chemistry and Generic Pharmaceuticals operations and $5 million for the Proprietary Drug Development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition. Our plan is to fund our Proprietary Drug Development Program, including Adva-27a, through the sales of Generic Drugs and Dietary Supplements if we are unable to find any additional financing. There are also no assurances that we will generate sufficient revenues and profits from our analytical chemistry services and products sales program to accomplish these objectives.

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

Following effectiveness of the Registration Statement, we will have the discretion to deliver puts to GHS and GHS will be obligated to purchase shares of our Common Stock, based on the investment amount specified in each put notice. The maximum amount that we are entitled to put to GHS in each put notice shall not exceed two hundred fifty percent (250%) of the average daily trading dollar volume of our Common Stock during the ten (10) trading days preceding the put date, so long as such amount does not exceed $300,000. Pursuant to the Equity Financing Agreement, GHS and its affiliates will not be permitted to purchase and we may not put shares of our Common Stock to GHS that would result in GHS’s beneficial ownership equaling more than 9.99% of our outstanding Common Stock. The price of each put share shall be equal to eighty one percent (81%) of the Market Price (as defined in the Equity Financing Agreement). Puts may be delivered by us to GHS until the earlier of thirty-six (36) months after the effectiveness of the Registration Statement or the date on which GHS has purchased an aggregate of $10,000,000 worth of Common Stock under the terms of the Equity Financing Agreement. Additionally, in accordance with the Equity Financing Agreement, we agreed to issue GHS a promissory note in the principal amount of $20,000 to offset transaction costs (the “Note”). The Note bears interest at the rate of 8% per annum, is not convertible and is due on June 30, 2019. On October 9, 2018, we filed a Registration Statement on Form S-1 and, as requested by the Commission, on October 31, 2018, we withdrew the same because our Common Stock is not currently trading on the OTCQB or a higher stock exchange. We are currently reviewing various remedy options

  On October 9, 2018, we filed a Registration Statement on Form S-1 and, as requested by the Commission, on October 31, 2018, we withdrew the same because our Common Stock is not currently trading on the OTCQB or a higher stock exchange. We are currently reviewing various remedy options.

Subsequent Events

On May 6, 2019 the holder of a note payable dated October 23, 2018 elected to convert $18,000 in principal and $765 in interest into 3,184,169 shares of Common Stock leaving a principal balance of $72,000.

On May 10, 2019 the holder of a note payable dated August 17, 2018 elected to convert $15,000 in principal into 2,884,615 shares of Common Stock leaving a principal balance of $13,000.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended March 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2018 we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against one of our existing shareholders residing in Quebec City (Canada) arising out of a possible equity investment intended to be completed by August 2018. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to us in an amount of approximately $200,000 Canadian (approximately $154,000 US). On April 1, 2019, a note payable held by the defendant having a face value of $100,000 Canadian (approximately $76,000 US) became due and payable. We have elected not to pay the amount due and to petition the courts to link this matter to the ongoing litigation. As of the date of this report we are awaiting a court date for the hearings to commence.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor have there been any claims threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the three months ended March 31, 2019, we issued a total of 3,696,581 shares of $0.001 par value Common Stock for the conversion of outstanding notes payable, reducing the debt by $25,000 and interest payable by $-0- and generating a loss on conversion of $22,308.

During the three month period ended March 31, 2018, we issued a total of 1,464,152 shares of our Common Stock. Of these, 464,152 shares valued at $95,052 were issued upon conversion of outstanding notes payable, reducing debt by $55,000 and interest payable by $1,712 and generating a loss on conversion of $38,340. In addition, we issued 1,000,000 shares of our Common Stock valued at $238,000 or $0.238 per share as part of the acquisition of Atlas Pharma Inc.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to issue these shares.

Other than reduction of debt from the conversion of the outstanding convertible notes described above and acquisition of Atlas Pharma Inc., we did not receive any direct proceeds from the issuance of these shares. The proceeds from the notes payable were used for the acquisition of Atlas Pharma Inc. and working capital.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2019.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer