Form 10-Q
period 2019-06-30
Sunshine Biopharma, Inc
filed 2019-08-15
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2019

Commission File Number: 000-52898

SUNSHINE BIOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

6500 Trans-Canada Highway
4th Floor
Pointe-Claire, Quebec, Canada H9R 0A5
 (Address of principal executive offices)

(514) 426-6161
(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SBFM	OTC Pink Sheets

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of August 14, 2019, was 133,285,058 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Unaudited Consolidated Balance Sheets
	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$37,277	$110,534
Accounts receivable	1,023	-
Inventory	18,193	-
Prepaid expenses	6,783	1,341
Deposits	7,590	-
Assets of discontinued operations	-	989,572
Total Current Assets	70,866	1,101,447

Equipment (net of $30,091 and $23,005 depreciation)	38,523	45,124
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$109,389	$1,146,571

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable	688,977	419,663
Notes payable - related party	89,808	243,094
Related party advances	27,869	20,871
Accounts payable & accrued expenses	84,377	115,826
Interest payable	34,660	9,291
Liability of discontinued operations	-	103,732
Total Current Liabilities	925,691	912,477

Long-Term Liabilities	-	289,847

TOTAL LIABILITIES	925,691	1,202,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Series A $0.10 par value per share; Authorized 850,000 shares;
Issued and outstanding -0- shares at June 30, 2019 and December 31, 2018	-	-

Preferred Stock, Series B $0.10 par value per share; Authorized 500,000 shares;
Issued and outstanding 500,000 shares at June 30, 2019 and December 31, 2018	50,000	50,000

Common Stock, $0.001 per share; Authorized 3,000,000,000 Shares;
Issued and outstanding 104,287,421 and 85,652,400 at June 30, 2019 and December 31, 2018, respectively	104,287	85,652

Capital paid in excess of par value	15,719,212	15,586,678
Accumulated Comprehensive Income (Loss)	(2,024)	(3,738)
Accumulated (Deficit)	(16,687,777)	(15,774,345)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(816,302)	(55,753)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$109,389	$1,146,571

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Operations and Comprehensive Income (Loss)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenues	$3,033	$-	$3,239	$-
Cost of revenues	1,460	-	1,572	-
Gross profit	1,573	-	1,667	-

General & Administrative Expenses:
Accounting	24,140	56,100	41,140	84,100
Consulting	10,940	27,800	22,016	27,800
Legal	6,313	31,600	38,969	59,085
Office	18,202	12,643	34,910	25,634
Officer & director remuneration	3,751	446,644	43,952	524,431
Rent	1,009	2,035	2,257	3,572
Depreciation	3,415	3,689	6,829	7,132
Total General & Administrative Expenses	67,770	580,511	190,073	731,754

Income (Loss) from operations	(66,197)	(580,511)	(188,406)	(731,754)

Other Income (Expense):
Foreign exchange gain (loss)	(3,440)	10,016	(13,056)	24,884
Interest expense	(18,342)	(23,981)	(64,639)	(95,364)
Loss on debt conversions	(42,786)	(55,245)	(65,094)	(93,585)
Total Other Income (Expense)	(64,568)	(69,210)	(142,789)	(164,065)

Income (Loss) before income taxes	(130,765)	(649,721)	(331,195)	(895,819)

Income tax provision	-	-	-	-

Income (Loss) from continuing operations	(130,765)	(649,721)	(331,195)	(895,819)
Net Income (Loss) from discontinued operations	(580,125)	5,413	(582,237)	(14,125)
Net Income (Loss)	(710,890)	(644,308)	(913,432)	(909,944)

Unrealized gain (loss) from foreign exchange translation	2,499	(4,056)	1,714	(5,786)

Comprehensive Income (Loss)	$(708,391)	$(648,364)	$(911,718)	$(915,730)

Basic and diluted loss from continuing operations per common share	$0.00	$0.01	$0.00	$0.02

Basic and diluted loss from discontinued operations per common share	$0.01	$0.00	$0.01	$0.00

Basic and diluted loss per common share	$0.01	$0.01	$0.01	$0.02

Weighted Average Common Shares Outstanding (Basic and Diluted)	99,472,983	50,018,580	92,820,802	48,557,571

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement Of Cash Flows
	6 Months	6 Months
	Ended	Ended
	June 30,	June 30,
	2019	2018
Cash Flows From Operating Activities:
Net (Loss)	$(913,432)	$(909,944)
Depreciation and amortization	6,829	7,132
Foreign exchange gain (loss)	13,056	(24,884)
Stock issued for licenses, services & other assets	-	505,100
Stock issued for interest	3,841	7,886
Loss on debt conversion	65,094	93,585
Interest forgiven	(720)	(247)
Loss on disposition of subsidiary	582,237
(Increase) decrease in accounts receivable	(1,023)	-
(Increase) in inventory	(18,193)
(Increase) decrease in prepaid expenses	(5,442)	9,393
(Increase) decrease in deposits	(7,590)	72,534
Increase (decrease) in Accounts Payable & accrued expenses	(31,449)	(11,557)
Increase (decrease) in interest payable	25,369	25,119

Net Cash Flows (Used) in Operations	(281,423)	(225,883)

Cash Flows From Investing Activities:
Cash paid for acquisition of subsidiary	-	(80,289)
Advanced to discontinued operations	(12,491)	-
Purchase of equipment	(485)	(22,370)

Net Cash Flows (Used) in Investing Activities	(12,976)	(102,659)

Cash Flows From Financing Activities:
Proceed from notes payables	249,500	381,885
Payment of notes payable	(53,000)	(146,184)
Advances from related parties	6,998	12,240
Note payable used to pay origination fees & interest	15,930	15,250

Net Cash Flows Provided by Financing Activities	219,428	263,191

Net Increase (Decrease) In Cash and Cash Equivalents	(74,971)	(65,351)
Foreign currency translation adjustment	1,714	(5,786)
Cash and Cash Equivalents at beginning of period	110,534	107,532

Cash and Cash Equivalents at end of period	$37,277	$36,395

Supplementary Disclosure Of Cash Flow Information:
Stock issued for services, licenses and other assets	$-	$484,100
Stock issued for note conversions including interest	$151,169	$95,052
Stock issued for acquisition of subsidiary	$-	$246,000
Note payable cancelled upon disposal of subsidiary	$315,785	$-
Cash paid for interest	$11,034	$9,428
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Six Month Interim Periods Ended June 30, 2019 and 2018

Note 1 – Nature of Business and Basis of Presentation

Sunshine Biopharma, Inc. (the "Company") was originally incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006 in the State of Colorado. Until October 2009, the Company was operating as a business consultancy firm. Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. was holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a. Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development of the licensed Adva-27a anticancer drug.

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

On January 1, 2018 the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held analytical chemistry company. The purchase price for the shares was Eight Hundred Forty Eight Thousand Dollars $848,000 Canadian ($676,748 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 1,000,000 shares of the Company’s Common Stock valued at $238,000 or $0.238 per share, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum.

Effective April 1, 2019, the Company re-assigned all of its stock in Atlas back to the original owner in exchange for the Atlas related debt. The loss on the disposition was $580,125.

In March 2018, the Company formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of the Company’s interest in the Adva27a anticancer drug to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

On December 17, 2018, the Company launched its first over-the-counter product, Essential 9tm, a dietary supplement comprised of the nine essential amino acids that the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “Reverse Stock Split”).

The Company's financial statements reflect the Reverse Stock Split on a retroactive basis and represent the consolidated activity of Sunshine Biopharma, Inc. and its subsidiaries (Sunshine Biopharma Canada Inc. and NOX Pharmaceuticals Inc.) herein collectively referred to as the "Company". During the last six month period the Company has continued to raise money through the issuance of convertible debt.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s generics business and proprietary drug development program.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and six month periods ended June 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2019. These financial statements should be read in conjunction with that report.

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

Discontinued Operations

Effective April 1, 2019 the Company disposed of its Atlas Pharma Inc. subsidiary. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the lab testing operations, are presented separately in the Company's financial statements. Summarized financial information for the discontinued business is shown below. Prior period balances have been reclassified to present the operations of the lab testing business as a discontinued operation.

Discontinued Operations Income Statement:

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenues	$-	$107,250	$119,522	$198,418
Cost of revenues	-	88,544	81,920	184,991
Gross profit	-	18,706	37,602	13,427

General & Administrative Expenses	-	9,146	36,196	19,321
Gain (Loss) from operations	-	9,560	1,406	(5,894)

Other income (expense) - Interest	-	(4,147)	(3,518)	(8,231)

Net Income (Loss) from operations	$-	$5,413	$(2,112)	$(14,125)

Loss on Disposal	$(580,125)	$-	$(580,125)	$-

Total Net Income (Loss) from Discontinued Operations	$(580,125	$5,413	$(582,237)	$(14,125)

The individual assets and liabilities of the discontinued lab testing business are in the captions "Assets of Discontinued Operation" and "Liabilities of Discontinued Operation" in the Consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet:

	Unaudited	Unaudited
	June 30,	December 31,
	2019	2018

ASSETS

Current Assets:
Cash and cash equivalents	$-	$4,682
Accounts receivable	-	94,955
Total Current Assets	-	99,637

Equipment (net of $ 0 and $34,959 depreciation	-	224,238
Goodwill	-	665,697

TOTAL ASSETS	-	$989,572

LIABILITIES

Current Liabilities:
Notes payable	-	4,657
Notes payable - related party	-	18,230
Related party advances	-	10,248
Accounts payable & accrued expenses	-	70,597
Total Current Liabilities	-	103,732

TOTAL LIABILITIES	$-	$103,732

Discontinued Operations Cash Flows:

Cash flows used in discontinued operations for the six months ended June 30, 2019 and 2018 were $8,510 and $17,342, respectively. There were no cash flows used in or provided by investing activities during those periods.

Note 2 – Going Concern and Liquidity

As of June 30, 2019, and December 31, 2018, the Company had $37,277 and $110,534 in cash on hand respectively, and limited revenue-producing business and other sources of income. Additionally, as of June 30, 2019, the Company had outstanding liabilities totaling $925,691 and $70,866 in current assets.

In the Company’s financial statements for the fiscal years ended December 31, 2018, and 2017, the Reports of the Independent Registered Public Accounting Firm include an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on the Company’s current financial projections, management believes it does not have sufficient existing cash resources to fund its current limited operations.

It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

Note 3 – Notes Payable

On June 27, 2018, the Company received net proceeds of $51,000 in exchange for a note payable having a face value of $53,000 and accruing interest at the rate of 8% per annum. The note was due on April 15, 2019. During January 2019, the Company paid off this note by issuing payment in the amount of $69,930 for $53,000 in principal, $5,332 in accrued interest and $11,598 in additional interest.

On August 17, 2018 the Company received net proceeds of $51,000 in exchange for a note payable having a face value of $53,000 and accruing interest at the rate of 8% per annum. The note was due on May 30, 2019, was convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Through June 2019 the holder of this note elected to convert a total of $53,000 in principal and $ 1,700 in accrued interest into 11,323,131 shares of $0.001 par value Common Stock valued at $99,101 leaving balance of $420 in accrued interest and incurring a loss on conversion of $44,401. The remaining balance of $420 was paid off in July 2019.

On October 23, 2018 the Company received net proceeds of $85,500 in exchange for a note payable having a face value of $90,000 and accruing interest at the rate of 8% per annum. The note, due on October 23, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Through June 2019 the holder of this note elected to convert a total of $30,000 in principal and $1,376 in accrued interest into 7,311,890 shares of $0.001 par value Common Stock valued at $52,068 leaving a principal balance of $60,000 and incurring a loss on conversion of $20,692.

On December 24, 2018 the Company received net proceeds of $80,000 in exchange for a note payable having a face value of $87,000 and accruing interest at the rate of 8% per annum. The note, due on December 24, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

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

At June 30, 2019 and December 31, 2018, total accrued interest on Notes Payable was $34,660 and $9,291, respectively.

Note 4 – Notes Payable - Related Party

On January 1, 2018 as part of the acquisition of Atlas Pharma Inc., the Company issued a note payable in the amount of $450,000 Canadian ($358,407 US) and accruing interest at the rate of 3% per annum. The note was due on December 31, 2023. Payments on this note were $10,000 Canadian (approximately $8,000 US) per quarter. The note was secured by the Atlas Pharma Inc. shares held by the Company. Effective April 1, 2019 the Company re-assigned all of the Atlas shares back to the seller and as a result this note was cancelled.

In addition to the above, at June 30, 2019 the Company had a note payable held by the CEO of the Company having a principal amount of $89,808 and accrued interest of $5,242. The note is unsecured, non-convertible and accrues interest at 12%. It matures on December 31, 2019.

Note 5 – Shareholders’ Equity

During the six months ended June 30, 2019 the Company issued a total of 18,635,021 shares of $0.001 par value Common Stock for the conversion of outstanding notes payable, reducing the debt by $83,000 and interest payable by $3,841 and generating a loss on conversion of $65,093.

The Company declared no dividends through June 30, 2019.

The following table shows the changes in shareholders’ equity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Total beginning Shareholders' Equity (Deficit)	$(211,772)	$(500,685)	$(55,753)	$(573,363)

Beginning and ending Series B Preferred Stock	50,000	50,000	50,000	50,000

Beginning Common Stock	89,349	47,401	85,652	45,937
Common Stock issued	14,938	7,804	18,635	9,268
Ending Common Stock	104,287	55,205	104,287	55,205

Beginning additonal paid in capital (APIC)	15,630,289	13,287,974	15,586,678	12,948,386
APIC increase from Common Stock issued	88,923	867,091	132,534	1,206,679
Ending additional paid in capital	15,719,212	14,155,065	15,719,212	14,155,065

Beginning other comprehensive income (loss)	(4,523)	(2,234)	(3,738)	504
Other comprehensive income (loss)	2,499	(6,032)	1,714	(8,770)
Ending other comprehensive income (loss)	(2,024)	(8,266)	(2,024)	(8,266)

Beginning retained deficit	(15,976,887)	(13,883,826)	(15,774,345)	(13,618,190)
Net (loss)	(710,890)	(644,308)	(913,432)	(909,944)
Ending retained deficit	(16,687,777)	(14,528,134)	(16,687,777)	(14,528,134)

Total ending Shareholders' Equity (Deficit)	$(816,302)	$(276,130)	$(816,302)	$(276,130)

Note 6 – Earnings (Loss) Per Share

Earnings (loss) per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260, “Earnings per Share”.

Note 7 – Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

A deferred tax asset at each date has been offset by a 100% valuation allowance.

Note 8 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company had an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. In May 2018, the Company issued 50,000 shares of its Common Stock valued at $5,900 in exchange for cancellation of this royalty obligation.

Note 9 – Related Party Transactions

In addition to the related party transactions detailed in Note 4 above, the Company paid its Officers and Directors cash and stock compensation totaling $3,751 and $446,644 for the three months ended June 30, 2019 and 2018 and $43,952 and $524,431 for the six month periods ended June 30, 2019 and 2018, respectively.

Note 10 – Revenue Recognition

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

Local governmental regulations require that companies recognize revenues upon completion of the work by issuing an invoice and remitting the applicable sales taxes (GST and QST) to the appropriate government agency. The Company’s revenue recognition policy is in compliance with these local regulations.

Note 11 – Accounts Receivable

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

Note 12 – Subsequent Events

On July 2, 2019 the Company received net proceeds of $38,000 in exchange for a convertible note payable having a face value of $40,000 and accruing interest at the rate of 8% per annum.

On July 23, 2019 the holder of a note payable dated October 23, 2018 elected to convert a total of $15,000 in principal and $894 in accrued interest into an aggregate of 8,150,897 shares of Common Stock leaving a principal balance of $45,000.

On July 25 and August 12, 2019 the holder of a note payable dated January 10, 2019 elected to convert a total of $18,068 in principal into an aggregate of 10,246,740 shares of Common Stock leaving a principal balance of $22,592 and accrued and unpaid interest of $1,693.

On July 26, 2019 the Company received net proceeds of $47,500 in exchange for a convertible note payable having a face value of $50,000 and accruing interest at the rate of 8% per annum.

On July 31, 2019 the Company issued 4,600,000 shares of Common Stock to a non-related party for consulting services rendered to the Company through June 2019.

On August 13, 2019 the holder of a note payable dated February 11, 2019 elected to convert $9,600 in principal into 6,000,000 shares of Common Stock leaving a principal balance of $42,400.

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

In January 2018, we acquired Atlas Pharma Inc. (“Atlas”), a Canadian privately held analytical chemistry company offering sample testing services to the pharmaceutical and other industrial sectors. Effective April 1, 2019, we assigned all of our interest in the Atlas securities back to the seller in exchange for the Atlas related debt.

In March 2018, we formed NOX Pharmaceuticals, Inc., a Colorado corporation, and assigned all of our interest in our Adva-27a anticancer compound to that company. NOX Pharmaceuticals, Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

In December 2018, we completed the development of a new dietary supplement which we trademarked Essential 9tm. This dietary supplement is an over-the-counter tablet comprised of the nine essential amino acids which the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, we completed a 20 to 1 reverse split of our $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “Reverse Stock Split”). All references in this report to our issued and outstanding Common Stock as well as the price per share of Common Stock are presented on a post Reverse Stock Split basis.

On March 12, 2019 Essential 9tm became available for sale on Amazon.ca and later on Amazon.com in the United States and elsewhere around the world. On March 23, 2019 we recorded our first revenues of Essential 9tm sales.

On April 30, 2019, we were issued United States Patent Number: 10,272,065, a new patent extending proprietary coverage of our Adva-27a anticancer drug until 2033.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. Our phone number is (514) 426-6161and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Plan of Operation

Despite the fact that we currently are generating revenue, we have elected to include a Plan of Operation to discuss our ongoing business activities.

Proprietary Drug Development Operations

Since inception, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma is direct owner of all issued and pending worldwide patents pertaining to Adva-27a including U.S. Patent Numbers 8,236,935 and 10,272,065.

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

Figure 4

We currently have a number of additional Generic Pharmaceuticals under review for in-licensing. No assurances can be provided that we will acquire the rights to all or any of these generic drugs. We believe that a larger product portfolio will provide us with more opportunities and a greater reach into the marketplace. We hope to further build our generics portfolio of “SBI” label Generic Pharmaceuticals over time. There are no assurances this will occur.

Various publicly available sources indicate that the worldwide sales of generic pharmaceuticals are approximately $200 billion per year. In the United States and Canada, the sales of generic pharmaceuticals are approximately $50 billion and $5 billion, respectively. The generic pharmaceuticals business is very competitive. There are several multinational players in the field including Teva (Israel), Novartis - Sandoz (Switzerland), Hospira (USA), Mylan (Netherlands), Sanofi (France), Fresenius Kabi (Germany) and Pharmascience (Canada). While no assurances can be provided, with our offering of Canadian approved products we believe that we will be able to access at least a small percentage of the generic pharmaceutical marketplace.

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

Figure 5

Results Of Operations

Comparison of Results of Operations for the Six Months ended June 30, 2019 and 2018

During the six months ended June 30, 2019, we generated revenues of $3,239 from the sale of products generated by our Dietary Supplements Operations which we launched in March 2019. The direct cost for generating these revenues was $1,572. We did not generate any revenues during the comparable period in 2018.

General and Administrative Expenses during the six months ended June 30, 2019 was $190,073, compared to $731,754 during the six months ended June 30, 2018, a decrease of $541,678. The reason for this relatively large decrease was an effort to reduce expenses across the board. Specifically, executive compensation decreased by $480,479, accounting by $42,960, legal by $20,116 and consulting by $5,784. The only category that saw an increase was office expenses which increased by $9,276 as a result of our continuing effort to raise capital to fund our proprietary drug development program.

We incurred $65,094 in losses arising from debt conversion during the six months ended June 30, 2019, compared to $93,585 in losses from debt conversion during the similar period in 2018. We also incurred $64,639 in interest expense during the six months ended June 30, 2019, compared to $95,364 in interest expense during the similar period in 2018. The decrease in both of these two expense categories was a result of some convertible notes having been paid off or reduced prior to maturity. In addition, we incurred a loss of $582,237 during the six months ended June 30, 2019, compared to $14,125 in losses from discontinued operations during the similar period in 2018 as a result of termination of our Analytical Chemistry Services Operations and sale of Atlas Pharma Inc.

As a result, we incurred a Net Loss of $913,432 ($0.01 per share) for the six month period ended June 30, 2019, compared to a Net Loss of $909,944 ($0.02 per share) during the six month period ended June 30, 2018.

Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, we generated $3,033 in revenues, compared to $-0- revenues for the same three months period of 2018. All of these revenues were generated from our newly launched Dietary Supplements Operations. The direct cost for generating these revenues was $1,460.

General and Administrative Expenses during the three month period ended June 30, 2019 were $67,770, compared to General and Administrative Expenses of $580,511 incurred during the three month period ended June 30, 2019, a decrease of $512,741. The reason for this relatively large decrease was an effort to reduce expenses across the board. Specifically, Executive Compensation decreased by $442,893, Accounting by $31,960, Legal Fees by $25,287 and Consulting by $16,860. The only category that saw an increase was Office Expenses which increased by $5,559 as a result of our continuing effort to raise capital to fund our proprietary drug development program.

We incurred $18,342 in interest expense during the three months ended June 30, 2019, compared to $23,981 in interest expense during the similar period in 2018. We also incurred $42,786 in losses arising from debt conversion during the three months ended June 30, 2019, compared to $55,245 in losses from debt conversion during the similar period in 2018. Both of these decreases were a result of decreased borrowings or prepayment of principal balances prior to maturity. In addition, we incurred a loss of $580,125 during the three months ended June 30, 2019, compared to $5,413 in income from discontinued operations during the similar period in 2018 as a result of termination of our Analytical Chemistry Services Operations and sale of Atlas Pharma Inc.

As a result, we incurred a Net Loss of $710,890 ($0.01 per share) for the three month period ended June 30, 2019, compared to a Net Loss of $644,308 ($0.01 per share) during the three month period ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash or cash equivalents of $37,277.

Net cash used in Operating Activities was $281,423 during the six month period ended June 30, 2019, compared to $225,883 for the six month period ended June 30, 2018.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our Proprietary Drug Development activities and expansion of our Generic Pharmaceuticals, and Dietary Supplements operations as discussed above.

Cash flows provided by Financing Activities were $219,428 for the six month period ended June 30, 2019, compared to $263,191 during the six months ended June 30, 2018.  Cash Flows used in Investing Activities were $12,976 for the six month period ended June 30, 2019 compared to $102,659 during the same six month period in 2018.

During the six months ended June 30, 2019, we issued a total of 18,635,021 shares of $0.001 par value Common Stock for the conversion of outstanding notes payable, reducing the debt by $83,000 and interest payable by $3,841 and generating a loss on conversion of $65,094.

During the six months ended June 30, 2019, we entered into the following new debt arrangements:

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

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. As a result, our future success will depend on the future availability of financing, among other things. Such financing will be required to enable us to expand our Dietary Supplements business and further develop our Generic Pharmaceuticals operations and Proprietary Drug Development program. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $7 million (approximately $2 million for the Dietary Supplements and Generic Pharmaceuticals operations and approximately $5 million for the Proprietary Drug Development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition. Our plan is to fund our Proprietary Drug Development Program through the sales of Generic Drugs and Dietary Supplements if we are unable to find any additional financing. There are also no assurances that we will generate sufficient revenues and profits from our products sales program to accomplish these objectives.

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

Subsequent Events

On July 2, 2019 we received net proceeds of $38,000 in exchange for a convertible note payable having a face value of $40,000 and accruing interest at the rate of 8% per annum.

On July 23, 2019 the holder of a note payable dated October 23, 2018 elected to convert a total of $15,000 in principal and $894 in accrued interest into an aggregate of 8,150,897 shares of Common Stock leaving a principal balance of $45,000.

On July 25, 2019 the holder of a note payable dated January 10, 2019 elected to convert $8,500 in principal into 4,358,974 shares of Common Stock leaving a principal balance of $32,160 and accrued and unpaid interest of $1,693.

On July 26, 2019 we received net proceeds of $47,500 in exchange for a convertible note payable having a face value of $50,000 and accruing interest at the rate of 8% per annum.

On July 31, 2019 the Company issued 4,600,000 shares of Common Stock to a non-related party for consulting services rendered to the Company through June 2019.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2019, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the six month period ended June 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 During the six months ended June 30, 2019, we issued a total of 18,635,021 shares of $0.001 par value Common Stock for the conversion of outstanding notes payable, reducing the debt by $83,000 and interest payable by $3,841 and generating a loss on conversion of $65,094. In addition, we issued 1,000,000 shares of our Common Stock valued at $238,000 or $0.238 per share as part of the acquisition of Atlas Pharma Inc. which we divested effective April 1, 2019.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2019.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer