Form 10-Q
period 2019-09-30
Sunshine Biopharma, Inc
filed 2019-11-13
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2019

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of November 13, 2019, was 520,130,745 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Unaudited Consolidated Balance Sheets
	September 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$81,973	$110,534
Inventory	17,778	-
Prepaid expenses	3,155	1,341
Deposits	7,590	-
Assets of discontinued operations	-	989,572
Total Current Assets	110,496	1,101,447

Equipment (net of $33,479 and $23,005 depreciation, respectively)	35,839	45,124
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$146,335	$1,146,571

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable	662,917	419,663
Notes payable - related party	88,751	243,094
Advances - related party	27,541	20,871
Accounts payable & accrued expenses	64,829	115,826
Interest payable	45,153	9,291
Liability of discontinued operations	-	103,732
Total Current Liabilities	889,191	912,477

Longterm Liabilities	-	289,847

TOTAL LIABILITIES	889,191	1,202,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Series A $0.10 par value per share; Authorized 850,00 shares;
Issued and outstanding -0- shares at September 30, 2019 and December 31, 2018	-	-

Preferred Stock, Series B $0.10 par value per share; Authorized 500,000 shares;
Issued and outstanding 500,000 shares at September 30, 2019 and December 31, 2018	50,000	50,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 shares;
Issued and outstanding 311,426,060 and 85,652,400 at September 30, 2019 and December 31, 2018, respectively	311,426	85,652

Capital paid in excess of par value	15,935,875	15,586,678
Accumulated comprehensive income	(2,139)	(3,738)
Accumulated (Deficit)	(17,038,018)	(15,774,345)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(742,856)	(55,753)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$146,335	$1,146,571

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statements Of Operations and Comprehensive Income (Loss)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Sales:	$7,326	$-	$10,565	$-
Cost of sales	5,293	-	6,865	-
Gross profit	2,033	-	3,700	-

General & Administrative Expenses:
Accounting	16,402	10,473	57,542	94,573
Consulting	48,222	-	70,238	27,800
Legal	13,219	24,663	52,188	83,748
Office	17,035	36,960	51,945	62,594
Officer & director remuneration	90,600	212,000	134,552	736,431
Rent	518	1,544	2,775	5,116
Research & development	15,204	-	15,204	-
Depreciation	3,473	3,185	10,302	10,317
Total General & Administrative Expenses	204,673	288,825	394,746	1,020,579

Income (Loss) from operations	(202,640)	(288,825)	(391,046)	(1,020,579)

Other Income (Expense):
Interest income	5	-	5	-
Foreign exchange gain (loss)	961	(11,700)	(12,095)	13,184
Interest expense	(27,847)	(20,546)	(92,486)	(115,910)
Loss on debt conversions	(120,720)	(591,763)	(185,814)	(685,348)
Total Other Income (Expense)	(147,601)	(624,009)	(290,390)	(788,074)

Income (Loss) before income taxes	(350,241)	(912,834)	(681,436)	(1,808,653)

Income taxes	-	-	-	-
Income (Loss) from continuing operations	(350,241)	(912,834)	(681,436)	(1,808,653)

Income (Loss) from discontinued operations	-	5,278	(582,237)	(8,847)

Net Income (Loss)	$(350,241)	$(907,556)	$(1,263,673)	$(1,817,500)

Unrealized gain (loss) from foreign exchange translation	(115)	12,002	1,599	3,232
Comprehensive Income (Loss)	(350,356)	(899,610)	(1,262,074)	(1,814,268)

Basic and diluted loss from continuing operations per common share	$0.00	$(0.02)	$(0.01)	$(0.04)

Basic and diluted loss from discontinued operations per common share	$0.00	$0.00	$(0.01)	$0.00

Basic and diluted loss per common share	$0.00	$(0.02)	$(0.01)	$(0.04)

Weighted Average Common Shares Outstanding (Basic and Diluted)	165,376,483	50,018,580	88,407,255	48,557,571

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statements Of Cash Flows

	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net (Loss)	$(1,263,673)	$(1,817,500)
Depreciation and amortization	10,302	43,260
Foreign exchange gain (loss)	12,095	(13,184)
Stock issued for licenses, services & other assets	136,490	676,100
Stock issued for interest	7,905	29,468
Loss on debt conversion	190,494	684,854
Loss on disposition of subsidiary	582,237	-
(Increase) decrease in inventory	(17,778)	(23,384)
(Increase) decrease in prepaid expenses	(1,814)	8,501
(Increase) decrease in deposits	(7,590)	-
Increase (decrease) in accounts payable & accrued expenses	(52,489)	(5,391)
Increase (decrease) in interest payable	35,862	20,517

Net Cash Flows (Used) in Operations	(367,959)	(396,759)

Cash Flows From Investing Activities:
Cash paid for acquisition of subsidiary	-	4,942
Advances to discontinued operations	(14,416)	-
Purchase of equipment	-	(27,370)

Net Cash Flows (Used) in Investing Activities	(14,416)	(22,428)

Cash Flows From Financing Activities:
Proceed from notes payables	376,000	432,885
Payment of notes payable	(53,000)	(146,184)
Advances (to) from related parties	6,670	19,965
Payments to related parties	-	(7,063)
Notes payable used to pay expenses	-	36,500
Note payable used to pay origination fees & interest	22,430	18,750

Net Cash Flows Provided by Financing Activities	352,100	354,853

Net increase (decrease) in Cash and Cash Equivalents	(30,275)	(64,334)
Foreign currency translation adjustment	1,714	3,232
Cash and Cash Equivalents at beginning of period	110,534	107,532

Cash and Cash Equivalents at end of period	$81,973	$46,430

Supplementary Disclosure Of Cash Flow Information:
Stock issued for note conversions including interest	$151,169	$290,039
Stock issued for acquisition of subsidiary	$-	$246,000
Note payable issued for acquisition of subsidiary	$-	$358,407
Cash paid for interest	$11,034	$13,622
Cash paid for income taxes	$-	$-

  See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three and Nine Month Interim Periods Ended September 30, 2019 and 2018

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

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “Reverse Stock Split”). The number of authorized Common Shares was established at 3,000,000,000 post-split.

The Company's financial statements reflect the Reverse Stock Split on a retroactive basis and represent the consolidated activity of Sunshine Biopharma, Inc. and its subsidiaries (Sunshine Biopharma Canada Inc. and NOX Pharmaceuticals Inc.) herein collectively referred to as the "Company". During the last nine month period the Company has continued to raise money through the issuance of convertible debt.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s generics business and proprietary drug development program.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and nine month periods ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of September 30, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2019. These financial statements should be read in conjunction with that report.

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

Discontinued Operations

Effective April 1, 2019, the Company disposed of its Atlas Pharma Inc. subsidiary. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the lab testing operations, are presented separately in the Company's financial statements. Summarized financial information for the discontinued business is shown below. Prior period balances have been reclassified to present the operations of the lab testing business as a discontinued operation.

Discontinued Operations Income Statement:

	Unaudited	Unaudited	Unaudited	Unaudited
	3 Month Ended	3 Month Ended	9 Month Ended	9 Month Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues	$-	$136,939	$119,522	$335,357
Cost of revenues	-	100,219	81,920	285,210
Gross profit	-	36,720	37,602	50,147

General& Administrative Expenses	-	27,649	36,196	46,970
Gain (Loss) from operations	-	9,071	1,406	3,177
Other income (expense) – Interest	-	(3,793)	(3,518)	(12,024)
Net Income (Loss) from operations	-	5,278	(2,112)	(8,847)

Loss on Disposal	-	-	(580,125)	-

Net Income (Loss) from Discontinued Operations	-	5,278	(582,237)	(8,847)

The individual assets and liabilities of the discontinued lab testing business are in the captions "Assets of Discontinued Operation" and "Liabilities of Discontinued Operation" in the Consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheets:

	Unaudited September 30, 2019	Unaudited December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$-	$4,682
Accounts receivable	-	94,955
Total Current Assets	-	99,637

Equipment (net of $ 0 and $34,959 depreciation)	-	224,238
Goodwill	-	665,697

TOTAL ASSETS	$-	$989,572

LIABILITIES

Current Liabilities:
Notes payable	-	4,657
Notes payable - related party	-	18,230
Related party advances	-	10,248
Accounts payable & accrued expenses	-	70,597
Total Current Liabilities	-	103,732

TOTAL LIABILITIES	$-	$103,732

Discontinued Operations Cash Flows:

Cash flows used in discontinued operations for the nine months ended September 30, 2019 and 2018 were $8,510 and $17,342, respectively. There were no cash flows used in or provided by investing activities during those periods.

Note 2 – Going Concern and Liquidity

As of September 30, 2019, and December 31, 2018, the Company had $81,973 and $110,534 in cash on hand respectively, and limited revenue-producing business and other sources of income. Additionally, as of September 30, 2019, the Company had outstanding liabilities totaling $889,191 and $110,496 in current assets.

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

Note 3 – Notes Payable

On April 1, 2017 the Company received monies in exchange for a Note Payable having a Face Value of $100,000 Canadian (approximately $75,500 US at September 30, 2019) with interest payable quarterly at 9%, which Note was due April 1, 2019. The Note is convertible any time after issuance into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.011 US) per share. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. In June 2018, the Company filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against the holder of this Note. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to the Company in an amount of approximately $200,000 Canadian (approximately $151,000 US). The matter is currently pending. See “Part II, Item 1, Legal Proceedings”, below.

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

On September 10, 2018, the Company received consulting services in exchange for a Note Payable having a Face Value of $16,500 with interest accruing at 8%. The Note is nonconvertible and became due on June 20, 2019. The Company is currently negotiating a renewal arrangement.

On September 10, 2018, the Company received consulting services in exchange for a Note Payable having a Face Value of $20,000 with interest accruing at 8%. The Note is nonconvertible and became due on June 30, 2019. The Company is currently negotiating a renewal arrangement.

On October 23, 2018 the Company received net proceeds of $85,500 in exchange for a note payable having a face value of $90,000 and accruing interest at the rate of 8% per annum. The note, due on October 23, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Through September 2019 the holder of this note elected to convert a total of $84,000 in principal and $5,035 in accrued interest into 55,545,131 shares of $0.001 par value Common Stock valued at $164,913 leaving a principal balance of $6,000 and incurring a loss on conversion of $75,878.

On December 24, 2018, the Company received net proceeds of $80,000 in exchange for a note payable having a face value of $87,000 and accruing interest at the rate of 8% per annum. The note, due on December 24, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On December 31, 2018, a note payable having a Face Value of $24,012 and accrued interest of $2,881 was renewed, together with the accrued interest, for a 12 month period. The new note has a Face Value of $26,893 and accrues interest at 12%. The new note is nonconvertible and is due December 31, 2019.

On December 31, 2018 a note payable having a Face Value of $122,093 and accrued interest of $14,651 was renewed, together with the accrued interest, for a 12 month period. The new note has a Face Value of $136,744 and accrues interest at 12%. The new note is nonconvertible and is due December 31, 2019.

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

On January 10, 2019, the Company received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on October 10, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  Through September 30, 2019, the holder of this note elected to convert a total of $40,660 in principal and $1,693 in accrued interest into 32,096,307 shares of $0.001 par value Common Stock valued at $75,469 leaving a principal balance of $-0- and incurring a loss on conversion of $33,116.

On February 5, 2019, the Company received net proceeds of $35,000 in exchange for a note payable having a face value of $37,450 and accruing interest at the rate of 8% per annum. The note, due on October 10, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. The Company is currently negotiating a renewal arrangement.

On February 11, 2019, the Company received net proceeds of $50,000 in exchange for a note payable having a face value of $52,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  Through September 30, 2019, the holder of this note elected to convert a total of $52,000 in principal and $2,080 in accrued interest into 45,763,500 shares of $0.001 par value Common Stock valued at $81,990 leaving a principal balance of $-0- and incurring a loss on conversion of $27,910.

On March 18, 2019, the Company received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  Through September 30, 2019, the holder of this note elected to convert a total of $11,500 in principal into 12,945,591 shares of $0.001 par value Common Stock valued at $22,008 leaving a principal balance of $29,160 and incurring a loss on conversion of $10,508.

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

On July 2, 2019, the Company received net proceeds of $38,000 in exchange for a note payable having a face value of $40,000 and accruing interest at the rate of 8% per annum. The note, due on April 30, 2020 and is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On July 26, 2019, the Company received net proceeds of $47,500 in exchange for a note payable having a face value of $50,000 and accruing interest at the rate of 8% per annum. The note, due on July 26, 2020 and is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

On September 12, 2019, the Company received net proceeds of $41,000 in exchange for a note payable having a face value of $43,000 and accruing interest at the rate of 8% per annum. The note, due on July 15, 2020 and is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature.

At September 30, 2019 and December 31, 2018, total accrued interest on Notes Payable was $45,153 and $9,291, respectively.

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

In addition to the above, at September 30, 2019 the Company had a note payable held by the CEO of the Company having a principal amount of $88,751 and accrued interest of $7,905. The note is unsecured, nonconvertible and accrues interest at 12%. It matures on December 31, 2019.

Note 5 – Shareholders’ Equity

During the nine months ended September 30, 2019 the Company issued a total of 225,773,660 shares of $0.001 par value Common Stock valued at $443,481 for the conversion of outstanding notes payable, reducing the debt by $241,160 and interest payable by $11,402 and generating a loss on conversion of $221,813. In addition, the Company issued 29,100,000 shares of $0.001 par value Common Stock valued at $57,390 for consulting services. The Company also issued 39,000,000 shares of $0.001 par value Common Stock valued at $74,100 as remuneration for its Officers and Directors.

The Company declared no dividends through September 30, 2019.

The following table shows the changes in shareholders’ equity:

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Beginning Shareholders' Equity (Deficit)	$(816,302)	$(276,130)	$(55,753)	$(573,363)

Beginning and ending Series B Rreferred Stock	50,000	50,000	50,000	50,000

Beginning Common Stock	104,287	55,205	85,652	45,936
Common Stock issued	207,139	24,076	225,774	33,345
Ending Common Stock	311,426	79,281	311,426	79,281

Beginning additonal paid in capital	15,719,212	14,155,065	15,586,678	12,948,386
Increase in additional paid in capital	216,663	1,192,271	349,197	2,398,950
Ending additional paid in capital	15,935,875	15,347,336	15,935,875	15,347,336

Beginning other comprehensive income (loss)	(2,024)	(8,266)	(3,738)	504
Other comprehensive income (loss)	(115)	12,002	1,599	3,232
Ending other comprehensive income (loss)	(2,139)	3,736	(2,139)	3,736

Beginning retained earnings (deficit)	(16,687,777)	(14,528,134)	(15,774,345)	(13,618,190)
Net income (loss)	(350,241)	(907,556)	(1,263,673)	(1,817,500)
Ending retained income (deficit)	(17,038,018)	(15,435,690)	(17,038,018)	(15,435,690)

Ending Shareholders' Equity (Deficit)	$(742,856)	$44,663	$(742,856)	$44,663

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

Note 9 – Related Party Transactions

In addition to the related party transactions detailed in Note 4 above, the Company paid its Officers and Directors cash compensation totaling $3,751 and $41,000 for the three months ended September 30, 2019 and 2018 and $43,952 and $136,131 for the nine month periods ended September 30, 2019 and 2018, respectively. The Company also paid its Officers and Directors non-cash compensation in the form of shares of Common Stock valued $74,100 and $171,000 for the three month periods ended September 30, 2019 and 2018 and $74,100 and $600,300 for the nine month periods ended September 30, 2019 and 2018, respectively.

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

Note 11 – Subsequent Events

On October 1, 2019 the holder of a note payable dated December 31, 2018 elected to convert $30,000 in principal into 30,000,000 shares of Common Stock leaving a principal balance of $106,744.

On October 1 and 17, 2019, the holder of a note payable dated March 18, 2019 elected to convert a total of $28,594 in principal into 30,526,493 shares of Common Stock leaving a principal balance of $12,066.

On October 16, 2019 the holder of a note payable dated October 23, 2018 elected to convert a total of $6,000 in principal and $469 in accrued interest into 7,282,716 shares of Common Stock leaving a principal balance of $-0-.

On October 23 and November 7, 2019, the holder of a note payable dated December 24, 2018, elected to convert a total of $28,000 in principal and $1,902 in accrued interest into 42,228,183 shares of Common Stock leaving a principal balance of $59,000.

On November 4 and 6, 2019, the holder of a note payable dated March 18, 2019, elected to convert a total of $17,500 in principal and $1,967 in accrued interest into 32,668,293 shares of Common Stock leaving a principal balance of $11,660.

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

In December 2018, we completed the development of a new nutritional supplement which we trademarked Essential 9tm. This nutritional supplement is an over-the-counter tablet comprised of the nine essential amino acids which the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, we completed a 20 to 1 reverse split of our $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “Reverse Stock Split”). All references in this report to our issued and outstanding Common Stock as well as the price per share of Common Stock are presented on a retroactive post Reverse Stock Split basis.

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

Figure 1

Adva-27a is a GEM-difluorinated C-glycoside derivative of Podophyllotoxin (see Figure 1). Another derivative of Podophyllotoxin, called Etoposide, is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer. Etoposide is one of the most widely used anticancer drugs. Adva-27a and Etoposide are similar in that they both attack the same target in cancer cells, namely the DNA unwinding enzyme, Topoisomerase II. Unlike Etoposide, and other anti-tumor drugs currently in use, Adva-27a is able to destroy Multidrug Resistant Cancer cells. Adva-27a is the only compound known today that is capable of destroying Multidrug Resistant Cancer. In addition, Adva-27a has been shown to have distinct and more desirable biological and pharmacological properties compared to Etoposide. In side-by-side studies using Multidrug Resistant Breast Cancer cells and Etoposide as a reference, Adva-27a showed markedly greater cell killing activity (see Figure 2).

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

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  While particularly effective against Multidrug Resistant Cancer, we believe Adva-27a can potentially treat all cancer types as it is a general chemotherapy drug. We believe that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to buyout or license our drug.  However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us.  In the event we do not consummate such a transaction, we will require significant capital in order to manufacture and market our new drug. The following, Figure 3, is a space-filling molecular model of our Adva-27a.

Figure 3

Generic Pharmaceuticals Operations

In 2016, our Canadian wholly owned subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), signed Licensing Agreements with a major pharmaceutical company for four prescription generic drugs for the treatment of Breast Cancer, Prostate Cancer and Enlarged Prostate. We have since been working towards securing regulatory approval to commence marketing these pharmaceutical products under our own, Sunshine Biopharma, label. These four generic products are as follows:

●
Anastrozole (brand name Arimidex® by AstraZeneca) for treatment of Breast Cancer;

●
Letrozole (brand name Femara® by Novartis) for treatment of Breast Cancer;

●
Bicalutamide (brand name Casodex® by AstraZeneca) for treatment of Prostate Cancer;

●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Figure 4 below shows a draft of our Generic Pharmaceuticals label using Anastrozole as an example.

Figure 4

We are currently looking into a number of additional Generic Pharmaceuticals for possible in-licensing. No assurances can be provided that we will acquire the rights to all or any of these generic drugs. We believe that a larger product portfolio will provide us with more opportunities and a greater reach into the marketplace. We hope to further build our Generic Pharmaceuticals portfolio over time. There are no assurances this will occur.

Various publicly available sources indicate that the worldwide sales of generic pharmaceuticals are approximately $250 billion per year. In the United States and Canada, the sales of generic pharmaceuticals are approximately $70 billion and $7 billion, respectively. The generic pharmaceuticals business is very competitive. There are several multinational players in the field including Teva (Israel), Novartis - Sandoz (Switzerland), Hospira (USA), Mylan (Netherlands), Sanofi (France), Fresenius Kabi (Germany) and Pharmascience (Canada). While no assurances can be provided, with our offering of Canadian approved products we believe that we will be able to access a small percentage of the generic pharmaceuticals marketplace.

Nutritional Supplements Operations

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

Figure 5

Results Of Operations

Comparison of Results of Operations for the Nine Months ended September 30, 2019 and 2018

During the nine months ended September 30, 2019, we generated revenues of $10,565 from the sale of products generated by our Nutritional Supplements Operations which we launched in March 2019. The direct cost for generating these revenues was $6,865. We did not generate any revenues during the comparable period in 2018.

General and Administrative Expenses during the nine months ended September 30, 2019 was $394,746, compared to $1,020,579 during the nine months ended September 30, 2018, a decrease of $625,833. The reason for this relatively large decrease was an effort to reduce expenses across the board. Specifically, executive compensation decreased by $601,879, accounting by $37,031, legal by $31,560 and office by $10,649. The only category that saw an increase was consulting expenses which increased by $42,438 as a result of the launching of our Nutritional Supplements products and our continuing effort to raise capital to fund our Proprietary Drug Development program. In addition, we incurred $15,204 in research and development (R&D) expenses during the nine months ended September 30, 2019 compared to no R&D expenses incurred during the similar period in 2018.

We incurred $185,814 in losses arising from debt conversion during the nine months ended September 30, 2019, compared to $685,348 in losses from debt conversion during the similar period in 2018. We also incurred $92,486 in interest expense during the nine months ended September 30, 2019, compared to $115,910 in interest expense during the similar period in 2018. The decrease in both of these two expense categories was a result of some convertible notes having been paid off or reduced prior to maturity. In addition, we incurred a loss of $582,237 during the nine months ended September 30, 2019, compared to $8,847 in losses from discontinued operations during the similar period in 2018 as a result of termination of our Analytical Chemistry Services Operations and sale of Atlas Pharma Inc.

As a result, we incurred a Net Loss of $1,263,673 ($0.01 per share) for the nine month period ended September 30, 2019, compared to a Net Loss of $1,817,500 ($0.04 per share) during the nine month period ended September 30, 2018.

Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, we generated $7,326 in revenues, compared to no revenues for the same three months period of 2018. All of these revenues were generated from our newly launched Nutritional Supplements Operations. The direct cost for generating these revenues was $5,293.

General and Administrative Expenses during the three month period ended September 30, 2019 were $204,673, compared to General and Administrative Expenses of $288,825 incurred during the three month period ended September 30, 2018, a decrease of $84,152. The reason for this decrease was an effort to reduce expenses across the board. Specifically, executive compensation decreased by $121,400, office by $19,925 and legal by $11,444. The two categories that saw an increase were accounting which increased by $5,929 and consulting by $48,222 as a result of the launching of our Nutritional Supplements products and our continuing effort to raise capital to fund our Proprietary Drug Development program. In addition, we incurred $15,204 in R&D expenses during the three months ended September 30, 2019 compared to no R&D expenses incurred during the similar period in 2018.

We incurred $27,847 in interest expense during the three months ended September 30, 2019, compared to $20,546 in interest expense during the similar period in 2018. We also incurred $120,720 in losses arising from debt conversion during the three months ended September 30, 2019, compared to $591,763 in losses from debt conversion during the similar period in 2018. Both of these decreases were a result of decreased borrowings or prepayment of principal balances prior to maturity. In addition, we incurred a loss of $-0- during the three months ended September 30, 2019, compared to $5,278 in income from discontinued operations during the similar period in 2018 as a result of termination of our Analytical Chemistry Services Operations and sale of Atlas Pharma Inc.

As a result, we incurred a Net Loss of $350,241 ($0.00 per share) for the three month period ended September 30, 2019, compared to a Net Loss of $907,556 ($0.02 per share) during the three month period ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash or cash equivalents of $81,973.

Net cash used in Operating Activities was $367,959 during the nine month period ended September 30, 2019, compared to $396,759 for the nine month period ended September 30, 2018.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our Proprietary Drug Development activities and expansion of our Generic Pharmaceuticals, and Nutritional Supplements operations as discussed above.

Cash flows provided by Financing Activities were $352,100 for the nine month period ended September 30, 2019, compared to $354,853 during the nine months ended September 30, 2018.  Cash Flows used in Investing Activities were $14,416 for the nine month period ended September 30, 2019 compared to $22,370 during the same nine month period in 2018.

During the nine months ended September 30, 2019, we issued a total of 225,773,660 shares of $0.001 par value Common Stock for the conversion of outstanding notes payable, reducing the debt by $241,160 and interest payable by $11,402 and generating a loss on conversion of $221,813.

During the nine months ended September 30, 2019, we entered into the following new debt arrangements:

●
On January 8, 2019, we received net proceeds of $50,500 in exchange for a note payable having a face value of $54,000 and accruing interest at the rate of 8% per annum. The note, due on January 8, 2020, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

●
On January 10, 2019, we received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on October 10, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  Through September 2019, the holder of this note elected to convert a total of $40,660 in principal and $1,693 in accrued interest into 32,096,307 shares of $0.001 par value Common Stock valued at $75,469 leaving a principal balance of $-0- and incurring a loss on conversion of $33,116.

●
On February 5, 2019, we received net proceeds of $35,000 in exchange for a note payable having a face value of $37,450 and accruing interest at the rate of 8% per annum. The note, due on October 10, 2019, is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

●
On February 11, 2019, we received net proceeds of $50,000 in exchange for a note payable having a face value of $52,000 and accruing interest at the rate of 8% per annum. The note, due on November 30, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  Through September 2019 the holder of this note elected to convert a total of $52,000 in principal and $2,080 in accrued interest into 45,763,500 shares of $0.001 par value Common Stock valued at $81,990 leaving a principal balance of $-0- and incurring a loss on conversion of $27,910.

●
On March 18, 2019, we received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.  Through September 2019 the holder of this note elected to convert a total of $11,500 in principal into 12,945,591 shares of $0.001 par value Common Stock valued at $22,008 leaving a principal balance of $29,160 and incurring a loss on conversion of $10,508.

●
On March 18, 2019, we received net proceeds of $38,000 in exchange for a note payable having a face value of $40,660 and accruing interest at the rate of 8% per annum. The note, due on December 18, 2019 is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

●
On July 2, 2019, we received net proceeds of $38,000 in exchange for a note payable having a face value of $40,000 and accruing interest at the rate of 8% per annum. The note, due on April 30, 2020 and is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

●
On July 26, 2019, we received net proceeds of $47,500 in exchange for a note payable having a face value of $50,000 and accruing interest at the rate of 8% per annum. The note, due on July 26, 2020 and is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

●
On September 12, 2019, we received net proceeds of $41,000 in exchange for a note payable having a face value of $43,000 and accruing interest at the rate of 8% per annum. The note, due on July 15, 2020 and is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. As a result, our future success will depend on the future availability of financing, among other things. Such financing will be required to enable us to expand our Nutritional Supplements Business and further develop our Generic Pharmaceuticals Operations and Proprietary Drug Development Program. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $7 million (approximately $2 million for the Nutritional Supplements and Generic Pharmaceuticals Operations and approximately $5 million for the Proprietary Drug Development Program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition. Our plan is to fund our Proprietary Drug Development Program through the sales of Generic Drugs and Nutritional Supplements if we are unable to find any additional financing. There are also no assurances that we will generate sufficient revenues and profits from our products sales program to accomplish these objectives.

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

Subsequent Events

On October 1, 2019 the holder of a note payable dated December 31, 2018 elected to convert $30,000 in principal into 30,000,000 shares of Common Stock leaving a principal balance of $106,744.

On October 1 and 17, 2019, the holder of a note payable dated March 18, 2019 elected to convert a total of $28,594 in principal into 30,526,493 shares of Common Stock leaving a principal balance of $12,066.

On October 16, 2019 the holder of a note payable dated October 23, 2018 elected to convert a total of $6,000 in principal and $469 in accrued interest into 7,282,716 shares of Common Stock leaving a principal balance of $-0-.

On October 23 and November 7, 2019, the holder of a note payable dated December 24, 2018, elected to convert a total of $28,000 in principal and $1,902 in accrued interest into 42,228,183 shares of Common Stock leaving a principal balance of $59,000.

On November 4 and 6, 2019, the holder of a note payable dated March 18, 2019, elected to convert a total of $17,500 in principal and $1,967 in accrued interest into 32,668,293 shares of Common Stock leaving a principal balance of $11,660.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2019, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2019 we issued a total of 225,773,660 shares of $0.001 par value Common Stock valued at $443,481 for the conversion of outstanding notes payable, reducing the debt by $241,160 and interest payable by $11,402 and generating a loss on conversion of $221,813. In addition, we issued 29,100,000 shares of $0.001 par value Common Stock valued at $57,390 for consulting services. We also issued 39,000,000 shares of $0.001 par value Common Stock valued at $74,100 as remuneration for our Officers and Directors.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to issue these shares.

Subsequent Events

On October 1, 2019 the holder of a note payable dated December 31, 2018 elected to convert $30,000 in principal into 30,000,000 shares of Common Stock leaving a principal balance of $106,744.

On October 1 and 17, 2019, the holder of a note payable dated March 18, 2019 elected to convert a total of $28,594 in principal into 30,526,493 shares of Common Stock leaving a principal balance of $12,066.

On October 16, 2019 the holder of a note payable dated October 23, 2018 elected to convert a total of $6,000 in principal and $469 in accrued interest into 7,282,716 shares of Common Stock leaving a principal balance of $-0-.

On October 23 and November 7, 2019, the holder of a note payable dated December 24, 2018, elected to convert a total of $28,000 in principal and $1,902 in accrued interest into 42,228,183 shares of Common Stock leaving a principal balance of $59,000.

On November 4 and 6, 2019, the holder of a note payable dated March 18, 2019, elected to convert a total of $17,500 in principal and $1,967 in accrued interest into 32,668,293 shares of Common Stock leaving a principal balance of $11,660.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2019.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer