Form 10-K
period 2019-12-31
Sunshine Biopharma, Inc
filed 2020-05-01
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

(514) 426-6161
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTC Pink Sheets

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2019 was $3,713,994.

As of April 30, 2020, the Registrant had 69,939,306 shares of Common Stock issued and outstanding.

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

In October 2009, we acquired Sunshine Biopharma, Inc., a Colorado corporation holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a. As a result of this transaction we changed our name to “Sunshine Biopharma, Inc." and our officers and directors resigned their positions with us and were replaced by Sunshine’s management at the time, including our current CEO, Dr. Steve N. Slilaty, and our current CFO, Camille Sebaaly each of whom remain part of our current management. Our principal business became that of a pharmaceutical company focusing on the development of our licensed Adva-27a anticancer compound. In December 2015 we acquired all issued and pending patents pertaining to our Adva-27a technology and terminated the license.

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

In January 2018, we acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Health Canada certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. See “ITEM 1. Business – Discontinued Analytical Chemistry Services Operations” for a more detailed explanation of this acquisition and its disposition in April 2019.

In March 2018, we formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of our interest in our Adva-27a anticancer compound to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs, including Adva-27a.

In December 2018, we completed the development of a new dietary supplement which we trademarked Essential 9TM. This dietary supplement is an over-the-counter tablet comprised of the nine amino acids which the human body cannot make. Essential 9TM has been authorized for marketing by Health Canada under NPN 80089663. On March 12, 2019 Essential 9TM became available for sale on Amazon.ca and on March 23, 2019 we recorded our first revenues of Essential 9TM sales.

Effective February 1, 2019, we completed a 20 to 1 reverse split of our $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “First Reverse Stock Split”). The number of authorized shares of our $0.001 par value Common Stock remained at 3,000,000,000 shares.

Effective April 1, 2019, we re-assigned all of our stock in Atlas back to the original owner in exchange for the Atlas related debt. See “Discontinued Analytical Chemistry Services Operations” below in this section for a more detailed explanation of this disposition.

In November 2019, we received Health Canada approval for a new Calcium-Vitamin D supplement. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin Dtm.

Effective April 6, 2020, we completed another 20 to 1 reverse split of our $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417 (the “Second Reverse Stock Split”). The authorized capital of our Common Stock remained as previously established at 3,000,000,000 shares. Except in the paragraphs describing the reverse stock splits, all references in this Report to our Common Stock as well as the price per share of Common Stock are presented on a post First and Second Reverse Stock Splits basis.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. Our phone number is (514) 426-6161 and our website address is www.sunshinebiopharma.com.

Business Operations

As of the date of this Report our operations include the following:

Proprietary Drug Development Operations

Since inception, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma is direct owner of all issued and pending worldwide patents pertaining to Adva-27a including U.S. Patents Number 8,236,935 and 10,272,065. See “Intellectual Property/Trademarks - Tradenames” below for more details.

Figure 1

Adva-27a is a GEM-difluorinated C-glycoside derivative of Podophyllotoxin (see Figure 1). Another derivative of Podophyllotoxin called Etoposide is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer. Etoposide is one of the most widely used anticancer drugs. Adva-27a and Etoposide are similar in that they both attack the same target in cancer cells, namely the DNA unwinding enzyme, Topoisomerase II. Unlike Etoposide however, Adva-27a is able to penetrate and destroy Multidrug Resistant Cancer cells. Adva-27a is the only compound known today that is capable of destroying Multidrug Resistant Cancer. In addition, Adva-27a has been shown to have distinct and more desirable biological and pharmacological properties compared to Etoposide. In side-by-side studies using Multidrug Resistant Breast Cancer cells and Etoposide as a reference, Adva-27a showed markedly greater cell killing activity (see Figure 2).

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

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year.  While particularly effective against Multidrug Resistant Cancer, we believe Adva-27a can potentially treat all cancer types as it is general chemotherapy drug. We believe that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to buyout or license our drug.  However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us.  In the event we do not consummate such a transaction, we will require significant capital in order to manufacture and market our new drug on our own. The following, Figure 3, is a space-filling molecular model of our Adva-27a.

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
●
Bicalutamide (brand name Casodex® by AstraZeneca) for treatment of Prostate Cancer;
●
Finasteride (brand name Propecia® by Merck) for treatment of BPH (Benign Prostatic Hyperplasia)

Sunshine Canada is currently in the process of securing a Drug Identification Number (“DIN”) for each of these products from Health Canada. We are also required to obtain a Drug Establishment License (“DEL”) from Health Canada. Upon receipt of the DEL and DIN’s, we will be able to accept orders for our own label SBI-Anastrozole, SBI-Letrozole, SBI-Bicalutamide and SBI-Finasteride. We cannot estimate the timing for our obtaining either the DIN’s or the DEL due to variables involved that are out of our control. Figure 4 shows our 30-Pill blister pack of Anastrozole.

Figure 4

We currently have a number of additional generic pharmaceuticals under review for in-licensing. While no assurances can be provided that we will acquire the rights to any additional generic drugs, we believe that a larger product portfolio will provide us with more opportunities and a greater reach into the marketplace.

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

Dietary Supplements Operations

In 2018, we completed the development of Essential 9™, the first in a line of essential micronutrients products that we are planning to launch. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9™ product. Our Essential 9tm dietary supplement tablets contain a balanced formula of the 9 essential amino acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Sunshine Biopharma’s Essential 9tm provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. Essential 9™ is currently available on Amazon.com and Amazon.ca. Figure 5 shows our 60-Tablet Essential 9™ product.

Figure 5

In November 2019, we received Health Canada approval for another dietary supplement, a new Calcium-Vitamin D tablets. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin D™.

Vitamin D is a group of steroid-like molecules responsible for increasing intestinal absorption of calcium, magnesium, and phosphate. They are also involved in multiple other biological functions, including promoting the healthy growth and remodeling of bone, cell growth, neuromuscular and immune functions, and reduction of inflammation. The most important compounds in this group are Vitamin D2 (ergocalciferol) and Vitamin D3 (cholecalciferol). Sunshine Biopharma’s Essential Calcium-Vitamin D™ tablets contain both of these compounds as well as Calcium for optimum health benefits. We anticipate that Essential Calcium-Vitamin D™ will be available on Amazon.ca in the third quarter of 2020.

Discontinued Analytical Chemistry Services Operations

On January 1, 2018, we acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a privately held Canadian company providing analytical chemistry testing services (“Atlas Business”). The purchase price for the shares was $848,000 Canadian ($676,748 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 50,000 shares of the Company’s Common Stock valued at $238,000, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum (“Atlas Note”).

Effective April 1, 2019, we disposed of Atlas by re-assigning all of our stock in Atlas back to the original owner in exchange for the Atlas Note. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued Atlas Business are presented separately in the Company's financial statements as Discontinued Operations. In additions, prior period balances have been reclassified to present the operations of the Atlas Business as Discontinued Operations.

Intellectual Property/Trademarks-Tradenames

We are the exclusive owner of all worldwide rights pertaining to Adva-27a covered by PCT/FR2007/000697 and PCT/CA2014/000029.  The patent applications filed under PCT/FR2007/000697 have been issued in Europe, Canada, the United States (US Patent Number 8,236,935) and India.  The patent application filed in the U.S. under PCT/CA2014/000029 has recently been issued (US Patent Number 10,272,065). The remaining international patent applications filed under the same PCT are still pending.

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

In 2018 we completed the development of Essential 9™, our first dietary supplement. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9™ product. We are currently preparing the necessary documents for registration of our Essential 9tm trademark in the United States.

In November 2019, we received Health Canada approval for another dietary supplement, a new Calcium-Vitamin D tablets. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin D™.

Government Regulations

All of our business operations, including the Proprietary Drug Development Operations, the Generic Pharmaceutical Operations, and Dietary Supplements Operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.

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

In connection with our development of the new chemical entity, Adva-27a, we will be subject to significant regulations in the U.S. in order to obtain approval of the FDA to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would review and give the go ahead for the drug developer to proceed with Phase I clinical (human) trials.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval for “compassionate-use” if the drug treats terminally ill patients with limited other treatment options available.  As of the date of this Report we have not made any filings with the FDA or other regulatory bodies in other jurisdictions.  We have however had discussions with clinicians at the McGill University’s Jewish General Hospital in Montreal where we plan to undertake our Phase I study for pancreatic cancer and they believe that Health Canada is likely to grant us a so-called “fast-track” process on the basis of the terminal nature of the cancer type we will be treating.  There are no assurances this will occur.

Employees

As of the date of this Report we have a total of three (3) employees, comprised of our management team. We anticipate that if we receive financing we will need additional employees in all three areas of our operations including accounting, regulatory affairs, marketing, sales and laboratory personnel.

Competition

In the area of proprietary anticancer drug development, we are competing with large publicly and privately held companies engaged in developing new cancer therapies. There are numerous other entities engaged in this business that have greater resources, both financial and otherwise, than the resources presently available to us.  Nearly all major pharmaceutical companies including Merck, Amgen, Roche, Pfizer, Bristol-Myers Squibb and Novartis, to name a few, have on-going anticancer drug development programs and some of the drugs they may develop could be in direct competition with our own.  Also, a number of small companies are also working in the area of cancer therapy and could develop drugs that may be in competition with ours.  However, none of these competitor companies can use molecules similar to ours as they would be infringing our patents.

The generic pharmaceuticals business is fairly competitive and there are many players in the field including several multinationals such as Teva (Israel), Novartis - Sandoz (Switzerland), Hospira (USA), Mylan (Netherlands), Sanofi (France), Fresenius Kabi (Germany) and Apotex (Canada) with annual sales in the range of approximately $2 billion to over $10 billion. With our offering of Canadian approved generic products, we believe that we will be able to access a small percentage of the generic pharmaceuticals market.

Similarly, our Essential 9™ and Essential Calcium-Vitamin Dtm together with our other planned line of dietary supplement products fall directly within a very crowded and highly competitive product sector. As of the date of this Report, Essential 9™ is the only Essential Amino Acid product that comprises all 9 essential amino acids in tablet form. We believe this will provide us with a competitive advantage, at least for the near future.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in this Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. We pay a monthly fee of $227 (Canadian), including applicable taxes for use of the available space and services. We are not party to a lease agreement in connection with this service. Additional office space and conference rooms are available to us on a pay-per-use basis. Our arrangement in connection with this office has no short-term or long-term asset or liability value.

We believe that our existing facilities and equipment are adequate. We continuously review our anticipated requirements for facilities and equipment, and on the basis of such reviews, may from time to time acquire additional facilities or equipment, or dispose of some of the existing space or equipment.

ITEM 3. LEGAL PROCEEDINGS

In June 2018 we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against one of our existing shareholders residing in Quebec City (Canada) arising out of a possible equity investment intended to be completed by August 2018. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to us in an amount of approximately $200,000 Canadian (approximately $154,000 US). On April 1, 2019, a note payable held by the defendant having a face value of $100,000 Canadian (approximately $76,000 US) became due and payable. We have elected not to pay the amount due and to petition the courts to link this matter to the ongoing litigation. On March 6, 2020, the Superior Court in the District of Montreal granted our motion and the two proceedings were linked. A date for the hearings to commence was subsequently set for April 7, 2020, however due to the Coronavirus (COVID-19) Pandemic, the date has been postponed until further notice.

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

In the third quarter of 2016 our Common Stock began trading on OTC Pink Sheets (otcmarkets.com) because the price of our stock had dropped below $0.01 per share.

Effective February 1, 2019 we completed a 20 to 1 reverse split of our $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “First Reverse Stock Split”).

Effective April 6, 2020, we completed another 20 to 1 reverse split of our $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417 (the “Second Reverse Stock Split”). The authorized capital of our $0.001 par value Common Stock remained as previously established at 3,000,000,000 shares.

The table below sets forth the reported high and low transaction prices for the periods indicated taking into account and giving retroactive effect to the First and Second Reverse Stock Split.

Quarter Ended	High	Low

March 31, 2018	$3.2400	$3.1600
June 30, 2018	$2.6800	$2.1200
September 30, 2018	$0.6800	$0.6000
December 31, 2018	$0.4000	$0.3200

March 31, 2019	$0.1600	$0.1600
June 30, 2019	$0.0980	$0.0700
September 30, 2019	$0.0460	$0.0360
December 31, 2019	$0.0100	$0.0080

As of April 29, 2020, the closing bid price of our Common Stock was $0.0017 per share.

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

Our CEO, Dr. Steve N. Slilaty, holds all 500,000 shares of our Series “B” Preferred Stock issued in 2015.

Stock Transfer Agent

The stock transfer agent for our securities is Equiniti Trust Company. Their address is 1110 Centre Pointe Curve, Suite 101, Mendota Heights, Minnesota 55120. Their phone number is (800) 468-9716 and web address is www.shareowneronline.com.

Dividends

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products.  The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Reports

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC.  All reports and information filed by us can be found at the SEC website, www.sec.gov. In addition, we are subject to similar reporting requirements in Canada and all reports and information filed by us in Canada can be found at www.sedar.com.

ITEM 6. SELECTED FINANCIAL DATA

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

In January 2018, we acquired all of the issued and outstanding shares of Atlas Pharma Inc., a Health Canada certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. See “ITEM 1. Business – Discontinued Analytical Chemistry Services Operations” for a more detailed explanation of this acquisition and its disposition in April 2019.

In March 2018, we formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of our interest in our Adva-27a anticancer compound to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs, including Adva-27a.

In December 2018, we launched our first over-the-counter Essential Brand™ product, Essential 9™, a dietary supplement comprised of the nine amino acids which the human body cannot synthesize. Essential 9™ has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, we completed a 20 to 1 reverse split of our $0.001 par value Common Stock reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “First Reverse Stock Split”). Our authorized capital of Common Stock remained as previously established at 3,000,000,000 shares.

Effective April 1, 2019, we re-assigned all of our stock in Atlas back to the original owner in exchange for the Atlas related debt. See “ITEM 1. Business – Discontinued Analytical Chemistry Services Operations” for a more detailed explanation of this disposition.

In November 2019, we received Health Canada approval for a new Calcium-Vitamin D supplement. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin D™.

Effective April 6, 2020, we completed another 20 to 1 reverse split of our $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417 (the “Second Reverse Stock Split”). The authorized capital of our Common Stock remained as previously established at 3,000,000,000 shares. Except in the paragraphs describing the reverse stock splits, all references in this Report to our Common Stock as well as the price per share of Common Stock are presented on a post First and Second Reverse Stock Splits basis.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. Our phone number is (514) 426-6161 and our website address is www.sunshinebiopharma.com.

We have never been subject to any bankruptcy, receivership or similar proceeding.

Going Concern

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have a minimal operating history and minimal revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.  See “ITEM 8. Financial Statements and Supplementary Data.”

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2019 and 2018

During our fiscal years ended December 31, 2019 we generated revenues of $21,121 from our Dietary Supplements Operations. The direct cost for generating these revenues was $11,050. We did not generate any revenues in 2018 or prior thereto.

General and administrative expenses for our fiscal year ended December 31, 2019 were $651,707, compared to $1,164,290 during our fiscal year ended December 31, 2018, a decrease of $512,583. The expense categories that saw a decrease included accounting and legal fees, which decreased by $70,508, office expenses by $9,750 and executive compensation by $477,963. The general and administrative categories that saw an increase were consulting fees by $43,842 and research and development by $2,404. The increase in consulting fees was largely due to fees related to expansion of our Dietary Supplements Operations.

We also incurred $115,906 in interest expense and $314,752 in losses from debt conversion during the year ended December 31, 2019, compared to $143,463 in interest expense and $871,726 in losses from debt conversion during the similar period in 2018. The decrease in interest expense and losses from debt conversion in 2019 was due to a decrease in issuance of convertible debt instruments.

As a result, we incurred a net loss of $1,660,291 (approximately $0.15 per share) for the year ended December 31, 2019, compared to a net loss of $2,156,155 (approximately $0.71 per share) during the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $40,501.

Net cash used in operating activities was $498,255 during our fiscal year ended December 31, 2019, compared to $501,806 during our fiscal year ended December 31, 2018.  We anticipate that our cash requirements for our operations will increase in the future before we reach profitability levels.

Cash flows used in investing activities were $15,276 during our fiscal year ended December 31, 2019.  For the fiscal year ended December 31, 2018, cash flows used in investing activities were $18,590 arising primarily out of the purchase of computer and related equipment.  Net cash flows provided by financing activities totaled $442,255 in 2019, compared to $527,640 during our fiscal year ended December 31, 2018.

We have issued convertible and non-convertible notes to both related and unaffiliated parties in order to fund our operations. The following is a description of our liquidity and capital resources events in 2019:

●
A Note Payable having a Face Value of $26,893 at January 1, 2018 and accruing interest at 12% was due December 31, 2018. This Note was nonconvertible. On December 31, 2018, we renewed the Note, together with accrued interest of $2,881 for a 12-month period (“2018 Note). On December 31, 2019, we renewed the 2018 Note together with accrued interest of $3,227 for a 12-month period (“2019 Note”). The 2019 Note has a Face Value of $30,120 and accrues interest at 12%. The 2019 Note is nonconvertible.

●
A Note Payable held by a private individual who became one of our principal shareholders having a Face Value of $122,093 at January 1, 2018 and a maturity date of December 31, 2018, accrues interest at 12%. This private individual ceased to be a principal shareholder in the third quarter of 2018. On December 31, 2018, we renewed this Note, together with accrued interest of $14,651 for a 12-month period by issuing a new Note having a Face Value of $136,744 (the “2018 Note). On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, we renewed the remaining principal balance of the 2018 Note, together with accrued interest of $15,509 for a 12-month period (the “2019 Note”). The 2019 Note has a Face Value of $122,253 and accrues interest at 12%. The 2019 Note is nonconvertible and matures on December 31, 2020.

●
A Note Payable held by our CEO having a Face Value of $104,942 Canadian ($83,649 US) at January 1, 2018 and accruing interest at 12% was due December 31, 2018. On December 31, 2018, we renewed the Note, together with accrued interest of $12,593 Canadian ($9,227 US) for a 12-month period (the “2018 Note). The 2018 Note had a Face Value of $117,535 Canadian ($86,118 US) and matures on December 31, 2019. On December 31, 2019, we renewed the 2018 Note together with accrued interest of $14,104 Canadian ($10,845 US) and cash advances made to the Company of $36,473 Canadian ($28,044 US) for a 12-month period (the “2019 Note”). The amount due under the 2019 Note was converted to US Dollars resulting in the 2019 Note having a Face Value of $128,269 US. The 2019 Note is nonconvertible, accrues interest at 12%, and matures on December 31, 2020.

●
On January 1, 2018, as part of the acquisition of Atlas Pharma Inc., the Company issued a Note Payable in the amount of $450,000 Canadian (approximately $358,407 US). The Note was nonconvertible and accrued interest at the rate of 3% per annum. Payments on this note were $10,000 Canadian (approximately $8,000 US) per quarter. Post-acquisition, the holder of this Note stayed on as a director and officer of Atlas Pharma Inc. The Company disposed of Atlas Pharma Inc. on April 1, 2019 in exchange for this note.

●
On January 8, 2019, we received monies in exchange for a Note Payable having a Face Value of $54,000 with interest accruing at 8% is due January 8, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2019 was $4,226. We estimate that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
On January 10, 2019, we received monies in exchange for a Note Payable having a Face Value of $40,660 with interest accruing at 8% is due October 10, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The principal amount of $40,660 of this note plus accrued interest of $1,693 was converted in 2019 into 1,604,816 shares of Common Stock valued at $75,469 resulting in a loss of $33,116.

●
On February 5, 2019, we received monies in exchange for a Note Payable having a Face Value of $37,450 with interest accruing at 8% is due October 10, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. A principal amount of $5,265 of this Note plus accrued interest of $-0- was converted in 2019 into 450,000 shares of Common Stock valued at $6,300 resulting in a loss of $1,035. At December 31, 2019, accrued interest was $2,639 with a remaining principal balance of $32,185.

●
On February 11, 2019, we received monies in exchange for a Note Payable having a Face Value of $52,000 with interest accruing at 8% is due November 30, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The principal amount of $52,000 of this Note plus accrued interest of $2,080 was converted in 2019 into 2,288,175 shares of Common Stock valued at $81,990 resulting in a loss of $27,910.

●
On March 18, 2019, we received monies in exchange for a Note Payable having a Face Value of $40,660 with interest accruing at 8% is due December 18, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. A principal amount of $38,693 of this Note plus accrued interest of $2,046 was converted in 2019 into 3,951,103 shares of Common Stock valued at $74,721 resulting in a loss of $23,474 and a write off of $1,967.

●
On March 18, 2019, we received monies in exchange for a Note Payable having a Face Value of $40,660 with interest accruing at 8% is due December 18, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The principal amount of $40,660 of this note plus accrued interest of $1,718 was converted in 2019 into 3,580,246 shares of Common Stock valued at $85,700 resulting in a loss of $43,322.

●
On July 2, 2019, we received monies in exchange for a Note Payable having a Face Value of $40,000 with interest accruing at 8% is due April 30, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2019 was $ 1,596. We estimate that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
On July 26, 2019, we received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 8% is due July 26, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2019 was $1,731. We estimate that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
On September 12, 2019, we received monies in exchange for a Note Payable having a Face Value of $43,000 with interest accruing at 8% is due July 15, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

●
On December 14, 2019, we received monies in exchange for a Note Payable having a Face Value of $42,800 with interest accruing at 8% is due December 14, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. We estimate that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

During the fiscal year ended December 31, 2019, we issued an aggregate of 31,037,370 shares of our Common Stock as follows:

●
9,150,000 shares valued at $204,300 as compensation to our Directors and Officers

●
1,455,000 shares for services rendered to us by third parties valued at $57,390

●
20,432,370 shares valued at $717,726 in connection with the conversion of $385,778 in debt and interest of $6,689 resulting in a $314,751 loss on conversion

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, to issue the respective shares. We did not generate any proceeds from the issuance of these shares.

We are not generating significant revenue from our operations, and our ability to implement our business plan as set forth herein will depend on the future availability of financing.  Such financing will be required to enable us to further develop our proprietary drug development program, generic pharmaceuticals business, and dietary supplements development and sales operations.  We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $6 million ($1 million for the Generic Pharmaceuticals and Dietary Supplements operations and $5 million for the Proprietary Drug Development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2019.

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

Leases

We follow the guidance in ASC 842 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease. Our Company is not party to any lease agreements. Our corporate offices in Pointe-Claire, Quebec (Canada) are on a month-to-month, pay-per-use basis. Our arrangement in connection with this office has no short-term or long-term asset or liability value.

Recently Adopted Accounting Standards

In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the balance sheet. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Our Company is not party to any lease agreements. Our corporate offices in Pointe-Claire, Quebec (Canada) are on a month-to-month, pay-per-use basis. Our arrangement in connection with this office has no short-term or long-term asset or liability value.

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
At December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunshine Biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Lakewood, CO
April 30, 2020

Sunshine Biopharma, Inc.
Consolidated Balance Sheet

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$40,501	$110,534
Accounts receivable	430	-
Inventory	15,910	-
Prepaid expenses	1,255	1,341
Deposits	7,590	-
Assets of discontinued operations	-	989,572

Total Current Assets	65,686	1,101,447

Equipment (net of $37,109 and $23,005 depreciation, respectively)	32,456	45,124
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$98,142	$1,146,571

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable	586,307	419,663
Notes payable - related party	129,261	243,094
Related party advances	-	20,871
Accounts payable and accrued expenses	96,882	115,826
Interest payable	21,077	9,291
Liability of discontinued operations	-	103,732

Total Current Liabilities	833,527	912,477

Long-Term Liabilities	-	289,847

TOTAL LIABILITIES	833,527	1,202,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock Series A $0.10 par value per share; Authorized 850,000 shares; Issued and outstanding -0- shares	-	-

Preferred Stock Series B $0.10 par value per share; Authorized 500,000 Shares; Issued and outstanding 500,000 shares	50,000	50,000

Common Stock $0.001 per share; Authorized 3,000,000,000 shares; Issued and outstanding 35,319,990 and 4,282,620 at December 31, 2019 and December 31, 2018, respectively	35,320	4,283

Capital paid in excess of par value	16,616,426	15,668,047

Accumulated other comprehensive income	(2,495)	(3,738)

Accumulated (Deficit)	(17,434,636)	(15,774,345)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(735,385)	(55,753)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$98,142	$1,146,571

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement of Operations and Comprehensive Income (Loss)

	December 31,	December 31,
	2019	2018

Revenues	$21,121	$-
Cost of revenues	11,050	-

Gross profit	10,071	-

General & Administrative Expenses:
Accounting	89,253	153,889
Legal	107,196	113,068
Consulting	74,124	30,300
Office	74,904	84,654
Officer and director remuneration	277,252	755,215
Research and development	15,204	12,800
Amortization and depreciation	13,774	14,364

Total General & Administrative Expenses	651,707	1,164,290

Income (Loss) from operations	(641,636)	(1,164,290)

Other Expenses:
Interest expense	(115,901)	(143,463)
Loss on conversion of notes payable	(314,752)	(871,726)
Income (Loss) from foreign exchange transactions	(15,099)	41,528
Interest forgiveness	1,367	-
Debt release	7,967	-

Total Other Expenses	(436,418)	(973,661)

Income (Loss) before income taxes	$(1,078,054)	$(2,137,951)
Income taxes	-	-

Net Income (Loss) from continuing operations	(1,078,054)	(2,137,951)

Net Income (Loss) from discontinued operations (Atlas Pharma Inc.)	(582,237)	(18,204)

Net Income (Loss)	$(1,660,291)	$(2,156,155)

Gain (Loss) from foreign exchange transactions	1,243	(4,242)

Comprehensive Income (Loss)	(1,659,048)	(2,160,397)

Basic Income (Loss) from continuing operations per common share	(0.10)	(0.70)

Basic Income (Loss) from discontinued operations per common share	(0.05)	(0.01)

Basic Income (Loss) per common share	(0.15)	(0.71)

Weighted Average Common Shares Outstanding (basic and diluted)	10,932,813	3,046,807

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Statement of Cash Flows

	December 31,	December 31,
	2019	2018

Cash Flows From Operating Activities:
Net Income (Loss)	$(1,660,291)	$(2,156,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,774	49,361
Foreign exchange gain (loss)	15,099	(42,399)
Stock issued for services	261,690	676,100
Stock issued for interest	17,197	33,977
Loss on debt conversion	314,752	871,973
Gain on Interest and debt forgiveness	(9,334)	(247)
Loss on disposition of subsidiary	582,237	-
Increase (decrease) in accounts receivable	(430)	(15,447)
Increase in inventory	(15,910)	-
Increase (decrease) in prepaid expenses	(7,676)	8,326
Increase (decrease) in accounts payable	(18,692)	61,629
Increase(decrease) in interest payable	11,786	76
Net Cash Flows (Used) in Operations	(495,798)	(512,806)

Cash Flows From Investing Activities:
Cash received from purchase of subsidiary	-	4,942
Advances from discontinued operations	(14,416)	-
Purchase equipment	(860)	(18,850)
Net Cash Flows (Used) in Investing Activities	(15,276)	(13,908)

Cash Flows From Financing Activities:
Proceed from note payable	441,230	609,885
Payment of notes payable	(53,000)	(194,184)
Notes payable - interest expense	25,795	26,759
Advances from related parties	-	29,930
Note payable used to pay expenses	-	36,500
Note payable used to pay origination fees and interest	28,230	18,750
Net Cash Flows Provided by Financing Activities	442,255	527,640

Cash and cash equivalents at beginning of period	115,216	107,532
Net increase (decrease) in cash and cash equivalents	(68,819)	926
Foreign currency translation adjustment	(5,896)	6,758
Cash and cash equivalents at end of period	40,501	115,216

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$-	$23,496
Stock issued for note conversions	$717,726	$1,589,099
Stock issued to buy equipment	$-	$17,808

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number Of Preferred Shares Issued	Preferred Stock	Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	2,296,841	$2,297	$12,992,026	500,000	$50,000	$504	$(13,618,190)	$(573,363)

Common stock issued for the acquisition of Atlas Pharma, Inc.	50,000	50	237,950					238,000

Common stock issued for services	519,125	519	675,581					676,100

Common stock issued for equipment	72,837	73	174,735					174,808

Common stock issued for the reduction of debt and payment of interest	1,343,817	1,344	1,587,755					1,589,099

Net Income (Loss)	-	-	-			(4,242)	(2,156,155)	(2,160,397)
Balance at December 31, 2018	4,282,620	$4,283	$15,668,047	500,000	$50,000	$(3,738)	$(15,774,345)	$(55,753)

Common stock issued to directors	9,150,000	9,150	195,150					204,300

Common stock issued for services	1,455,000	1,455	55,935					57,390

Common stock issued for the reduction of debt and payment of interest	20,432,370	20,432	697,294					717,726

Net Income (Loss)	-	-	-			1,243	(1,660,291)	(1,659,048)
Balance at December 31, 2019	35,319,990	$35,320	$16,616,426	500,000	$50,000	$(2,495)	$(17,434,636)	$(735,385)

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018

Note 1 – Description of Business

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

On January 1, 2018, the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held analytical chemistry company. The purchase price for the shares was Eight Hundred Forty-Eight Thousand Dollars $848,000 Canadian ($676,748 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 50,000 shares of the Company’s Common Stock valued at $238,000, and a promissory note (“Atlas Debt”) in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum.

In March 2018, the Company formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of the Company’s interest in the Adva27a anticancer drug to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

In December 2018, the Company launched its first over-the-counter product, Essential 9™, a dietary supplement comprised of the nine essential amino acids that the human body cannot synthesize. Essential 9™ has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “First Reverse Stock Split”). The Company’s authorized capital of Common Stock remained as previously established at 3,000,000,000 shares.

Effective April 1, 2019, the Company re-assigned all of its stock in Atlas back to the original owner in exchange for the Atlas Debt. The loss on the disposition was $580,125. See “Note 12 – Acquisition and Disposition of Atlas Pharma Inc.” below for a more detailed explanation of this disposi

In November 2019, the Company received Health Canada approval for a new Calcium-Vitamin D supplement. Health Canada issued NPN 80093432 through which it authorized the Company to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin D™.

Effective April 6, 2020, the Company completed another 20 to 1 reverse split of its $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417 (the “Second Reverse Stock Split”). The number of authorized Common Shares remained as previously established at 3,000,000,000 post-second split.

The Company's financial statements reflect both the First and Second Reverse Stock Split on a retroactive basis and represent the consolidated activity of Sunshine Biopharma, Inc. and its subsidiaries (Sunshine Biopharma Canada Inc. and NOX Pharmaceuticals Inc.) herein collectively referred to as the "Company". During the last twelve month period the Company has continued to raise money through the issuance of convertible debt.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s proprietary drug development program and other business activities.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, depreciation of property and equipment, and deferred tax asset valuation. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $40,501 and $110,534 as of December 31, 2019 and December 31, 2018, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 or the equivalent in Canada.

PROPERTY AND EQUIPMENT

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2019 and 2018, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Their estimated useful lives are as follows:

Office Equipment:	5-7 Years
Laboratory Equipment:	5 Years
Vehicles:	5 Years

INTELLECTUAL PROPERTY RIGHTS – PATENTS

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

INCOME TAXES

In accordance with ASC 740 – Income Taxes, the provision for income taxes is computed using the asset and liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements. The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2019 the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For Canadian and US tax purposes, the Company’s 2016 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

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

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2019 and 2018, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

●
Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●
Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

●
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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2019 and 2018.

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

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the year ended December 31, 2019 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2019 and 2018.

COMMON STOCK

The Company completed a 20 to 1 reverse stock split of the $0.001 par value Common Stock effective February 1, 2019. The Company completed an additional 20 to 1 reverse stock split of the $0.001 par value Common Stock effective April 6, 2020. All shares and share prices in this Report have been restated to reflect both of these reverse splits.

REVENUE RECOGNITION

As of January 1, 2018, the Company adopted ASU No. 201409, “Revenue from Contracts with Customers” (ASC 606). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified retrospective basis. The adoption did not have an impact on the Company's financial statements. All of the revenues of the Company are the Company's wholly owned Canadian subsidiary, which sells dietary supplements through Amazon.com and Amazon.ca.

In Canada, governmental regulations require that companies recognize revenues upon completion of the work by issuing an invoice and remitting the applicable sales taxes (GST and QST) to the appropriate government agency. The Company’s wholly owned Canadian subsidiary's revenue recognition policy is in compliance with these local regulations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-01, LEASES (TOPIC 842): LAND EASEMENT PRACTICAL EXPEDIENT FOR TRANSITION TO TOPIC 842. In February 2016, the FASB issued Accounting Standards Update No. 2016- 02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The Company is evaluating the impact of this standard on the financial statements.

DIRECTOR AND OFFICER COMPENSATION

For the period ended December 31, 2019, the Company issued to the Board of Directors 1,950,000 shares of $0.001 par value Common Stock valued at $74,100, 3,300,000 shares of $0.001 par value Common Stock valued at $99,000, and 3,900,000 shares of $0.001 par value Common Stock valued at $31,200. During the year ended December 31, 2019 the Directors and officers were paid $72,916 in cash. Of this amount, $28,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

For the period ended December 31, 2018, the Company issued 202,500 shares of par value $0.001 Common Stock valued at $429,300 and 285,000 shares of $0.001 par value Common Stock valued at $171,000 to the Board of Directors. During the year ended December 31, 2018 the Directors and officers were paid $154,915 in cash. Of this amount, $85,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

LEGAL FEES

During the years ended December 31, 2019 and 2018, the legal fees incurred were related to services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission, patenting costs and one ongoing litigation.

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through April 30, 2020, which is the date the Financial Statements were available to be issued.

Note 3 – Going Concern

In the course of its life, the Company has had limited operations and Working Capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company believes it can raise capital through equity sales and borrowing to fund its operations. Management believes this will contribute toward its subsequent profitability. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Patents

The following is a summary of the patents held by the Company at December 31, 2019 and 2018:

On October 8, 2015, the Company acquired US Patent Number 8,236,935 (the “US Patent”) for the Adva-27a anticancer compound from Advanomics Corporation (“Advanomics”), a related party, in exchange for an interest-free note payable for $4,320,000. Effective December 28, 2015, the parties executed an amendment pursuant to which this note payable for $4,320,000 was cancelled and replaced with a new interest-free convertible note having a face value of $210,519, comprised of $155,940 in principal amount which is the Advanomics book value of the US Patent, plus $54,579 as an adjustment for the currency exchange difference. The new note is automatically convertible into 202,423 shares of the Company’s Common Stock upon the Company increasing its authorized capital to a level that would permit the issuance of such shares.

On December 28, 2015, the Company acquired the remaining worldwide issued and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 (the “Worldwide Patents”) for the Adva-27a anticancer compound from Advanomics, a related party, in exchange for a note payable for $12,822,499. Effective December 28, 2015, the parties executed an amendment pursuant to which this note payable for $12,822,499 was cancelled and replaced with a new interest-free convertible note having a face value of $624,875, comprised of $462,870 in principal amount, which is the Advanomics book value of the Worldwide Patents, plus $162,005 as an adjustment for the currency exchange difference. The new note is automatically convertible into 600,842 shares of the Company’s Common Stock upon the Company increasing its authorized capital to a level that would permit the issuance of such shares.

In July 2016, the Company issued 803,264 shares of $0.001 par value Common Stock in exchange for the aforementioned patents related notes payable totaling $835,394. In 2016, the remaining value of these patents was impaired. The Company is however continuing development of the Adva-27a anticancer drug covered by these patents.

Note 5 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of $0.001 par value Common Stock and 30,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series “A” Preferred Stock (“Series A”). The Series A is convertible at any time after issuance into 20 shares of the Company's Common Stock with no further consideration, has full voting rights at 20 votes per share, and has superior liquidation rights to the Common Stock. During the year ended December 31, 2015, the Company authorized 500,000 shares of $0.10 par value Series “B” Preferred Stock (“Series B”). The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable. It has superior liquidation rights to the Common Stock at $0.10 per share and gives the holder the right to 1,000 votes per share. All shares of the Series B Preferred Stock are held by the CEO of the Company. Through December 31, 2019 and December 31, 2018, the Company has issued and outstanding a total of 35,319,990 and 4,282,620 shares of Common Stock, respectively. Through the same periods, the Company has issued and outstanding a total of -0- and -0- shares of Series A Preferred Stock and 500,000 and 500,000 shares of Series B Preferred Stock, respectively.

During the fiscal year ended December 31, 2019, the Company issued an aggregate of 31,037,370 shares of its Common Stock as follows:

●
9,150,000 shares valued at $204,300 as compensation to the Company’s Directors and Officers

●
1,455,000 shares for services rendered to the Company by third parties valued at $57,390

●
20,432,370 shares valued at $717,726 in connection with the conversion of $385,778 in debt and interest of $6,689 resulting in a $314,751 loss on conversion

During the fiscal year ended December 31, 2018, the Company issued an aggregate of 1,985,779 shares of its Common Stock as follows:

●
50,000 shares for the acquisition of Atlas Pharma Inc.

●
72,837 shares for the purchase of laboratory and generic drugs warehouse equipment valued at $174,808

●
487,500 shares valued at $600,300 as compensation to the Company’s Directors and Officers

●
31,625 shares for services rendered to the Company by third parties valued at $75,800

●
1,343,817 shares valued at $1,589,099 connection with the conversion of $684,318 in debt and interest of $32,808 resulting in a $871,973 loss on conversion

The Company has declared no dividends since inception.

The Company completed a 20 to 1 reverse stock split of the $0.001 par value Common Stock effective February 1, 2019. The Company completed an additional 20 to 1 reverse stock split of the $0.001 par value Common Stock effective April 6, 2020. All shares and share prices in this filing have been restated to reflect both of these reverse splits.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2019	2018

Net gain (loss) attributable to Common Stock	$(1,660,291)	$(2,156,155)
Basic weighted average outstanding shares of Common Stock	10,932,813	3,046,807
Dilutive effects of common share equivalents	-0-	-0-
Dilutive weighted average outstanding shares of Common Stock	10,932,813	3,046,807
Net gain (loss) per share attributable to Common Stock	$(0.15)	$(0.71)

Note 7 – Income Taxes

The Company files a United States federal income tax return and a Canadian branch return on a calendar year basis. The Company and its wholly-owned subsidiaries, Sunshine Biopharma Canada Inc., have not generated taxable income since inception.

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740, “Accounting for Income Taxes”, which requires, among other things, an asset and liability approach to calculating deferred income taxes. The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

	December 31, 2019		December 31, 2018
	Amount	Tax Effect	Amount	Tax Effect

Deferred tax assets:
Net operating loss	$1,660,291	$407,767	$2,156,155	$541,626
Other differences	$(235,633)	$(57,871)	$(611,178)	$(153,528)
Net deferred tax assets	$1,424,658	$349,896	$1,544,977	$388,098
Valuation allowance	$(1,424,658)	$(349,896)	$(1,544,977)	$(388,098)

Total deferred tax asset	$-0-	$-0-	$-0-	$-0-

Deferred tax liabilities:	$-0-	$-0-	$-0-	$-0-
Net deferred tax asset	$-0-	$-0-	$-0-	$-0-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2019 and December 31, 2018, the Company had approximately $13,581,556 and $12,156,898 respectively, in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $349,896 and $388,098 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended December 31, 2019 and December 31, 2018 was approximately $(38,202) and $(878,965), respectively.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31, 2019	December 31, 2018

U.S. Federal statutory graduated income tax rate	21.00%	21.00%
State income tax rate, net of federal benefit	3.56%	4.12%

Net income tax rate	24.56%	25.12%

Net operating loss used	0.00%	0.00%

Net operating loss for which no tax benefit is currently available	0.00%	0.00%

Canada Federal statutory rate	15.00%	15.00%
Canada Provincial rate	11.80%	11.80%

Net Canada rate	26.80%	26.80%

Net operating loss used (Canada)	0.00%	0.00%
Net operating loss for which no tax benefit is currently available (Canada)	-26.80%	-26.80%

The Company’s income tax filings are subject to audit by various taxation authorities. The Company’s open audit periods are 2017, 2018, and 2019, although, the statute of limitations for the 2017 tax year will expire effective October 15, 2020. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Note 8 – Notes Payable

Notes payable consist of the following:

On June 27, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $53,000 with interest accruing at 8% is due April 15, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The note was paid off in January 2019 along with accrued interest of $16,930.95.

On August 17, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $53,000 with interest accruing at 8% is due April 15, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The principal amount of $53,000 of this note plus accrued interest of $1,700 was converted in 2019 into 566,157 shares of Common Stock valued at $99,101 resulting in a loss of $44,401. A remaining amount of $420 in accrued interest was paid in cash.

On September 10, 2018, the Company issued two Notes Payable having an aggregate Face Value of $36,500 with interest accruing at 8%. The two Notes were issued for services rendered to the Company and had maturity dates in June 2019. The Company was unable to pay the notes and on November 30, 2019 the Company issued a new Note which included accrued interest and accelerated interest of $7,059 for a total Face Value of $43,559. The new Note accrues interest at 8% and is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The new Note is due August 31, 2020. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

On October 23, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $90,000 with interest accruing at 8% is due October 23, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The principal amount of $90,000 of this Note plus accrued interest of $5,506 was converted in 2019 into 3,141,393 shares of Common Stock valued at $176,565 resulting in a loss of $81,061.

On December 24, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8% is due December 24, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. A principal amount of $35,500 of this Note plus accrued interest of $2,456 was converted in 2019 into 3,350,482 shares of Common Stock valued at $57,880 resulting in a loss of $19,924. Interest accrued at December 31, 2019 was $4,245 with a remaining principal balance of $51,500. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

On January 8, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $54,000 with interest accruing at 8% is due January 8, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2019 was $4,226. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

On January 10, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $40,660 with interest accruing at 8% is due October 10, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The principal amount of $40,660 of this note plus accrued interest of $1,693 was converted in 2019 into 1,604,816 shares of Common Stock valued at $75,469 resulting in a loss of $33,116.

On February 5, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $37,450 with interest accruing at 8% is due October 10, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. A principal amount of $5,265 of this Note plus accrued interest of $-0- was converted in 2019 into 450,000 shares of Common Stock valued at $6,300 resulting in a loss of $1,035. At December 31, 2019, accrued interest was $2,639 with a remaining principal balance of $32,185.

On February 11, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $52,000 with interest accruing at 8% is due November 30, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The principal amount of $52,000 of this Note plus accrued interest of $2,080 was converted in 2019 into 2,288,175 shares of Common Stock valued at $81,990 resulting in a loss of $27,910.

On March 18, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $40,660 with interest accruing at 8% is due December 18, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. A principal amount of $38,693 of this Note plus accrued interest of $2,046 was converted in 2019 into 3,951,103 shares of Common Stock valued at $74,721 resulting in a loss of $23,474 and a write off of $1,967.

On March 18, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $40,660 with interest accruing at 8% is due December 18, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The principal amount of $40,660 of this note plus accrued interest of $1,718 was converted in 2019 into 3,580,246 shares of Common Stock valued at $85,700 resulting in a loss of $43,322.

On July 2, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $40,000 with interest accruing at 8% is due April 30, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2019 was $ 1,596. The Company estimates that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

On July 26, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 8% is due July 26, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2019 was $1,731. The Company estimates that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

On September 12, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $43,000 with interest accruing at 8% is due July 15, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2019 was $1,037. The Company estimates that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

On December 14, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $42,800 with interest accruing at 8% is due December 14, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. Interest accrued at December 31, 2019 was $159. The Company estimates that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

A Note Payable having a Face Value of $26,893 at January 1, 2018 and accruing interest at 12% was due December 31, 2018. This Note was nonconvertible. On December 31, 2018, the Company renewed the Note, together with accrued interest of $2,881 for a 12-month period (“2018 Note). On December 31, 2019 the Company renewed the 2018 Note together with accrued interest of $3,227 for a 12-month period (“2019 Note”). The 2019 Note has a Face Value of $30,120 and accrues interest at 12%. The 2019 Note is nonconvertible.

Note 9 – Notes Payable Related Party

Notes payable to related parties consist of the following:

On January 1, 2018, as part of the acquisition of Atlas Pharma Inc., the Company issued a Note Payable in the amount of $450,000 Canadian (approximately $358,407 US). The Note was nonconvertible and accrued interest at the rate of 3% per annum. Payments on this note were $10,000 Canadian (approximately $8,000 US) per quarter. Post-acquisition, the holder of this Note stayed on as a director and officer of Atlas Pharma Inc. The Company disposed of Atlas Pharma Inc. on April 1, 2019 in exchange for this note.

A Note Payable held by a private individual who became a principal shareholder of the Company having a Face Value of $122,093 at January 1, 2018 and a maturity date of December 31, 2018, accrues interest at 12%. This private individual ceased to be a principal shareholder of the Company in the third quarter of 2018. On December 31, 2018, the Company renewed this Note, together with accrued interest of $14,651 for a 12-month period by issuing a new Note having a Face Value of $136,744 (the “2018 Note). On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, the Company renewed the remaining principal balance of the 2018 Note, together with accrued interest of $15,509 for a 12-month period (the “2019 Note”). The 2019 Note has a Face Value of $122,253 and accrues interest at 12%. The 2019 Note is nonconvertible and matures on December 31, 2020.

A Note Payable held by the CEO of the Company having a Face Value of $104,942 Canadian ($83,649 US) at January 1, 2018 and accruing interest at 12% was due December 31, 2018. On December 31, 2018, the Company renewed the Note, together with accrued interest of $12,593 Canadian ($9,227 US) for a 12-month period (the “2018 Note). The 2018 Note had a Face Value of $117,535 Canadian ($86,118 US) and matures on December 31, 2019. On December 31, 2019, the Company renewed the 2018 Note together with accrued interest of $14,104 Canadian ($10,845 US) and cash advances made to the Company of $36,473 Canadian ($28,044 US) for a 12-month period (the “2019 Note”). The amount due under the 2019 Note was converted to US Dollars resulting in the 2019 Note having a Face Value of $128,269 US. The 2019 Note is nonconvertible, accrues interest at 12%, and matures on December 31, 2020.

Note 10 – Related Party Transactions

In addition to the transactions specified under Note 9 above, during the period ended December 31, 2019, the Company issued to the Board of Directors 1,950,000 shares of Common Stock valued at $74,100, 3,300,000 shares of Common Stock valued at $99,000, and 3,900,000 shares of Common Stock valued at $31,200. The Company also issued 550,000 shares of Common Stock valued at $16,500 to the CFO for consulting services rendered to the Company in 2019. During the year ended December 31, 2019 the Directors and officers were paid $72,916 in cash. Of this amount, $28,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

For the period ended December 31, 2018, the Company issued to the Board of Directors 202,500 shares of $0.001 par value Common Stock valued at $429,300 and 285,000 shares of $0.001 par value Common Stock valued at $171,000. During the year ended December 31, 2018 the directors and officers were paid $154,915 in cash. Of this amount, $85,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

Note 11 – Royalties Payable

As part of a subscription agreement entered into in 2016, the Company had an obligation to pay a royalty of 5% of net sales on one of its generic products (Anastrozole) for a period of three (3) years from the date of the first sale of that product. In September 2018, 2,500 shares of the Company’s Common Stock valued at $5,900 were issued in exchange for cancellation of this royalty obligation.

Note 12 – Acquisition and Disposition of Atlas Pharma Inc.

On January 1, 2018 the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a privately held Canadian company providing analytical chemistry testing services (“Atlas Business”). The purchase price for the shares was $848,000 Canadian ($676,748 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 50,000 shares of the Company’s Common Stock valued at $238,000, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum (“Atlas Note”). The following table summarizes the allocation of the purchase price as of the acquisition date:

Cash	$4,942
Accounts receivable	$79,508
Prepaids	$1,428
Property and equipment	$62,990
Goodwill	$665,697
Liabilities assumed ($172,899 Canadian)	$(137,817)

Total consideration	$676,748

Effective April 1, 2019, the Company disposed of Atlas by re-assigning all of its stock in Atlas back to the original owner in exchange for the Atlas Note. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued Atlas Business are presented separately in the Company's financial statements. Summarized financial information for the discontinued Atlas Business is shown below. Prior period balances have been reclassified to present the operations of the Atlas Business as discontinued operations.

Discontinued Operations Income Statement:

	Audited December 31, 2019	Audited December 31, 2018

Revenues	$119,522	$335,357
Cost of revenues	81,920	285,210
Gross profit	37,602	50,147

General and administrative expenses	36,196	46,970
Gain (Loss) from operations	1,406	3,177
Other income (expense) – Interest	(3,518)	(12,024)
Net Income (Loss) from operations	(2,112)	(8,847)

Loss on Disposal	(580,125)	-

Net Income (Loss) from Discontinued Operations	(582,237)	(8,847)

The individual assets and liabilities of the discontinued Atlas Business are in the captions "Assets of Discontinued Operation" and "Liabilities of Discontinued Operation" in the Consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheets:

	Audited December 31, 2019	Audited December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$-	$4,682
Accounts receivable	-	94,955
Total Current Assets	-	99,637

Equipment (net of $ 0 and $34,959 depreciation)	-	224,238
Goodwill	-	665,697

TOTAL ASSETS	$-	$989,572

LIABILITIES

Current Liabilities:
Notes payable	-	4,657
Notes payable - related party	-	18,230
Related party advances	-	10,248
Accounts payable & accrued expenses	-	70,597
Total Current Liabilities	-	103,732

TOTAL LIABILITIES	$-	$103,732

Discontinued Operations Cash Flows:

Cash flows used in discontinued operations for the period ended December 31, 2019 and 2018 were $8,510 and $7,603, respectively. There were no cash flows used in or provided by investing or financing activities during those periods.

Note 13 – Leases

The Company's arrangement in connection with its office space located in Pointe-Claire, Quebec, Canada has no short-term or long-term asset or liability value.

Note 14 – Subsequent Events

On January 1 and 30, 2020, February 25, 2020 and March 9 and 25, 2020 the holder of a note payable dated December 24, 2018 elected to convert a total of $26,500 in principal and $2,886 in accrued interest into 225,114,953 shares of Common Stock leaving a principal balance of $25,000.

On January 8, 17 and 30, 2020 and February 5, 18 and 25, 2020 the holder of a note payable dated July 2, 2019 elected to convert a total of $40,000 in principal and $1,600 in accrued interest into 261,987,181 shares of Common Stock leaving a principal balance of $-0-.

In February and March 2020, the Company purchased additional inventory for a total of $2,752.

Effective April 6, 2020, the Company completed a 20 to 1 reverse split of its $0.001 par value Common Stock, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417 (the “Second Reverse Stock Split”). The Company had previously completed another 20 to 1 reverse split of its $0.001 par value Common Stock effective February 1, 2019 (the “First Reverse Stock Split”). The financial statements contained in this Report reflect both the First and Second Reverse Stock Splits on a retroactive basis.

On April 15, 2020, the Company adoped a Code of Ethics.

On April 16, 20 and 23, 2020 the holder of a note payable dated September 12, 2019 elected to convert a total of $16,700 in principal into 10,263,889 shares of Common Stock leaving a principal balance of $26,300.

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

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2019, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out in December 2019, management believes that, as of December 31, 2019, our internal control over financial reporting were ineffective based in part on the issues discussed above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	67	President, Chief Executive Officer and Chairman

Dr. Abderrazzak Merzouki	56	Chief Operating Officer and Director

Camille Sebaaly	59	Chief Financial Officer, Secretary and Director

Our directors serve as directors until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

               Following is biographical information of our current management:

Dr. Steve N. Slilaty was appointed as our CEO and Chairman of our Board of Directors on October 15, 2009.  Dr. Slilaty is an accomplished scientist and business executive. His scientific publications are widely cited. Sunshine Biopharma is the third in a line of biotechnology companies that Dr. Slilaty founded and managed.  The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and is now a member of a family of companies owned by MP Biomedicals, one of the largest international suppliers of biotechnology reagents and other research products.  The second company which Dr. Slilaty founded, Genomics One Corporation, conducted an initial public offering of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the key participants in the Human Genome Project and reached a market cap of $1 billion in 2000.  Formerly, Dr. Slilaty was a research team leader at the Biotechnology Research Institute (Montreal), a division of the National Research Council of Canada.  Dr. Slilaty is one of the pioneers of Gene Therapy having developed the first gene delivery system applicable to humans in 1983 [Science 220: 725-727 (1983)]. Dr. Slilaty's other distinguished scientific career accomplishments was the discovery of a new class of enzymes, the S24 Family of Proteases (IUBMB Enzyme: EC 3.4.21.88) [Proc. Natl. Acad. Sci. U.S.A. 84: 3987-3991 (1987)]. In addition, Dr. Slilaty (i) developed the first site-directed mutagenesis system applicable to double-stranded DNA [Analyt. Biochem. 185: 194-200 (1990)], (ii) cloned the gene for the first yeast-lytic enzyme (lytic b-1,3-glucanase) [J. Biol. Chem. 266: 1058-1063 (1991)], (iii) developed a new molecular strategy for increasing the rate of enzyme reactions [Protein Engineering 4: 919-922 (1991)], and (iv) constructed a powerful new cloning system for genomic sequencing (TrueBlue® Technology) [Gene 213: 83-91 (1998)]. Most recently, Dr. Slilaty, in collaboration with Institut National des Sciences Appliquée (France), State University of New York at Binghamton (USA) and École Polytechnique, Université de Montréal (Canada), designed, patented, and advanced the development the first, and currently the only known anticancer compound (Adva-27a) capable of destroying multidrug resistant cancer cells [Anticancer Res. 32: 4423 (2011) and US Patent Numbers: 8,236,935 and 10,272,065]. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty is the author of 18 original research papers and 10 issued and pending. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks.  Dr. Slilaty received his Ph.D. degree in Molecular Biology from the University of Arizona in 1983 and Bachelor of Science degree in Genetics and Biochemistry from Cornell University in 1976.  Dr. Slilaty has received research grants from the NIH and NSF and he is the recipient of the 1981 University of Arizona Foundation award for Meritorious Performance in Teaching. He devotes approximately 50% of his time to our business affairs.

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

Code of Ethics

Our board of directors adopted a code of ethics on April 15, 2020. A copy of the same is attached to this Report as Exhibit 14.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Dr. Steve N. Slilaty
Chief Executive Officer and Director	2017	155,641(4)	-	112,000(1)	-	267,641
	2018	85,000(5)	-	200,100(2)	-	285,100
	2019	28,000(5)	-	68,100(3)	-	96,100

Camille Sebaaly(6)	2017	16,099	-	112,000(1)	-	128,099
Chief Financial Officer and Director	2018	37,500	-	200,100(2)	-	237,600
	2019	25,000	-	68,100(3)	-	93,100

Dr. Abderrazzak Merzouki	2017	12,531	-	112,000(1)	-	124,531
Chief Operating Officer and Director	2018	32,415	-	200,100(2)	-	232,515
	2019	19,916	-	68,100(3)	-	88,016

(1)
In 2017, each member of our Board of Directors was issued 35,000 shares of our Common Stock valued at $112,000.

(2)
In 2018, each member of our Board of Directors was issued 67,500 and 95,000 shares of our Common Stock valued at $143,100 and $57,000, respectively.

(3)
In 2019, each member of our Board of Directors was issued 650,000, 1,100,000 and 1,300,000 shares of our Common Stock valued at $24,700, $33,000 and $10,400, respectively.

(4)
This includes $147,695 paid to Advanomics Corporation, a company controlled by our CEO.

(5)
These amounts were paid to Advanomics Corporation, a company controlled by our CEO.

(6)
In addition, we issued 550,000 shares of our Common Stock valued at $16,500 to our CFO for consulting services rendered to us in 2019.

Executive compensation and salaries are established by our Board of Directors.  We currently do not have a Compensation Committee but expect to have one in place in the future once we have independent directors.  We have not and do not expect to pay any other compensation to our current executive officers or directors until such time as we are able to secure adequate funding for our operations.

Employment Agreements

None of our executive officers is party to an employment agreement with us.

Stock Plan

We have not adopted any stock option or other employee plans as of the date of this Report.  We may adopt such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 69,939,306 Common Shares and 500,000 Series B Preferred Shares issued and outstanding as of the date of this Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Class	Percent of Voting Shares

Common	Dr. Steve N. Slilaty(1) 579 Rue Lajeunesse Laval, Quebec Canada H7X 3K4	4,204,670(2)	6.01%	0.74%
Series B Preferred		500,000,000(3)	0%	87.73%

Common	Camille Sebaaly(1) 14464 Gouin West, #B Montreal, Quebec Canada H9H 1B1	3,893,086	5.57%	0.68%

Common	Dr. Abderrazzak Merzouki(1) 731 Place de l’Eeau Vive Laval, Quebec Canada H7Y 2E1	3,343,975	4.78%	0.59%

Common	All Officers and Directors As Group (3 persons)	11,441,731	16.36%	89.74%

(1)
Officer and Director.

(2)
Includes 861,209 shares held in the name of TRT Pharma Inc., a company resulting from the amalgamation of Advanomics Corporation and 4019318 Canada Inc. which took effect on January 1, 2020. Dr. Slilaty is an officer, director and principal shareholder of TRT Pharma Inc. and, as a result, controls the disposition of these shares.

(3)
Comprised of 500,000 shares of $0.10 par value Series “B” Preferred Stock having 1,000 votes per share. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

A Note Payable held by a private individual who became a principal shareholder of our Company having a Face Value of $122,093 at January 1, 2018 and a maturity date of December 31, 2018, accrues interest at 12%. This private individual ceased to be one of our principal shareholders in the third quarter of 2018. On December 31, 2018, we renewed this Note, together with accrued interest of $14,651 for a 12-month period by issuing a new Note having a Face Value of $136,744 (the “2018 Note). On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, we renewed the remaining principal balance of the 2018 Note, together with accrued interest of $15,509 for a 12-month period (the “2019 Note”). The 2019 Note has a Face Value of $122,253 and accrues interest at 12%. The 2019 Note is not convertible and matures on December 31, 2020.

A Note Payable held by our CEO having a Face Value of $104,942 Canadian ($83,649 US) at January 1, 2018 and accruing interest at 12% was due December 31, 2018. On December 31, 2018, we renewed the Note, together with accrued interest of $12,593 Canadian ($9,227 US) for a 12-month period (the “2018 Note). The 2018 Note had a Face Value of $117,535 Canadian ($86,118 US) and matures on December 31, 2019. On December 31, 2019, we renewed the 2018 Note together with accrued interest of $14,104 Canadian ($10,845 US) and cash advances made to the Company of $36,473 Canadian ($28,044 US) for a 12-month period (the “2019 Note”). The amount due under the 2019 Note was converted to US Dollars resulting in the 2019 Note having a Face Value of $128,269 US. The 2019 Note is nonconvertible, accrues interest at 12%, and matures on December 31, 2020.

On January 1, 2018, as part of the acquisition of Atlas Pharma Inc., we issued a Note Payable in the amount of $450,000 Canadian (approximately $358,407 US). The Note was nonconvertible and accrued interest at the rate of 3% per annum. Payments on this note were $10,000 Canadian (approximately $8,000 US) per quarter. Post-acquisition, the holder of this Note stayed on as a director and officer of Atlas Pharma Inc. We disposed of Atlas Pharma Inc. on April 1, 2019 in exchange for this note.

During the year ended December 31, 2019, we issued to our Board of Directors 1,950,000 shares of Common Stock valued at $74,100, 3,300,000 shares of Common Stock valued at $99,000, and 3,900,000 shares of Common Stock valued at $31,200. We also issued 550,000 shares of Common Stock valued at $16,500 to our CFO for consulting services rendered to us in 2019. During the year ended December 31, 2019, our Directors and Officers were paid $72,916 in cash. Of this amount, $28,000 was paid to Advanomics Corporation, a company controlled by our CEO.

During the year ended December 31, 2018, we issued an aggregate of 487,500 shares of our Common Stock valued at $600,300 to the members of our Board of Directors in equal amounts. During the year ended December 31, 2018 our Directors and Officers were paid $154,915 in cash. Of this amount, $85,000 was paid to Advanomics Corporation, a company controlled by our CEO.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

Director Independence

None of our current directors are deemed “independent” pursuant to SEC rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Audit Fees	$64,800	$81,198
Tax Fees	-	-
All Other Fees	-	-
Total	$64,800	$81,198

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2019 and 2018 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q..

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

14	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instances Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUNSHINE BIOPHARMA, INC.

Dated: April 30, 2020	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2020.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Dr. Abderrazzak Merzouki
Dr. Abderrazzak Merzouki, Director