Form 10-Q
period 2020-03-31
Sunshine Biopharma, Inc
filed 2020-05-18
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2020

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of May 18, 2020, was 112,888,999 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Unaudited Consolidated Balance Sheet

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$10,808	$40,501
Accounts receivable	-	430
Inventory	13,712	15,910
Prepaid expenses	1,913	1,255
Deposits	7,590	7,590

Total Current Assets	34,023	65,686

Equipment (net of $39,883 and $37,109 depreciation, respectively)	29,665	32,456

TOTAL ASSETS	$63,688	$98,142

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable	513,407	586,307
Notes payable - related party	128,269	129,261
Accounts payable and accrued expenses	97,964	96,882
Interest payable	32,654	21,077

Total Current Liabilities	772,294	833,527

TOTAL LIABILITIES	772,294	833,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series A $0.10 par value per share;
Authorized 850,000 shares; Issued and outstanding -0- shares	-	-

Preferred Stock, Series B $0.10 par value per share;
Authorized 500,000 shares; Issued and outstanding 500,000 shares	50,000	50,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares;
Issued and outstanding 59,675,417 and 35,319,990 at March 31, 2020 and December 31, 2019, respectively	59,675	35,320

Capital paid in excess of par value	16,714,450	16,616,426
Accumulated other comprehensive income	(3,836)	(2,495)
Accumulated Earnings (Deficit)	(17,528,895)	(17,434,636)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(708,606)	(735,385)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$63,688	$98,142

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement of Operations and Comprehensive Income (Loss)

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2020	2019

Revenues:	$11,102	$206
Cost of revenues	3,883	112
Gross profit	7,219	94

General & Administrative Expenses:
Accounting	-	17,000
Consulting	1,724	11,076
Legal	23,724	32,656
Office	11,622	16,708
Officer & director remuneration	3,830	40,201
Rent	507	1,248
Depreciation	3,511	3,414
Total General & Administrative Expenses	44,918	122,303

Income (Loss) from operations	(37,699)	(122,209)

Other Income (Expenses):
Foreign exchange gain (loss)	10,896	(9,616)
Interest expense	(16,356)	(46,297)
Loss on conversion of notes payable	(51,100)	(22,308)
Total Other Income (Expenses)	(56,560)	(78,221)

Income (Loss) before income taxes	(94,259)	(200,430)
Income tax provision	-	-

Net income (loss) from continuing operations	(94,259)	(200,430)
Net income (loss) on discontinued operations	-	(2,112)

Net Income (Loss)	$(94,259)	$(202,542)

Other comprehensive income (loss) foreign exchange	(1,341)	(785)

Comprehensive Income (Loss)	(95,600)	(203,327)

Basic Income (Loss) from continuing operations per Common Share	$(0.00)	$(0.05)

Basic Income (Loss) from discontinued operations per Common Share	$0.00	$(0.00)

Basic Income (Loss) per Common Share	$(0.00)	$(0.05)

Weighted Average Common Shares Outstanding	37,590,084	4,304,735

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement of Cash Flows

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2020	2019

Cash Flows From Operating Activities:
Net Income (Loss)	$(94,259)	$(202,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,830	16,475
Foreign exchange (gain) loss	(10,896)	9,616
Rent from ASC 842 lease calculation	-	3,389
Stock issued for interest	4,486	-
Loss on debt conversion	51,100	22,308
(Increase) decrease in accounts receivable	430	(24,242)
(Increase) decrease in inventory	2,198	(13,237)
(Increase) in prepaid expenses	(658)	(2,402)
Increase (decrease) in Accounts Payable & accrued expenses	1,158	(53,426)
Increase (decrease) in interest payable	11,577	10,102
Net Cash Flows (Used) in Operations	(31,034)	(233,959)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	249,500
Payments of notes payable	-	(53,767)
Advances from related parties	-	2,993
Notes payable used to pay origination fees and interest	-	15,930
Net Cash Flows Provided by Financing Activities	-	214,656

Cash and Cash Equivalents at Beginning of Period	40,501	115,216
Net increase (decrease) in cash and cash equivalents	(31,034)	(19,302)
Foreign currency translation adjustment	1,341	(785)
Cash and Cash Equivalents at End of Period	$10,808	$95,129

Supplementary Disclosure Of Cash Flow Information:
Stock issued for note conversions including interest	$122,379	$47,308
Cash paid for interest	$-	$11,034
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
Unaudited Statement of Shareholders' Equity

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number of Preferred Shares Issued	Preferred Stock	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2018	4,282,620	$4,283	$15,668,047	500,000	$50,000	$(3,738)	$(15,774,345)	(55,753)

Common Stock issued for the reduction of notes payable and payment of interest	184,829	185	47,123					47,308

Net (loss)						(785)	(202,542)	(203,327)
Balance at March 31, 2019	4,467,449	$4,468	$15,715,170	500,000	$50,000	$(4,523)	$(15,976,887)	(211,772)

Balance at December 31, 2019	35,319,990	35,320	16,616,426	500,000	50,000	(2,495)	(17,434,636)	(735,385)

Common Stock issued for the reduction of notes payable and payment of interest	24,355,427	24,355	98,024					122,379

Net (loss)						(1,341)	(94,259)	(95,600)
Balance at March 31, 2020	59,675,417	$59,675	$16,714,450	500,000	$50,000	$(3,836)	$(17,528,895)	(708,606)

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Periods Ended March 31, 2020 and 2019

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

On January 1, 2018, the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held analytical chemistry company. The purchase price for the shares was Eight Hundred Forty-Eight Thousand Dollars $848,000 Canadian ($676,748 US). The purchase price included a cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 50,000 shares of the Company’s Common Stock valued at $238,000, and a promissory note (“Atlas Debt”) in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum. Effective April 1, 2019, the Company re-assigned all of its stock in Atlas back to the original owner in exchange for the Atlas Debt. The loss on the disposition was $580,125. See “Discontinued Operations” below for a more detailed explanation of this disposition.

In March 2018, the Company formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of the Company’s interest in the Adva27a anticancer drug to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

In December 2018, the Company launched its first over-the-counter product, Essential 9tm, a dietary supplement comprised of the nine essential amino acids that the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

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

Impact of Coronavirus (COVID-19) Pandemic

In March 2020, the World Health Organization declared Coronavirus and its associated disease, COVID-19, a global pandemic. Conditions surrounding the Coronavirus outbreak are evolving rapidly and government authorities around the world have implemented emergency measures to mitigate the spread of the virus. The outbreak and related mitigation measures have had and will continue to have a material adverse impact on the world economies and the Company's business activities. It is not possible for the Company to predict the duration or magnitude of the adverse conditions of the outbreak and their effects on the Company’s business or ability to raise funds. No adjustments have been made to the amounts reported in the Company's financial statements as a result of this matter.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three month period ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of March 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2020. These financial statements should be read in conjunction with that report.

Recently Issued Accounting Pronouncements

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-01, LEASES (TOPIC 842): LAND EASEMENT PRACTICAL EXPEDIENT FOR TRANSITION TO TOPIC 842. In February 2016, the FASB issued Accounting Standards Update No. 2016- 02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The Company adopted this pronouncement on January 1, 2019. The Company's month-to-month arrangement for office space has no short-term or long-term asset or liability value.

Discontinued Operations

Effective April 1, 2019 the Company disposed of its Atlas Pharma Inc. subsidiary. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the Analytical Chemistry Services Operations are presented separately in the Company's financial statements. Summarized financial information for the discontinued business is shown below. Prior period balances have been reclassified to present the operations of the Analytical Chemistry Services business as a discontinued operation.

Discontinued Operations Income Statement:

	Unaudited	Unaudited
	3 Month Ended	3 Month Ended
	March 31, 2020	March 31, 2019

Revenues	$-	$119,522
Cost of revenues	-	81,920
Gross profit	-	37,602

General & Administrative Expenses	-	36,196
Gain (Loss) from operations	-	1,406

Other income (expense) – Interest	-	(3,518)
Net Income (Loss) from discontinued operations	$-	$(2,112)

Discontinued Operations Balance Sheet:

	Unaudited	Unaudited
	March 31, 2020	March 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$-	$4,682
Accounts receivable	-	94,955
Total Current Assets	-	99,637

Equipment (net of $-0- and $34,959 depreciation)	-	224,238
Goodwill	-	665,697

TOTAL ASSETS	-	989,572

LIABILITIES
Current Liabilities:
Notes payable	-	4,657
Notes payable - related party	-	18,230
Related party advances	-	10,248
Accounts payable and accrued expenses	-	70,597
Total Current Liabilities	-	103,732

TOTAL LIABILITIES	$-	$103,732

Discontinued Operations Cash Flows:

Cash flows used in discontinued operations for the nine months ended March 31, 2020 and 2019 were $-0- and $8,510, respectively. There were no cash flows used in or provided by financing or investing activities during those periods.

Earnings per Share

Earnings per share is computed using the weighted average number of Common Shares outstanding during the period. The Company has adopted ASC 260, “Earnings per Share”.

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

Local governmental regulations in Canada require that companies recognize revenues upon completion of the work by issuing an invoice and remitting the applicable sales taxes (GST and QST) to the appropriate government agency. The Company’s revenue recognition policy is in compliance with these local regulations.

Note 2 – Going Concern and Liquidity

As of March 31, 2020 and December 31, 2019, the Company had $10,808 and $40,501 in cash on hand, respectively, and limited revenue-producing business and other sources of income. Additionally, as of March 31, 2020  and December 31, 2019, the outstanding liabilities of the Company totaled $772,294 and $833,527, respectively.

In the Company’s financial statements for the fiscal years ended December 31, 2019, and 2018, the Reports of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on the Company’s current financial projections, management believes it does not have sufficient existing cash resources to fund its current limited operations.

It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or at terms acceptable to the Company. Any issuance of convertible debt or equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

Note 3 – Notes Payable

Outstanding Notes Payable at March 31, 2020 consisted of the following:

On April 1, 2017 the Company received monies in exchange for a Note Payable having a Face Value of $100,000 Canadian ($70,490 US at March 31, 2020) with interest payable quarterly at 9%, which Note was due April 1, 2019. The Note is convertible any time after issuance into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.011 US) per share. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. In June 2018, the Company filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against the holder of this Note. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to the Company in an amount of approximately $200,000 Canadian (approximately $143,000 US). The matter is currently pending. See “PART II, Item 1, Legal Proceedings”, below.

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

On December 24, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8% is due December 24, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. As of March 31, 2020, a total principal amount of $62,000 of this Note plus accrued interest of $5,342 was converted into 14,606,229 shares of Common Stock valued at $121,665 resulting in a loss of $54,323. The remaining principal balance of this note at March 31, 2020 was $25,000. During the three month period ended March 31, 2020, a total principal amount of $26,500 of this Note plus accrued interest of $2,886 was converted into 11,255,748 shares of Common Stock valued at $63,695 resulting in a loss of $34,309. This note is past due and is currently payable on demand.

On January 8, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $54,000 with interest accruing at 8% is due January 8, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. This note is past due and is currently payable on demand.

On February 5, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $37,450 with interest accruing at 8% is due October 10, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. A principal amount of $5,265 of this Note plus accrued interest of $-0- was converted in 2019 into 450,000 shares of Common Stock valued at $6,300 resulting in a loss of $1,035. At March 31, 2020, the remaining principal balance of this note was $32,185. This note is past due and is currently payable on demand.

On July 2, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $40,000 with interest accruing at 8% is due April 30, 2020. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. During the three months period ended March 31, 2020, the entire principal amount of $40,000 of this Note plus accrued interest of $1,600 was converted into 13,099,359 shares of Common Stock valued at $58,684 resulting in a loss of $17,084 and a remaining principal balance of $-0-.

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

A Note Payable dated December 31, 2018 having a Face Value of $26,893 and accruing interest at 12% was due December 31, 2019. On December 31, 2019, the Company renewed the Note, together with accrued interest of $3,227 for a 12-month period. The new Note has a Face Value of $30,120 and accrues interest at 12%. This Note is nonconvertible and matures on December 31, 2020.

A Note Payable dated December 31, 2018 having a Face Value of $136,744 and accruing interest at 12% was due December 31, 2019. On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, the Company renewed the remaining principal balance of this Note, together with accrued interest of $15,509 for a 12-month period. The new Note has a Face Value of $122,253 and accrues interest at 12%. This Note is nonconvertible and matures on December 31, 2020.

At March 31, 2020 and December 31, 2019, total accrued interest on Notes Payable was $32,654 and $21,077, respectively.

Note 4 – Notes Payable - Related Party

Outstanding Notes Payable at March 31, 2020 held by related parties consist of the following:

A Note Payable dated December 31, 2018 held by the CEO of the Company having a Face Value of $117,535 Canadian ($86,118 US) and accruing interest at 12% was due December 31, 2019. On December 31, 2019, the Company renewed the Note together with accrued interest of $14,104 Canadian ($10,845 US) and cash advances made to the Company of $36,473 Canadian ($28,044 US) for a 12-month period. The new Note, which was converted to USD, now has a face Value of $128,269 US. This new Note is nonconvertible, accrues interest at 12% per annum and has a maturity date of December 31, 2020.

Note 5 – Shareholders’ Equity

During the three months ended March 31, 2020 the Company issued a total of 24,355,427 shares of $0.001 par value Common Stock for the conversion of outstanding notes payable, reducing the debt by $66,500 and interest payable by $4,486 and generating a loss on conversion of $51,393.

The Company declared no dividends through March 31, 2020.

Note 6 – Related Party Transactions

In addition to the related party transaction detailed in Note 4 above, the Company paid its Officers and Directors cash compensation totaling $3,830 and $40,201 for the three months ended March 31, 2020 and 2019, respectively.

Note 7 – Subsequent Events

On April 16, 20, and 23, and May 5, and 13, 2020, the holder of a note payable dated September 12, 2019 elected to convert a total of $43,000 in principal and $1,720 in accrued interest into 38,855,726 shares of Common Stock leaving a principal balance of $-0-.

On May 5, 2020 the holder of a note payable dated December 24, 2018 elected to convert a total of $12,000 in principal and $1,999 in accrued interest into 14,357,856 shares of Common Stock leaving a principal balance of $13,000.

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

In January 2018, we acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Health Canada certified company dedicated to chemical analysis of pharmaceutical and other industrial samples. Effective April 1, 2019, we re-assigned all of our stock in Atlas back to the original owner in exchange for the Atlas related debt. See “Discontinued Analytical Chemistry Services Operations” below for a more detailed explanation of this acquisition and the subsequent disposition thereof in April 2019.

In March 2018, we formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation, and assigned all of our interest in our Adva-27a anticancer compound to that company. NOX Pharmaceuticals, Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

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

Dietary Supplements Operations

In December 2018, we completed the development of Essential 9tm, the first in a line of essential micronutrients products that we are planning to launch. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9tm product. Our Essential 9tm dietary supplement tablets contain a balanced formula of the 9 Essential Amino Acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Sunshine Biopharma’s Essential 9tm provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. Essential 9tm is currently available on Amazon.com and Amazon.ca. Figure 5 below shows our 60-Tablet Essential 9tm product.

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

Results Of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

During the three months ended March 31, 2020, we generated $11,102 in revenues, compared to $206 in revenues for the same three months period of 2019, an increase of $10,896. All of these revenues were generated from our new Dietary Supplements Operations which we launched in March 2019. The direct cost for generating these revenues was $3,883 for the period ended March 31, 2020, compared to $112 for the same period in 2019. Our gross profit increased to $7,219 for the period ended March 31, 2020, compared to a gross profit of $94 for the same period in 2019.

General and Administrative expenses during the three month period ended March 31, 2020 were $44,918, compared to General and Administrative expense of $122,303 incurred during the three month period ended March 31, 2019, a decrease of $77,385. Nearly all categories of our General and Administrative expenses saw a decrease during the three month period ended March 31, 2020, compared to the same period in 2019. Specifically, the decreases included accounting fees by $17,000, consulting fees by $9,352, legal fees by $8,932, office expenses by $5,086, and officer and director compensation by $36,371. These decreases were part of a cost-cutting effort we initiated in the beginning of 2020 and plan to continue going forward. Overall, we incurred a loss of $37,699 from our operations in the three month period ended March 31, 2020, compared to a loss of $122,209 in the similar period of 2019, an $84,510 improvement.

In the area of other expenses, we incurred $16,356 in interest expense during the three months ended March 31, 2020, compared to $46,297 in interest expense during the similar period in 2019 due to reduced borrowings. In addition, we incurred $51,393 in losses arising from debt conversion during the three months ended March 31, 2020, compared to $22,308 in losses from debt conversion during the similar period in 2019.

As a result, we incurred a net loss of $94,259 ($0.00 per share) for the three month period ended March 31, 2020, compared to a net loss of $202,542 ($0.05 per share) during the three month period ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2019, we had cash or cash equivalents of $10,808.

Net cash used in operating activities was $31,034 during the three month period ended March 31, 2020, compared to $233,959 for the three month period ended March 31, 2019.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our Proprietary Drug Development activities and expansion of our Generic Pharmaceuticals and Dietary Supplements operations discussed above.

Cash flows provided by financing activities were $-0- for the three month periods ended March 31, 2019, compared to $214,656 during the three months ended March 31, 2019.  Cash flows used in investing activities were $-0- for both, the three month period ended March 31, 2020 and the same three month period ended in 2019.

During the three months ended March 31, 2020, we issued a total of 24,355,427 shares of our Common Stock valued at $122,379 for the conversion of outstanding notes payable, reducing the debt by $66,500 and interest payable by $4,486 and generating a loss on conversion of $51,393.

During the three month period ended March 31, 2019, we issued a total of 184,829 shares of our Common Stock valued at $47,308 for the conversion of outstanding notes payable, reducing debt by $25,000 and interest payable by $-0- and generating a loss on conversion of $22,308.

During the three months ended March 31, 2020, we did not sell any of our capital stock for cash or entered into any new debt arrangements.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. As a result, our future success will depend on the future availability of financing, among other things. Such financing will be required to enable us to actualize our Proprietary Drug Development program and further develop our Generic Pharmaceuticals operations and Dietary Supplements plans. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $7 million ($2 million for the Generic Pharmaceuticals and Dietary Supplements operations and $5 million for the Proprietary Drug Development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Subsequent Events

On April 16, 20, and 23, and May 5, and 13, 2020, the holder of a note payable dated September 12, 2019 elected to convert a total of $43,000 in principal and $1,720 in accrued interest into 38,855,726 shares of Common Stock leaving a principal balance of $-0-.

On May 5, 2020 the holder of a note payable dated December 24, 2018 elected to convert a total of $12,000 in principal and $1,999 in accrued interest into 14,357,856 shares of Common Stock leaving a principal balance of $13,000.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2020, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended March 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2018 we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against one of our existing shareholders residing in Quebec City (Canada) arising out of a possible equity investment intended to be completed by August 2018. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to us in an amount of approximately $200,000 Canadian (approximately $154,000 US). On April 1, 2019, a note payable held by the defendant having a face value of $100,000 Canadian (approximately $76,000 US) became due and payable. We have elected not to pay the amount due and to petition the courts to link this matter to the ongoing litigation. On March 6, 2020, the Superior Court in the District of Montreal granted our motion and the two proceedings were linked. A date for the hearings to commence was subsequently set for April 7, 2020, however due to the ongoing Coronavirus (COVID-19) Pandemic, the date has been postponed until further notice.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor have there been any claims threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2020, we issued a total of 24,355,427 shares of our Common Stock valued at $122,379 for the conversion of outstanding notes payable, reducing the debt by $66,500 and interest payable by $4,486 and generating a loss on conversion of $51,393.

During the three month period ended March 31, 2019, we issued a total of 184,829 shares of our Common Stock valued at $47,308 for the conversion of outstanding notes payable, reducing debt by $25,000 and interest payable by $-0- and generating a loss on conversion of $22,308.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to issue these shares.

Other than reduction of debt from the conversion of the outstanding convertible notes payable described above, we did not receive any direct proceeds from the issuance of these shares. The proceeds from the convertible notes payable were used for working capital.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2020.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer