Form 10-Q
period 2020-06-30
Sunshine Biopharma, Inc
filed 2020-08-19
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2020

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of August 18, 2020, was 200,308,644 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Balance Sheet

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$85,593	$40,501
Accounts receivable	-	430
Inventory	16,576	15,910
Prepaid expenses	2,406	1,255
Deposits	7,590	7,590
Total Current Assets	112,165	65,686

Equipment (net of $43,723 and $37,109 depreciation, respectively)	26,352	32,456
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$138,517	$98,142

LIABILITIES

Current Liabilities:
Notes payable	439,496	586,307
Notes payable - related party	128,269	129,261
Accounts payable & accrued expenses	89,883	96,882
Interest payable	28,548	21,077
Total Current Liabilities	686,196	833,527

Long-term portion of notes payable	63,234	-

TOTAL LIABILITIES	749,430	833,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Series B $0.10 par value per share; Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 and 500,000 at June 30, 2020 and December 31, 2019, respectively	100,000	50,000

Common Stock, $0.001 per share; Authorized 3,000,000,000 Shares;
Issued and outstanding 191,710,596 and 35,319,990 at June 30, 2020 and December 31, 2019, respectively	191,709	35,320

Capital paid in excess of par value	17,267,946	16,616,426

Accumulated comprehensive income	(3,360)	(2,495)

Accumulated (Deficit)	(18,167,208)	(17,434,636)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(610,913)	(735,385)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$138,517	$98,142

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	3 Months Ended June 30, 2020	3 Months Ended June 30, 2019	6 Months Ended June 30, 2020	6 Months Ended June 30, 2019

Revenues	$15,145	$3,033	$26,247	$3,239
Cost of revenues	5,161	1,460	9,044	1,572
Gross profit	9,984	1,573	17,203	1,667

General & Administrative Expenses:
Accounting	37,200	24,140	37,200	41,140
Consulting	2,184	10,940	3,908	22,016
Legal	20,351	6,313	44,075	38,969
Office	22,835	18,202	34,457	34,910
Officer & director remuneration	52,000	3,751	55,830	43,952
Rent	492	1,009	999	2,257
Depreciation	3,491	3,415	7,002	6,829
Total General & Administrative Expenses	138,553	67,770	183,471	190,073

Income (Loss) from Operations	(128,569)	(66,197)	(166,268)	(188,406)

Other Income (Expense):
Miscellaneous income	3,000	-	3,000	-
Foreign exchange gain (loss)	(2,894)	(3,440)	8,002	(13,056)
Interest expense	(20,363)	(18,342)	(36,719)	(64,639)
Debt release	9,510	-	9,803	-
Loss on debt conversions	(498,997)	(42,786)	(550,390)	(65,094)
Total Other Income (Expense)	(509,744)	(64,568)	(566,304)	(142,789)

Net income (loss) before income taxes	(638,313)	(130,765)	(732,572)	(331,195)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(638,313)	(130,765)	(732,572)	(331,195)
Net income (loss) on discontinued operations	-	(580,125)	-	(582,237)
Net Income (Loss)	(638,313)	(710,890)	(732,572)	(913,432)

Unrealized Gain (Loss) from foreign exchange translation	476	2,499	(865)	1,714
Comprehensive Income (Loss)	(637,837)	(708,391)	(733,437)	(911,718)

Basic income (loss) from continuing operations per common share	$(0.01)	$(0.03)	$(0.01)	$(0.07)

Basic income (loss) from discontinued operations per common share	$0.00	$(0.12)	$0.00	$(0.13)

Basic income (loss) per common share	$(0.01)	$(0.14)	$(0.01)	$(0.20)

Weighted Average Common Shares Outstanding	109,110,342	4,973,649	78,975,458	4,641,040

  See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Statement of Cash Flows

	6 Months Ended June 30, 2020	6 Months Ended June 30, 2019

Cash Flows From Operating Activities:
Net Income (Loss)	$(732,572)	$(913,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,002	6,829
Foreign exchange (gain) loss	(8,002)	13,056
Stock issued for services	50,000	-
Stock issued for payment interest	27,445	3,841
Loss on debt conversion	550,390	65,094
Debt & interest release	(9,803)	(720)
Loss on disposition of subsidiary		582,237
(Increase) decrease in accounts receivable	430	(1,023)
(Increase) decrease in inventory	(666)	(18,193)
(Increase) in prepaid expenses	(1,151)	(5,442)
(Increase) in deposits	-	(7,590)
Increase (decrease) in Accounts Payable & accrued expenses	(3,594)	(31,449)
Increase (decrease) in interest payable	7,471	25,369
Net Cash Flows (Used) in Operations	(113,050)	(281,423)

Cash Flows From Investing Activities:
Advances to discontinued operations	-	(12,491)
Purchase of equipment	-	(485)
Net Cash Flows (Used) in Investing Activities	-	(12,976)

Cash Flows From Financing Activities:
Proceeds from notes payable	155,007	249,500
Payments of notes payable	-	(53,000)
Advances from related parties	-	6,998
Note payable used to pay note origination fees	4,000	15,930
Net Cash Flows Provided by Financing Activities	159,007	219,428

Cash and Cash Equivalents at Beginning of Period	$40,501	$110,534
Net increase (decrease) In cash and cash equivalents	45,957	(74,971)
Foreign currency translation adjustment	(865)	1,714
Cash and Cash Equivalents at End of Period	$85,593	$37,277

Supplementary Disclosure of Cash Flow Information:
Stock issued for note conversions including interest	$807,909	$151,169
Note payable cancelled upon disposal of subsidiary	$-	$315,785
Cash paid for interest	$-	$11,034
Cash paid for income taxes	$-	$-

  See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Condensed Statement of Shareholders' Equity

	Number of Common Shares Issued	Par Value	Capital Paid in Excess of Par Value	Number of Preferred Shares Issued	Value of Preferred Stock	Comprehensive Income	Accumulated Deficit	Total
Three Months Ended June 30, 2019
Balance at March 31, 2019	4,467,449	$4,468	$15,715,170	500,000	$50,000	$(4,523)	$(15,976,887)	$(211,772)

Common stock issued for the reduction of notes payable
and payment of interest	746,922	747	103,114					103,861

Net income (loss)						2,499	(710,890)	(708,391)

Balance at June 30, 2019	5,214,371	$5,215	$15,818,284	500,000	$50,000	$(2,024)	$(16,687,777)	$(816,302)

Six Months Ended June 30, 2019
Balance at December 31, 2018	4,282,620	$4,283	$15,668,047	500,000	$50,000	$(3,738)	$(15,774,345)	$(55,753)

Common stock issued for the reduction of notes payable
and payment of interest	931,751	932	150,237					151,169

Net income (loss)						1,714	(913,432)	(911,718)

Balance at June 30, 2019	5,214,371	$5,215	$15,818,284	500,000	$50,000	$(2,024)	$(16,687,777)	$(816,302)

Three Months Ended June 30, 2020
Balance at March 31, 2020	59,675,417	$59,675	$16,714,450	500,000	$50,000	$(3,836)	$(17,528,895)	$(708,606)

Common stock issued for the reduction of notes payable
and payment of interest	132,035,179	132,033	553,497					685,530

Preferred stock issued for services				500,000	50,000			50,000

Net income (loss)						476	(638,313)	(637,837)

Balance at June 30, 2020	191,710,596	$191,708	$17,267,947	1,000,000	$100,000	$(3,360)	$(18,167,208)	(610,913)

Six Months Ended June 30, 2020
Balance at December 31, 2019	35,319,990	$35,320	$16,616,426	500,000	$50,000	$(2,495)	$(17,434,636)	$(735,385)

Common stock issued for the reduction of notes payable
and payment of interest	156,390,606	156,388	651,521					807,909

Preferred stock issued for services				500,000	50,000			50,000

Net (loss)						(865)	(732,572)	(733,437)

Balance at June 30, 2020	191,710,596	$191,708	$17,267,947	500,000	$50,000	$(3,360)	$(18,167,208)	(660,913)

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Six Month Interim Periods Ended June 30, 2020 and 2019

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

In December 2018, the Company launched its first over-the-counter product, Essential 9tm, a nutritional supplement comprised of the nine (9) essential amino acids that the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

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

On May 22, 2020, the Company filed a patent application in the United States for a new treatment for Coronavirus infections, including COVID-19. The Company’s patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease (Mpro), an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020.

On June 17, 2020, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State for the State of Colorado, to eliminate the Series “A” Preferred Shares consisting of Eight Hundred and Fifty Thousand (850,000) shares, par value $0.10 per share, and the designation thereof, which shares were returned to the status of undesignated shares of Preferred Stock. In addition, the Amendment also increased the number of authorized Series “B” Preferred Shares from Five Hundred Thousand (500,000) to One Million (1,000,000) shares.

Also on June 17, 2020, the Company issued Five Hundred Thousand (500,000) shares of Series “B” Preferred Stock in favor of Dr. Steve N. Slilaty, the Company’s CEO, in consideration for the COVID-19 treatment technology he developed. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share. Each share of Series “B” Preferred Stock is entitled to 1,000 votes per share. This stock issuance brought Dr. Slilaty’s holdings of the Company’s Series B Preferred Stock to One Million (1,000,000) shares.

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

Basis of Presentation of Unaudited Condensed Financial Information

The unaudited financial statements of the Company for the three and six month periods ended June 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of June 30, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2020. These financial statements should be read in conjunction with that report.

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

Discontinued Operations

Effective April 1, 2019 the Company disposed of its Atlas Pharma Inc. subsidiary. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the Analytical Chemistry Services Operations, are presented separately in the Company's financial statements. Summarized financial information for the discontinued business is shown below. Prior period balances have been reclassified to present the operations of the Analytical Chemistry Services business as a discontinued operation.

Discontinued Operations Income Statement:

	Unaudited	Unaudited
	6 Month and 3 Month Ended June 30, 2020	6 Month and 3 Month Ended June 30, 2019

Revenues	$-	$119,522
Cost of revenues	-	81,920
Gross profit	-	37,602

General & Administrative Expenses	-	36,196
Gain (Loss) from operations	-	1,406

Other income (expense) – Interest	-	(3,518)
Net Income (Loss) from discontinued operations	-	(2,112)
Loss on disposal	(580,125)	580,125)
Total Net Income (Loss) from Discontinued Operations	$(580,125)	$(582,237)

Discontinued Operations Balance Sheet:

	Unaudited June 30, 2020	Unaudited June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$-	$4,682
Accounts receivable	-	94,955
Total Current Assets	-	99,637

Equipment (net of $-0- and $34,959 depreciation)	-	224,238
Goodwill	-	665,697
TOTAL ASSETS	-	989,572

LIABILITIES
Current Liabilities:
Notes payable	-	4,657
Notes payable - related party	-	18,230
Related party advances	-	10,248
Accounts payable and accrued expenses	-	70,597
Total Current Liabilities	-	103,732
TOTAL LIABILITIES	$-	$103,732

Discontinued Operations Cash Flows:

Cash flows used in discontinued operations for the six months ended June 30, 2020 and 2019 were $-0- and $8,510, respectively. There were no cash flows used in or provided by financing or investing activities during those periods.

Note 2 – Going Concern and Liquidity

As of June 30, 2020 and December 31, 2019, the Company had $85,593 and $40,501 in cash on hand, respectively, and limited revenue-producing business and other sources of income. Additionally, as of June 30, 2020 and December 31, 2019, the outstanding liabilities of the Company totaled $749,430 and $833,527, respectively.

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on the Company’s current financial projections, management believes it does not have sufficient existing cash resources to fund its current operations.

It is the Company’s current intention to raise debt and/or equity financing to fund ongoing operating expenses. There is no assurance that these events will be satisfactorily completed or on terms acceptable to the Company. Any issuance of convertible debt or equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

Note 3 – Notes Payable

The Company’s Notes Payable at June 30, 2020 consisted of the following:

On April 1, 2017, the Company received monies in exchange for a Note Payable having a Face Value of $100,000 Canadian ($73,380 US at June 30, 2020) with interest payable quarterly at 9%, which Note was due April 1, 2019. The Note is convertible any time after issuance into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.011 US) per share. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. In June 2018, the Company filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against the holder of this Note. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to the Company in an amount of approximately $200,000 Canadian (approximately $143,000 US). The matter is currently pending. See “PART II, Item 1, Legal Proceedings”, below.

On September 10, 2018, the Company issued two Notes Payable having an aggregate Face Value of $36,500 with interest accruing at 8%. The two Notes were issued for services rendered to the Company and had maturity dates in June 2019. The Company was unable to pay the notes and on November 30, 2019 the Company issued a new Note which included accrued interest and accelerated interest of $7,059 for a total Face Value of $43,559. The new Note accrues interest at 8% and is convertible after 180 days from issuance into Common Stock at a price 35% below market value. The new Note is due August 31, 2020. As of June 30, 2020, a total principal amount of $7,774 of this Note plus accrued interest of $2,082 was converted into 5,600,000 shares of Common Stock valued at $18,760 resulting in a loss of $8,904. At June 30, 2020, the remaining principal balance of this note was $35,785.

On December 24, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8% was due December 24, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. As of June 30, 2020, a total principal amount of $78,000 of this Note plus accrued interest of $8,063 was converted into 33,600,612 shares of Common Stock valued at $191,196 resulting in a loss of $105,133. A remaining amount of $9,000 in principal was forgiven.

On January 8, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $54,000 with interest accruing at 8% was due January 8, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the three month period ended June 30, 2020, the entire principal amount of $54,000 of this Note plus accrued interest of $9,814 was converted into 44,931,640 shares of Common Stock valued at $365,787 resulting in a loss of $301,973.

On February 5, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $37,450 with interest accruing at 8% was due October 10, 2019. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. A principal amount of $5,265 of this Note plus accrued interest of $-0- was converted in 2019 into 450,000 shares of Common Stock valued at $6,300 resulting in a loss of $1,035. At June 30, 2020, the remaining principal balance of this note was $32,185. This note is past due and is currently payable on demand.

On July 2, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $40,000 with interest accruing at 8% was due April 30, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the six month period ended June 30, 2020, the entire principal amount of $40,000 of this Note plus accrued interest of $1,600 was converted into 13,099,359 shares of Common Stock valued at $58,684 resulting in a loss of $17,084.

On July 26, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 8%, which became due July 26, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the three month period ended June 30, 2020, accrued interest of $4,909 was converted into 5,060,825 shares of Common Stock valued at $32,389 resulting in a loss of $27,480. This note is past due and is currently payable on demand.

On September 12, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $43,000 with interest accruing at 8% is due July 15, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the three month period ended June 30, 2020, the entire principal amount of $43,000 of this Note plus accrued interest of $1,720 was converted into 38,855,726 shares of Common Stock valued at $117,177 resulting in a loss of $72,457.

On December 14, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $42,800 with interest accruing at 8% and which is due December 14, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the three month period ended June 30, 2020, the entire principal amount of $42,800 of this Note plus accrued interest of $1,712 was converted into 18,592,605 shares of Common Stock valued at $81,796 resulting in a loss of $37,284.

On April 17, 2020, the Company’s Canadian subsidiary received a CEBA Loan (Canada Emergency Business Account Loan) from CIBC (Canadian Imperial Bank of Commerce) in the principal amount of $40,000 Canadian ($29,352 US) as part of the Canadian government’s COVID-19 relief program. The CEBA Loan is non-interest bearing if repaid on or before December 31, 2022 (the “Termination Date”). The CEBA Loan is considered repaid in full if the borrower repays 75% of the Principal Amount on or before the Termination Date. If the CEBA Loan is not repaid in full on or before the Termination Date, the lender will automatically extend the term of the loan by three years until December 31, 2025 (the “Extension Period”). During the Extension Period, interest will be charged, and will accrue on the outstanding amount of the CEBA Loan at a fixed rate of 5% per year, calculated daily and compounded monthly. The outstanding balance of the CEBA Loan and all accrued interest will be due at the end of the Extension Period.

On April 27, 2020, the Company received a Paycheck Protection Program loan in the principal amount of $50,655 from the US Small Business Administration as part of the US government’s COVID-19 relief program. This loan accrues interest at the rate of 1% per annum. The Company is obligated to make payments of principal and interest totaling $2,133 each month commencing on November 27, 2020, with any remaining balances due and payable on or before April 27, 2022. The proceeds derived from this loan may only be used for payroll costs, interest on mortgages, rent and utilities (“Admissible Expenses”). In addition, the Paycheck Protection Program provides for conditional loan forgiveness if the Company utilizes at least 75% of the proceeds from the loan to pay Admissible Expenses. As of the date of this Report, all of the proceeds from this loan have been utilized for Admissible Expenses and the Company believes that it will qualify for forgiveness of the entire amount of the loan.

On June 1, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $42,000 with interest accruing at 8% is due June 1, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

On June 9, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $37,000 with interest accruing at 8% is due June 9, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. The Company estimates that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

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

The Company assessed the conversion features of the notes above for derivative accounting consideration, per ASC 815, and determined that the embedded conversion features should not be classified as a derivative because the exercise price of the convertible notes does not exceed the market value of the company's shares on the conversion date.

At June 30, 2020 and December 31, 2019, total accrued interest on Notes Payable was $28,548 and $21,077, respectively.

Note 4 – Notes Payable - Related Party

Outstanding Notes Payable at June 30, 2020 held by related parties consist of the following:

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

The Company's financial statements reflect both the First and Second Reverse Stock Split on a retroactive basis.

On June 17, 2020, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) with the Secretary of State for the State of Colorado, to eliminate the Series “A” Preferred Shares consisting of Eight Hundred and Fifty Thousand (850,000) shares, par value $0.10 per share, and the designation thereof, which shares were returned to the status of undesignated shares of Preferred Stock. In addition, the Amendment also increased the number of authorized Series “B” Preferred Shares from Five Hundred Thousand (500,000) to One Million (1,000,000) shares.

Also on June 17, 2020, the Company issued Five Hundred Thousand (500,000) shares of Series “B” Preferred Stock in favor of Dr. Steve N. Slilaty, the Company’s CEO, in consideration for the COVID-19 treatment technology he developed. The Series “B” Preferred Stock is non-convertible, nonredeemable, non-retractable and has a superior liquidation value of $0.10 per share. Each share of Series “B” Preferred Stock is entitled to 1,000 votes per share. This stock issuance brought Dr. Slilaty’s holdings of the Company’s Series B Preferred Stock to One Million (1,000,000) shares.

During the six months ended June 30, 2020 the Company issued a total of 156,390,606 shares of Common Stock for the conversion of outstanding notes payable, reducing the debt by $230,074 and interest payable by $27,445 and generating a loss on conversion of $550,390.

The Company declared no dividends through June 30, 2020.

Note 6 – Related Party Transactions

In addition to the related party transaction detailed in Note 4 above, the Company paid its Officers and Directors cash compensation totaling $55,830 and $43,952 for the six months ended June 30, 2020 and 2019, respectively.

Note 7 – Subsequent Events

On July 7, 2020, the holder of a note payable dated November 30, 2019 elected to convert a total of $35,785 in principal and $441 in accrued interest into 8,598,048 shares of Common Stock leaving a principal balance of $-0-.

On July 7, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $48,000 with interest accruing at 8% is due July 7, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value.

On July 27, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $102,000 with interest accruing at 8% is due July 27, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value.

On August 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $67,000 with interest accruing at 8% is due August 14, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value.

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

In December 2018, we completed the development of a new nutritional supplement which we trademarked Essential 9tm. This new supplement is an over-the-counter tablet comprised of the nine amino acids which the human body cannot make. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663. On March 12, 2019 Essential 9tm became available for sale on Amazon.ca and shortly thereafter on Amazon.com.

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

On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections, including COVID-19. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease (Mpro), an enzyme that is essential for viral replication. The small molecules covered by the patent application were computer modelled and designed by Dr. Steve N. Slilaty, our CEO. The patent application has a priority date of May 22, 2020.

On June 17, 2020, we filed an amendment to our Articles of Incorporation (the “Amendment”) with the Secretary of State for the State of Colorado, to eliminate the Series “A” Preferred Shares consisting of Eight Hundred and Fifty Thousand (850,000) shares, par value $0.10 per share, and the designation thereof, such shares to be returned to the status of undesignated shares of Preferred Stock. In addition, the Amendment also increased the number of authorized Series “B” Preferred Shares from Five Hundred Thousand (500,000) to One Million (1,000,000) shares.

Also on June 17, 2020, our Board of Directors authorized the issuance of Five Hundred Thousand (500,000) shares of our Series “B” Preferred Stock in favor of Dr. Steve N. Slilaty, our CEO and a director, in consideration for his development of a new treatment for Coronavirus infections, including COVID-19. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share. Each share of Series “B” Preferred Stock is entitled to 1,000 votes per share. This stock issuance brought Dr. Slilaty’s holdings of our Series B Preferred Stock to One Million (1,000,000) shares.

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

Proprietary Drug Development Operations

Coronavirus Treatment

On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections, including COVID-19. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease (Mpro), an enzyme that is essential for viral replication. The small molecules covered by the patent application were computer modelled and designed by Dr. Steve N. Slilaty, our CEO. The patent application has a priority date of May 22, 2020.

Viruses carry minimal genetic information as they rely, for the most part, on host cellular machinery to multiply. Coronavirus has a positive-sense RNA genome consisting of approximately 30,000 nucleotides, a size that places Coronavirus among the larger sized viruses. A positive-sense RNA genome is effectively a messenger RNA which allows the virus to express its genes immediately upon gaining entry into the host cell without the need for any prior replication or transcription steps as is the case with negative-sense RNA or DNA viruses. This is part of what makes Coronavirus a highly aggressive pathogen. Many of the causative agents of serious human diseases are positive-sense RNA viruses, including Hepatitis C, Zeka, Polio, West Nile, Dengue, Cardiovirus, and many others. Some positive-sense RNA viruses, such as the rhinoviruses that cause the common cold, are less clinically serious but they are responsible for widespread morbidity on a yearly basis.

The initial genome expression products of Severe Acute Respiratory Syndrome Coronavirus 2 (SARS-CoV-2), the causative agent of COVID-19, are two large polyproteins, referred to as pp1a and pp1ab. These two polyproteins are cleaved at 13 specific sites by the main Coronavirus virus encoded protease (Mpro or 3CLpro) to generate a number of mature viral proteins essential for viral replication. Mpro represents an attractive anti-viral drug development target as it plays a central role in the early stages of viral replication. The crystal structure of Mpro shows the presence of an active site Cysteine (Cys145) and a coordinated active site Histidine (His41), both of which are essential for the enzyme’s proteolytic activity. We have designed and filed a patent application for a series of Mpro inhibitors which we plan to synthesize and test for potential viral replication inhibitory activity soon.

Adva-27a Anticancer Drug

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

Nutritional Supplements Operations

In December 2018, we completed the development of Essential 9tm, the first in a line of essential micronutrients products that we are planning to launch. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9tm product. Our Essential 9tm nutritional supplement tablets contain a balanced formula of the 9 Essential Amino Acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Sunshine Biopharma’s Essential 9tm provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. Essential 9tm is currently available on Amazon.com and Amazon.ca. Figure 5 below shows our 60-Tablet Essential 9tm product.

Figure 5

              In November 2019, we received Health Canada approval for another nutritional supplement, a new Calcium-Vitamin D tablets. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin D™.

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

Results Of Operations

Comparison of Results of Operations for the Six Months ended June 30, 2020 and 2019

During the six months ended June 30, 2020, we generated revenues of $26,247 from the sale of products generated by our Nutritional Supplements Operations which we launched in March 2019. The direct cost for generating these revenues was $9,044. We generated $3,239 in revenues during the comparable period in 2019, which included a little over three months of sales activities. The direct cost for generating these revenues was $1,572.

General and Administrative Expenses during the six months ended June 30, 2020 was $183,471, compared to $190,073 during the six months ended June 30, 2019, a decrease of $6,602. The reason for this relatively small decrease was due to our continuing effort to reduce expenses across the board. In terms of specific expense categories that saw a relatively large change were executive compensation which increased by $11,878 due to the issuance of Series B Preferred Stock to our CEO and consulting which decreased by $18,108 owing to our ongoing cost cutting effort.

We incurred $550,390 in losses arising from debt conversion during the six months ended June 30, 2020, compared to $65,094 in losses from debt conversion during the similar period in 2019. This large increase was due to the specific structure of our convertible debt combined with recent volatility in our stock price. We also incurred $36,719 in interest expense during the six months ended June 30, 2020, compared to $64,639 in interest expense during the similar period in 2019. The decrease was a result of a more rapid rate of conversion by our debt holders. In addition, we incurred $582,237 in losses from discontinued operations during the six month ended June 30, 2019 as a result of the sale of Atlas Pharma Inc. and termination of our Analytical Chemistry Services Operations. We did not incur this loss during the similar period in 2020.

As a result, we incurred a Net Loss of $732,572 ($0.01 per share) during the six month period ended June 30, 2020, compared to a net loss of $913,432 ($0.07 per share) during the six month period ended June 30, 2019.

Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

During the three months ended June 30, 2020, we generated $15,145 in revenues, compared to $3,033 in revenues for the same three months period of 2019, an increase of $12,112. All of these revenues were generated from our new Nutritional Supplements Operations which we launched in March 2019. The direct cost for generating these revenues was $5,161 for the period ended June 30, 2020, compared to $1,460 for the same period in 2019. Our gross profit increased to $9,984 for the period ended June 30, 2020, compared to a gross profit of $1,573 for the same period in 2019.

General and Administrative expenses during the three month period ended June 30, 2020 were $138,553, compared to General and Administrative expense of $67,770 incurred during the three month period ended June 30, 2019, an increase of $70,783. Nearly all categories of our General and Administrative expenses saw an increase during the three month period ended June 30, 2020, compared to the same period in 2019, except for consulting which decreased by $8,756. The expense categories that increased included accounting fees by $13,060, legal fees by $14,038, office expenses by $4,633, and officer and director compensation by $48,249. The increase in officer and director compensation was due to the issuance of Series B Preferred Stock to our CEO. Overall, we incurred a loss of $138,553 from our operations in the three month period ended June 30, 2020, compared to a loss of $67,770 in the similar period of 2019.

In the area of other expenses, we incurred $20,363 in interest expense during the three months ended June 30, 2020, compared to $18,342 in interest expense during the similar period in 2019. In addition, we incurred $498,997 in losses arising from debt conversion during the three months ended June 30, 2020, compared to $42,786 in losses from debt conversion during the similar period in 2019.

As a result, we incurred a net loss of $638,313 ($0.01 per share) for the three month period ended June 30, 2020, compared to a net loss of $710,890 ($0.03 per share) during the three month period ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash or cash equivalents of $85,593.

Net cash used in operating activities was $113,050 during the six month period ended June 30, 2020, compared to $281,423 for the six month period ended June 30, 2019.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our Proprietary Drug Development activities and expansion of our Generic Pharmaceuticals and Nutritional Supplements operations discussed above.

Cash flows provided by financing activities were $159,007 for the six month periods ended June 30, 2019, compared to $219,428 during the six months ended June 30, 2019.  Cash flows used in investing activities were $-0- for both the six month period ended June 30, 2020, compared to $12,976 during the six month period ended June 30, 2019.

During the six months ended June 30, 2020, we issued a total of 156,390,606 shares of our Common Stock valued at $807,909 for the conversion of outstanding notes payable, reducing the debt by $230,074 and interest payable by $27,445 and generating a loss on conversion of $550,390.

During the six month period ended June 30, 2019, we issued a total of 931,751 shares of our Common Stock valued at $151,169 for the conversion of outstanding notes payable, reducing debt by $83,000 and interest payable by $3,841 and generating a loss on conversion of $65,094.

During the six months ended June 30, 2020, we did not sell any of our capital stock for cash; however, we entered into the following new debt arrangements:

On April 27, 2020, we received a Paycheck Protection Program loan in the principal amount of $50,655 from the US Small Business Administration as part of the US government’s COVID-19 relief program. This loan accrues interest at the rate of 1% per annum. We are obligated to make payments of principal and interest totaling $2,133 each month commencing November 27, 2020, with any remaining balances due and payable on or before April 27, 2022. The proceeds derived from this loan may only be used for payroll costs, interest on mortgages, rent and utilities (“Admissible Expenses”). In addition, the Paycheck Protection Program provides for conditional loan forgiveness if we utilize at least 75% of the proceeds from the loan to pay Admissible Expenses. As of the date of this Report, all of the proceeds from this loan have been utilized for Admissible Expenses and we believe that we will qualify for forgiveness of the entire amount of the loan.

On June 1, 2020, we received monies in exchange for a Note Payable having a Face Value of $42,000 with interest accruing at 8% is due June 1, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value.

On June 9, 2020, we received monies in exchange for a Note Payable having a Face Value of $37,000 with interest accruing at 8% is due June 9, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. As a result, our future success will depend on the future availability of financing, among other things. Such financing will be required to enable us to actualize our Proprietary Drug Development program and further develop our Generic Pharmaceuticals Operations and Nutritional Supplements plans. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $20 million ($2 million for the Generic Pharmaceuticals and Nutritional Supplements operations and $18 million for the recently expanded Proprietary Drug Development program) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Subsequent Events

On July 7, 2020, the holder of a note payable dated November 30, 2019 elected to convert a total of $35,785 in principal and $441 in accrued interest into 8,598,048 shares of Common Stock leaving a principal balance of $-0-.

On July 7, 2020, we received monies in exchange for a Note Payable having a Face Value of $48,000 with interest accruing at 8% is due July 7, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value.

On July 27, 2020, we received monies in exchange for a Note Payable having a Face Value of $102,000 with interest accruing at 8% is due July 27, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value.

On August 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $67,000 with interest accruing at 8% is due August 14, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2020, at reasonable assurance level, for the following reasons:

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

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We are reviewing various potential solutions to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the six month period ended June 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2018 we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against one of our existing shareholders residing in Quebec City (Canada) arising out of a possible equity investment intended to be completed by August 2018. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to us in an amount of approximately $200,000 Canadian (approximately $154,000 US). On April 1, 2019, a note payable held by the defendant having a face value of $100,000 Canadian (approximately $76,000 US) became due and payable. We have elected not to pay the amount due and to petition the courts to link this matter to the ongoing litigation. On March 6, 2020, the Superior Court in the District of Montreal granted our motion and the two proceedings were linked. A date for the hearings to commence was subsequently set for April 7, 2020, however due to the ongoing Coronavirus (COVID-19) Pandemic the date has been postponed until further notice.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor have there been any claims threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2020, we issued a total of 156,390,606 shares of our Common Stock valued at $807,909 for the conversion of outstanding notes payable, reducing the debt by $230,074 and interest payable by $27,445 and generating a loss on conversion of $550,390.

During the six month period ended June 30, 2019, we issued a total of 931,751 shares of our Common Stock valued at $151,169 for the conversion of outstanding notes payable, reducing debt by $83,000 and interest payable by $3,841 and generating a loss on conversion of $65,094.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2020.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer