Form 10-Q/A
period 2020-06-30
Sunshine Biopharma, Inc
filed 2020-08-31
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of August 18, 2020, was 278,419,296 shares.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amended 10-Q”) of Sunshine Biopharma, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the three-month period ended June 30, 2020 (the “Original 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2020. The Company is filing this Amended 10-Q to correct the financial statements and their consequences on the remainder of the Original 10-Q. These amendments are being made in response to material information received from the Company’s transfer agent approximately four (4) hours after the filing of the Original 10-Q, advising that holders of outstanding convertible notes had elected to convert a portion of their notes into shares of our Common Stock. This Amended 10-Q incorporates the issuance of these additional shares and provides corrected financial statements and their impact on the financial information previously stated in the MD&A and other sections in the Original 10-Q. The items restated in this Amended 10-Q provided in tabular form under Note 8.

Except as described above, no other amendments have been made to the Original 10-Q. This Amended 10-Q does not reflect events that occurred after the date of the Original 10-Q, and except as described above, the Company has not modified or updated disclosures contained in the Original 10-Q.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Balance Sheet

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$85,593	$40,501
Accounts receivable	-	430
Inventory	16,576	15,910
Prepaid expenses	2,406	1,255
Deposits	7,590	7,590
Total Current Assets	112,165	65,686

Equipment (net of $43,723 and $37,109 depreciation, respectively)	26,352	32,456
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$138,517	$98,142

LIABILITIES

Current Liabilities:
Notes payable	357,311	586,307
Notes payable - related party	128,269	129,261
Accounts payable & accrued expenses	89,883	96,882
Interest payable	27,083	21,077
Total Current Liabilities	602,546	833,527

Long-term portion of notes payable	63,234	-

TOTAL LIABILITIES	665,780	833,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Series B $0.10 par value per share; Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 and 500,000 at June 30, 2020 and December 31, 2019, respectively	100,000	50,000

Common Stock, $0.001 per share; Authorized 3,000,000,000 Shares;
Issued and outstanding 269,821,248 and 35,319,990 at June 30, 2020 and December 31, 2019, respectively	269,820	35,320

Capital paid in excess of par value	17,542,616	16,616,426

Accumulated comprehensive income	(3,360)	(2,495)

Accumulated (Deficit)	(18,436,339)	(17,434,636)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(527,263)	(735,385)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$138,517	$98,142

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)

	3 Months Ended June 30, 2020	3 Months Ended June 30, 2019	6 Months Ended June 30, 2020	6 Months Ended June 30, 2019

Revenues	$15,145	$3,033	$26,247	$3,239
Cost of revenues	5,161	1,460	9,044	1,572
Gross profit	9,984	1,573	17,203	1,667

General & Administrative Expenses:
Accounting	37,200	24,140	37,200	41,140
Consulting	2,184	10,940	3,908	22,016
Legal	20,351	6,313	44,075	38,969
Office	22,835	18,202	34,457	34,910
Officer & director remuneration	52,000	3,751	55,830	43,952
Rent	492	1,009	999	2,257
Depreciation	3,491	3,415	7,002	6,829
Total General & Administrative Expenses	138,553	67,770	183,471	190,073

Income (Loss) from Operations	(128,569)	(66,197)	(166,268)	(188,406)

Other Income (Expense):
Miscellaneous income	3,000	-	3,000	-
Foreign exchange gain (loss)	(2,894)	(3,440)	8,002	(13,056)
Interest expense	(24,219)	(18,342)	(40,575)	(64,639)
Debt release	1,259	-	1,552	-
Loss on debt conversions	(756,021)	(42,786)	(807,414)	(65,094)
Total Other Income (Expense)	(778,875)	(64,568)	(835,435)	(142,789)

Net income (loss) before income taxes	(907,444)	(130,765)	(1,001,703)	(331,195)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(907,444)	(130,765)	(1,001,703)	(331,195)
Net income (loss) on discontinued operations	-	(580,125)	-	(582,237)
Net Income (Loss)	(907,444)	(710,890)	(1,001,703)	(913,432)

Unrealized Gain (Loss) from foreign exchange translation	476	2,499	(865)	1,714
Comprehensive Income (Loss)	(906,968)	(708,391)	(1,002,568)	(911,718)

Basic income (loss) from continuing operations per common share	$(0.01)	$(0.03)	$(0.01)	$(0.07)

Basic income (loss) from discontinued operations per common share	$0.00	$(0.12)	$0.00	$(0.13)

Basic income (loss) per common share	$(0.01)	$(0.14)	$(0.01)	$(0.20)

Weighted Average Common Shares Outstanding	153,069,298	4,973,649	101,111,514	4,641,040

  See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Statement of Cash Flows

	6 Months Ended June 30, 2020	6 Months Ended June 30, 2019

Cash Flows From Operating Activities:
Net Income (Loss)	$(1,001,703)	$(913,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,002	6,829
Foreign exchange (gain) loss	(8,002)	13,056
Stock issued for services	50,000	-
Stock issued for payment interest	32,766	3,841
Loss on debt conversion	807,414	65,094
Debt & interest release	(1,552)	(720)
Loss on disposition of subsidiary	-	582,237
(Increase) decrease in accounts receivable	430	(1,023)
(Increase) decrease in inventory	(666)	(18,193)
(Increase) in prepaid expenses	(1,151)	(5,442)
(Increase) in deposits	-	(7,590)
Increase (decrease) in Accounts Payable & accrued expenses	(3,594)	(31,449)
Increase (decrease) in interest payable	6,006	25,369
Net Cash Flows (Used) in Operations	(113,050)	(281,423)

Cash Flows From Investing Activities:
Advances to discontinued operations	-	(12,491)
Purchase of equipment	-	(485)
Net Cash Flows (Used) in Investing Activities	-	(12,976)

Cash Flows From Financing Activities:
Proceeds from notes payable	155,007	249,500
Payments of notes payable	-	(53,000)
Advances from related parties	-	6,998
Note payable used to pay note origination fees	4,000	15,930
Net Cash Flows Provided by Financing Activities	159,007	219,428

Cash and Cash Equivalents at Beginning of Period	$40,501	$110,534
Net increase (decrease) In cash and cash equivalents	45,957	(74,971)
Foreign currency translation adjustment	(865)	1,714
Cash and Cash Equivalents at End of Period	$85,593	$37,277

Supplementary Disclosure of Cash Flow Information:
Stock issued for note conversions including interest	$807,909	$151,169
Note payable cancelled upon disposal of subsidiary	$-	$315,785
Cash paid for interest	$-	$11,034
Cash paid for income taxes	$-	$-

  See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Condensed Statement of Shareholders' Equity

	Number of Common Shares Issued	Par Value	Capital Paid in Excess of Par Value	Number of Preferred Shares Issued	Value of Preferred Stock	Comprehensive Income	Accumulated Deficit	Total
Three Months Ended June 30, 2019
Balance at March 31, 2019	4,467,449	$4,468	$15,715,170	500,000	$50,000	$(4,523)	$(15,976,887)	$(211,772)

Common stock issued for the reduction of notes payable
and payment of interest	746,922	747	103,114					103,861

Net income (loss)						2,499	(710,890)	(708,391)

Balance at June 30, 2019	5,214,371	$5,215	$15,818,284	500,000	$50,000	$(2,024)	$(16,687,777)	$(816,302)

Six Months Ended June 30, 2019
Balance at December 31, 2018	4,282,620	$4,283	$15,668,047	500,000	$50,000	$(3,738)	$(15,774,345)	$(55,753)

Common stock issued for the reduction of notes payable
and payment of interest	931,751	932	150,237					151,169

Net income (loss)						1,714	(913,432)	(911,718)

Balance at June 30, 2019	5,214,371	$5,215	$15,818,284	500,000	$50,000	$(2,024)	$(16,687,777)	$(816,302)

Three Months Ended June 30, 2020
Balance at March 31, 2020	59,675,417	$59,675	$16,714,450	500,000	$50,000	$(3,836)	$(17,528,895)	$(708,606)

Common stock issued for the reduction of notes payable
and payment of interest	210,145,831	210,145	828,166					1,038,311

Preferred stock issued for services				500,000	50,000			50,000

Net income (loss)						476	(907,444)	(906,968)

Balance at June 30, 2020	269,821,248	$269,820	$17,542,616	1,000,000	$100,000	$(3,360)	$(18,436,339)	$(527,263)

Six Months Ended June 30, 2020
Balance at December 31, 2019	35,319,990	$35,320	$16,616,426	500,000	$50,000	$(2,495)	$(17,434,636)	$(735,385)

Common stock issued for the reduction of notes payable
and payment of interest	234,501,258	234,500	926,190					1,160,690

Preferred stock issued for services				500,000	50,000			50,000

Net (loss)						(865)	(1,001,703)	(1,002,568)

Balance at June 30, 2020	269,821,248	$269,820	$17,542,616	500,000	$50,000	$(3,360)	$(18,436,339)	$(527,263)

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

Note 2 – Going Concern and Liquidity

As of June 30, 2020 and December 31, 2019, the Company had $85,593 and $40,501 in cash on hand, respectively, and limited revenue-producing business and other sources of income. Additionally, as of June 30, 2020 and December 31, 2019, the outstanding liabilities of the Company totaled $665,780 and $833,527, respectively.

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

On December 24, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8% was due December 24, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. As of June 30, 2020, the entire principal amount of $87,000 of this Note plus accrued interest of $9,639 was converted into 43,986,317 shares of Common Stock valued at $276,396 resulting in a loss of $161,036.

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

On February 5, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $37,450 with interest accruing at 8% was due October 10, 2019. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. As of June 30, 2020, the entire principal amount of $37,450 of this Note plus accrued interest of $2,996 was converted into 38,263,409 shares of Common Stock valued at $217,971 resulting in a loss of $182,790.

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

On July 26, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 8%, which became due July 26, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the three month period ended June 30, 2020, the entire principal of $50,000 of this Note plus accrued interest of $4,909 was converted into 43,522,363 shares of Common Stock valued at $131,370 resulting in a loss of $76,461.

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

At June 30, 2020 and December 31, 2019, total accrued interest on Notes Payable was $27,083 and $21,077, respectively.

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

During the six months ended June 30, 2020 the Company issued a total of 234,501,258 shares of Common Stock for the conversion of outstanding notes payable, reducing the debt by $324,769 and interest payable by$28,507 and generating a loss on conversion of $807,414.

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

Note 8 – Amendments

The following tables set forth the amendments made to the financial statements contained in this amended 10-Q report:

	As of June 30, 2020
Balance Sheet	As Previously reported	Adjustement	As restated
Notes payable	439,496	(82,185)	357,311
Interest payable	28,548	(1,465)	27,083
Total Current Liabilities	686,196	(83,650)	602,546
TOTAL LIABILITIES	749,430	(83,650)	665,780
Common Stock Issued and Outstanding	191,710,596	78,110,652	269,821,248
Common Stock par value	191,709	78,111	269,820
Capital paid in excess of par value	17,267,946	274,670	17,542,616
Accumulated (Deficit)	(18,167,208)	(269,131)	(18,436,339)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(610,913)	83,650	(527,263)

	Three Months Ended June 30, 2020
Statement of Operations and Comprehensive Income (Loss)	As Previously reported	Adjustement	As restated
Interest expense	(20,363)	(3,856)	(24,219)
Debt release	9,510	(8,251)	1,259
Loss on debt conversions	(498,997)	(257,024)	(756,021)
Total Other Income (Expense)	(509,744)	(269,131)	(778,875)
Net income (loss) before income taxes	(638,313)	(269,131)	(907,444)
Net income (loss) from continuing operations	(638,313)	(269,131)	(907,444)
Net Income (Loss)	(638,313)	(269,131)	(907,444)
Comprehensive Income (Loss)	(637,837)	(269,131)	(906,968)
Weighted Average Common Shares Outstanding	109,110,342	43,958,956	153,069,298

	Six Months Ended June 30, 2020
Statement of Operations and Comprehensive Income (Loss)	As Previously reported	Adjustement	As restated
Interest expense	(36,719)	(4,038)	(40,757)
Debt release	9,803	(8,251)	1,552
Loss on debt conversions	(550,390)	(257,024)	(807,414)
Total Other Income (Expense)	(566,304)	(269,131)	(835,435)
Net income (loss) before income taxes	(732,572)	(269,131)	(1,001,703)
Net income (loss) from continuing operations	(732,572)	(269,131)	(1,001,703)
Net Income (Loss)	(732,572)	(269,131)	(1,001,703)
Comprehensive Income (Loss)	(733,437)	(269,131)	(1,002,568)
Weighted Average Common Shares Outstanding	78,975,458	22,136,056	101,111,514

	Six Months Ended June 30, 2020
Statement of Cash Flows	As Previously reported	Adjustement	As restated
Net Income (Loss)	(732,572)	(269,131)	(1,001,703)
Stock issued for payment interest	27,445	5,321	32,766
Loss on debt conversion	550,390	257,024	807,414
Debt & interest release	(9,803)	8,251	(1,552)
Increase (decrease) in interest payable	7,471	(1,465)	6,006

	Three Months Ended June 30, 2020
Statement of Shareholders' Equity	As Previously reported	Adjustement	As restated
Common stock issued for reduction of Notes Payable & interest	132,035,179	78,110,652	210,145,831
Par value	132,033	78,112	210,145
Capital paid in excess of par value	553,497	274,669	828,166
Total capital stock	685,530	352,781	1,038,311
Net income (loss)	(638,313)	(269,131)	(907,444)
Total income (loss)	(637,837)	(269,131)	(906,968)
Balance of common stock	191,710,596	78,110,652	269,821,248
Balance of par value	191,708	78,112	269,820
Balance of capital paid in excess of par value	17,267,947	274,669	17,542,616
Accumulated deficit	(18,167,208)	(269,131)	(18,436,339)
Shareholders' equity	(610,913)	83,650	(527,263)

	Six Months Ended June 30, 2020
Statement of Shareholders' Equity	As Previously reported	Adjustement	As restated
Common stock issued for reduction of Notes Payable & interest	156,390,606	78,110,652	234,501,258
Par value	156,388	78,112	234,500
Capital paid in excess of par value	651,521	274,669	926,190
Total capital stock	807,909	352,781	1,160,690
Net income (loss)	(732,572)	(269,131)	(1,001,703)
Total income (loss)	(733,437)	(269,131)	(1,002,568)
Balance of common stock	191,710,596	78,110,652	269,821,248
Balance of par value	191,708	78,112	269,820
Balance of capital paid in excess of par value	17,267,947	274,669	17,542,616
Accumulated deficit	(18,167,208)	(269,131)	(18,436,339)
Shareholders' equity	(610,913)	83,650	(527,263)

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

We incurred $807,414 in losses arising from debt conversion during the six months ended June 30, 2020, compared to $65,094 in losses from debt conversion during the similar period in 2019. This large increase was due to the specific structure of our convertible debt combined with recent volatility in our stock price. We also incurred $40,575 in interest expense during the six months ended June 30, 2020, compared to $64,639 in interest expense during the similar period in 2019. The decrease was a result of a more rapid rate of conversion by our debt holders. In addition, we incurred $582,237 in losses from discontinued operations during the six month ended June 30, 2019 as a result of the sale of Atlas Pharma Inc. and termination of our Analytical Chemistry Services Operations. We did not incur this loss during the similar period in 2020.

As a result, we incurred a Net Loss of $1,001,703 ($0.01 per share) during the six month period ended June 30, 2020, compared to a net loss of $913,432 ($0.07 per share) during the six month period ended June 30, 2019.

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

In the area of other expenses, we incurred $24,219 in interest expense during the three months ended June 30, 2020, compared to $18,342 in interest expense during the similar period in 2019. In addition, we incurred $756,021 in losses arising from debt conversion during the three months ended June 30, 2020, compared to $42,786 in losses from debt conversion during the similar period in 2019.

As a result, we incurred a net loss of $907,444 ($0.01 per share) for the three month period ended June 30, 2020, compared to a net loss of $710,890 ($0.03 per share) during the three month period ended June 30, 2019.

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

During the six months ended June 30, 2020, we issued a total of 234,501,258 shares of our Common Stock valued at $1,160,690 for the conversion of outstanding notes payable, reducing the debt by $324,769 and interest payable by $28,507 and generating a loss on conversion of $807,414.

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

We believe that our financial statements presented in this amended quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2020, we issued a total of 234,501,258 shares of our Common Stock valued at $1,160,690 for the conversion of outstanding notes payable, reducing the debt by $324,769 and interest payable by $28,507 and generating a loss on conversion of $807,414.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2020.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer