Form 10-Q
period 2020-09-30
Sunshine Biopharma, Inc
filed 2020-11-12
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2020

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of November 10, 2020, was 332,419,296 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Balance Sheet

	September 30,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$488,708	$40,501
Accounts receivable	-	430
Inventory	26,201	15,910
Prepaid expenses	5,105	1,255
Deposits	7,590	7,590
Total Current Assets	527,604	65,686
		-
Equipment (net of $47,447 and $37,109 depreciation, respectively)	22,918	32,456
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$550,522	$98,142

LIABILITIES
Current Liabilities:
Notes payable	530,209	586,307
Notes payable - related party	128,269	129,261
Accounts payable & accrued expenses	57,691	96,882
Interest payable	31,677	21,077
Total Current Liabilities	747,846	833,527

Long-term portion of notes payable	357,552	-

TOTAL LIABILITIES	1,105,398	833,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Series B $0.10 par value per share; Authorized 1,000,000 Shares;
Issued and outstanding 1,000,000 and 500,000 at September 30, 2020 and December 31, 2019, respectively	100,000	50,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares;
Issued and outstanding 304,419,296 and 35,319,990 at September 30, 2020 and December 31, 2019, respectively	304,419	35,320

Capital paid in excess of par value	18,179,143	16,616,426

Accumulated comprehensive income	(3,504)	(2,495)

Accumulated (Deficit)	(19,134,934)	(17,434,636)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(554,876)	(735,385)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$550,522	$98,142

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Statement Of Operations and Comprehensive Income (Loss)

	3 Months Ended September 30,	3 Months Ended September 30,	9 Months Ended September 30,	9 Months Ended September 30,
	2020	2019	2020	2019

Sales	$17,150	$7,326	$43,397	$10,565
Cost of Sales	6,340	5,293	15,384	6,865
Gross Profit	10,810	2,033	28,013	3,700

General & Administrative Expenses:
Accounting	19,290	16,402	56,490	57,542
Consulting	3,823	48,222	7,731	70,238
Legal	6,895	13,219	50,970	52,188
Office	19,453	17,035	53,910	51,945
Officer & director remuneration	24,600	90,600	80,430	134,552
Rent	513	518	1,512	2,775
R&D	-	15,204	-	15,204
Depreciation	3,524	3,473	10,526	10,302
Total General & Administrative Expenses	78,098	204,673	261,569	394,746

Income (Loss) From Operations	(67,288)	(202,640)	(233,556)	(391,046)

Other Income (Expense):
Miscellaneous income	-	-	3,000	-
Interest income		5		5
Foreign exchange gain (loss)	(1,598)	961	6,404	(12,095)
Interest expense	(22,094)	(27,847)	(62,669)	(92,486)
Debt release	1,284	-	2,836	-
Loss on debt conversions	(608,899)	(120,720)	(1,416,313)	(185,814)
Total Other Income (Expense)	(631,307)	(147,601)	(1,466,742)	(290,390)

Net income (loss) before income taxes	(698,595)	(350,241)	(1,700,298)	(681,436)
Provision for income taxes	-	-	-	-
Net income (loss) from continuing operations	(698,595)	(350,241)	(1,700,298)	(681,436)
Net income (loss) on discontinued operations	-	-	-	(582,237)

Net Income (Loss)	(698,595)	(350,241)	(1,700,298)	(1,263,673)

Unrealized gain (loss) from foreign exchange translation	(144)	(115)	(1,009)	1,599
Comprehensive Income (Loss)	(698,739)	(350,356)	(1,701,307)	(1,262,074)

Basic income (loss) form continuing operations per common share	$0.00	$(0.04)	$(0.01)	$(0.15)

Basic income (loss) form discontinued operations per common share	$0.00	$0.00	$0.00	$(0.13)

Basic income (loss) per common share	$0.00	$(0.04)	$(0.01)	$(0.29)

Weighted Average Common Shares Outstanding	280,873,792	8,268,824	162,133,885	4,420,363

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
Unaudited Condensed Consolidated Statement Of Cash Flows

	9 Months Ended	9 Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net (Loss)	$(1,700,298)	$(1,263,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,505	10,302
Foreign exchange (gain) loss	(6,404)	12,095
Stock issued for services	50,000	136,490
Stock issued for payment of interest	42,233	7,905
Loss on debt conversion	1,416,313	190,494
Debt and interest release	(2,836)	-
Loss on disposition of subsidiary	-	582,237
(Increase) decrease in accounts receivable	430	-
(Increase) decrease in inventory	(10,291)	(17,778)
(Increase) in prepaid expenses	(3,850)	(1,814)
(Increase) in depsoits	-	(7,590)
Increase (decrease) in accounts payable and accrued expenses	(40,029)	(52,489)
Increase (decrease) in interest payable	10,600	35,862
Net Cash Flows (Used) in Operations	(233,627)	(367,959)

Cash Flows From Investing Activities:
Advances to discontinued operations	-	(14,416)
Purchase of equipment	(800)	-
Net Cash Flows (Used) in Investing Activities	(800)	(14,416)

Cash Flows From Financing Activities:
Proceeds from notes payable	676,643	376,000
Payments of notes payable	-	(53,000)
Advances from related parties	-	6,670
Note payable used to pay note origination fees	7,000	22,430
Net Cash Flows Provided by Financing Activities	683,643	352,100

Cash and Cash Equivalents at Beginning of Period	40,501	110,534
Net increase (decrease) in cash and cash equivalents	449,216	(30,275)
Foreign currency translation adjustment	(1,009)	1,714
Cash and Cash Equivalents at End of Period	$488,708	$81,973

Supplementary Disclosure Of Cash Flow Information:
Stock issued for note conversions including interest	$1,831,816	$151,169
Cash paid for interest	$-	$11,034
Cash paid for income taxes	$-	$-

  See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
Unaudited Condensed Statement of Shareholders' Equity

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number Of Preferred Shares Issued	Preferred Stock	Comprehensive Income	Accumulated Deficit	Total
Three Months Ended September 30, 2019

Balance at June 30, 2019	5,214,371	5,215	15,818,284	500,000	50,000	(2,024)	(16,687,777)	(816,302)

Common stock issued for the reduction of notes payable
and payment of interest	6,951,932	6,951	285,361					292,312

Common stock issued for services	3,405,000	3,405	128,085			-		131,490

Net (loss)						(115)	(350,241)	(350,356)

Balance at September 30, 2019	15,571,303	$15,571	$16,231,730	500,000	$50,000	$(2,139)	$(17,038,018)	(742,856)

Nine Months Ended September 30, 2019

Balance at December 31, 2018	4,282,620	4,283	15,668,047	500,000	50,000	(3,738)	(15,774,345)	(55,753)

Common stock issued for the reduction of notes payable
and payment of interest	7,883,683	7,883	435,598					443,481

Common stock issued for services	3,405,000	3,405	128,085			-		131,490
						-
Net income (loss)						1,599	(1,263,673)	(1,262,074)

Balance at September 30, 2019	15,571,303	$15,571	$16,231,730	500,000	$50,000	$(2,139)	$(17,038,018)	(742,856)

Three Months Ended September 30, 2020

Balance at June 30, 2020	269,821,248	269,820	17,542,616	500,000	50,000	(3,360)	(18,436,339)	(577,263)

Common stock issued for the reduction of notes payable
and payment of interest	34,598,048	34,599	636,527					671,125

Preferred stock issued for services				500,000	50,000			50,000
						-
Net (loss)						(144)	(698,595)	(698,739)

Balance at September 30, 2020	304,419,296	$304,419	$18,179,143	1,000,000	$100,000	$(3,504)	$(19,134,934)	(554,876)

Nine Months Ended September 30, 2020

Balance at December 31, 2019	35,319,990	35,320	16,616,426	500,000	50,000	(2,495)	(17,434,636)	(735,385)

Common stock issued for the reduction of notes payable
and payment of interest	269,099,306	269,099	1,562,717					1,831,816

Preferred stock issued for services				500,000	50,000			50,000
						-
Net (loss)						(1,009)	(1,700,298)	(1,701,307)

Balance at September 30, 2020	304,419,296	$304,419	$18,179,143	1,000,000	$100,000	$(3,504)	$(19,134,934)	(554,876)

  See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Month Interim Periods Ended September 30, 2020 and 2019

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

In December 2018, the Company launched its first over-the-counter product, Essential 9™, a nutritional supplement comprised of the nine (9) essential amino acids that the human body cannot synthesize. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its Common Stock, reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “First Reverse Stock Split”). The Company’s authorized capital of Common Stock remained as previously established at 3,000,000,000 shares.

In November 2019, the Company received Health Canada approval for a new Calcium-Vitamin D supplement. Health Canada issued NPN 80093432 through which it authorized the Company to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin Dtm.

Effective April 6, 2020, the Company completed another 20 to 1 reverse split of its Common Stock, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417 (the “Second Reverse Stock Split”). The number of authorized Common Shares remained as previously established at 3,000,000,000 post-second split.

On May 22, 2020, the Company filed a patent application in the United States for a new treatment for Coronavirus infections. The Company’s patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease (Mpro), an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020.

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

Basis of Presentation of Unaudited Condensed Consolidated Financial Information

The unaudited financial statements of the Company for the three and nine month periods ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of September 30, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 1, 2020. These financial statements should be read in conjunction with that report.

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

Discontinued Operations Income Statement:

	Unaudited 9 Months and 3 Months Ended September 30, 2020	Unaudited 9 Months and 3 Months Ended September 30, 2019
Revenues	$-	$119,522
Cost of revenues	-	81,920
Gross profit	-	37,602

General & Administrative Expenses	-	36,196
Gain (Loss) from operations	-	1,406
Other income (expense) – Interest	-	(3,518)
Net Income (Loss) from discontinued operations	-	(2,112)
Loss on disposal	-	(580,125)
Total Net Income (Loss) from Discontinued Operations	$-	$(582,237)

  Discontinued Operations Balance Sheet:

	Unaudited September 30, 2020	Unaudited December 31, 2018
ASSETS
Cash and cash equivalents	$-	$4,682
Accounts receivable	-	94,955
Equipment (net of $-0- and $34,959 depreciation)	-	224,238
Goodwill	-	665,697
TOTAL ASSETS	-	989,572

LIABILITIES
Notes payable	-	4,657
Notes payable - related party	-	18,230
Advances - related party	-	10,248
Accounts payable and accrued expenses	-	70,597
TOTAL LIABILITIES	$-	103,732

Discontinued Operations Cash Flows:

Cash flows used in discontinued operations for the nine months ended September 30, 2020 and 2019 were $-0- and $8,510, respectively. There were no cash flows used in or provided by financing or investing activities during those periods.

Note 2 – Going Concern and Liquidity

As of September 30, 2020 and December 31, 2019, the Company had $488,708 and $40,501 in cash on hand, respectively, and limited revenue-producing business and other sources of income. Additionally, as of September 30, 2020 and December 31, 2019, the outstanding liabilities of the Company totaled $1,105,398 and $833,527, respectively.

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

On September 8, 2020, the Company entered into a financing agreement providing for a commitment by the investor to disburse to the Company a minimum of $2,000,000 in convertible debt installments over the ensuing three to six months period. As of September 30, 2020, the Company has received a total of $300,000 in funding under this agreement.

Note 3 – Notes Payable

The Company’s Notes Payable at September 30, 2020 consisted of the following:

On April 1, 2017, the Company received monies in exchange for a Note Payable having a Face Value of $100,000 Canadian ($74,970 US at September 30, 2020) with interest payable quarterly at 9%, which Note was due April 1, 2019. The Note is convertible any time after issuance into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.011 US) per share. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. In June 2018, the Company filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against the holder of this Note. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to the Company in an amount of approximately $200,000 Canadian (approximately $143,000 US). The matter is currently pending. See “Legal Proceedings” below.

On September 10, 2018, the Company issued two Notes Payable having an aggregate Face Value of $36,500 with interest accruing at 8%. The two Notes were issued for services rendered to the Company and had maturity dates in June 2019. The Company was unable to pay the notes and on November 30, 2019 the Company issued a new Note which included accrued interest and accelerated interest of $7,059 for a total Face Value of $43,559. The new Note accrues interest at 8% and is convertible after 180 days from issuance into Common Stock at a price 35% below market value. The new Note was due August 31, 2020. During the nine months ended September 30, 2020, the entire principal amount of $43,559 of this Note plus accrued interest of $2,523 was converted into 14,198,048 shares of Common Stock valued at $86,685 resulting in a loss of $40,603.

On December 24, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8% was due December 24, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. As of September 30, 2020, the entire principal amount of $87,000 of this Note plus accrued interest of $9,639 was converted into 43,986,317 shares of Common Stock valued at $276,396 resulting in a loss of $161,036.

On January 8, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $54,000 with interest accruing at 8% was due January 8, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the nine month period ended September 30, 2020, the entire principal amount of $54,000 of this Note plus accrued interest of $9,814 was converted into 44,931,640 shares of Common Stock valued at $365,787 resulting in a loss of $301,973.

On February 5, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $37,450 with interest accruing at 8% was due October 10, 2019. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. As of September 30, 2020, the entire principal amount of $37,450 of this Note plus accrued interest of $2,996 was converted into 38,263,409 shares of Common Stock valued at $217,971 resulting in a loss of $182,790.

On July 2, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $40,000 with interest accruing at 8% was due April 30, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the nine month period ended September 30, 2020, the entire principal amount of $40,000 of this Note plus accrued interest of $1,600 was converted into 13,099,359 shares of Common Stock valued at $58,684 resulting in a loss of $17,084.

On July 26, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 8%, which became due July 26, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the nine month period ended September 30, 2020, the entire principal of $50,000 of this Note plus accrued interest of $4,909 was converted into 43,522,363 shares of Common Stock valued at $131,370 resulting in a loss of $76,461.

On September 12, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $43,000 with interest accruing at 8% is due July 15, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the nine month period ended September 30, 2020, the entire principal amount of $43,000 of this Note plus accrued interest of $1,720 was converted into 38,855,726 shares of Common Stock valued at $117,177 resulting in a loss of $72,457.

On December 14, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $42,800 with interest accruing at 8% and which is due December 14, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the nine month period ended September 30, 2020, the entire principal amount of $42,800 of this Note plus accrued interest of $1,712 was converted into 18,592,605 shares of Common Stock valued at $81,796 resulting in a loss of $37,284.

A Note Payable dated December 31, 2018 having a Face Value of $26,893 and accruing interest at 12% was due December 31, 2019. On December 31, 2019, the Company renewed the Note, together with accrued interest of $3,227 for a 12-month period. The new Note has a Face Value of $30,120 and accrues interest at 12%. This Note is nonconvertible and matures on December 31, 2020.

A Note Payable dated December 31, 2018 having a Face Value of $136,744 and accruing interest at 12% was due December 31, 2019. On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, the Company renewed the remaining principal balance of this Note, together with accrued interest of $15,509 for a 12-month period. The new Note has a Face Value of $122,253 and accrues interest at 12%. This Note matures on December 31, 2020. During the nine month period ended September 30, 2020, a principal amount of $16,225 of this Note plus accrued interest of $9,775 was converted into 26,000,000 shares of Common Stock valued at $603,200 resulting in a loss of $577,200.

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

On September 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due September 14, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company estimates that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

On September 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 5% is due September 24, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company estimates that the fair value of this convertible debt approximates the Face Value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion.

The Company assessed the conversion features of the notes above for derivative accounting consideration, per ASC 815, and determined that the embedded conversion features should not be classified as a derivative because the exercise price of the convertible notes does not exceed the market value of the company's shares on the conversion date.

At September 30, 2020 and December 31, 2019, total accrued interest on Notes Payable was $31,677 and $21,077, respectively.

Note 4 – Notes Payable - Related Party

Outstanding Notes Payable at September 30, 2020 held by related parties consist of the following:

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

Note 5 – Shareholders’ Equity

Effective February 1, 2019, the Company completed a reverse stock split whereby 1 share of Common Stock was issued for every 20 shares of Common Stock then issued and outstanding, reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400. The Company’s authorized capital of Common Stock remained as previously established at 3,000,000,000 shares.

Effective April 6, 2020, the Company completed a second reverse stock split whereby 1 share of Common Stock was issued for every 20 shares of Common Stock then issued and outstanding, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417. The number of authorized Common Shares remained as previously established at 3,000,000,000 shares.

The Company's financial statements reflect both of these reverse stock splits on a retroactive basis.

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

During the nine months ended September 30, 2020, the Company issued a total of 269,099,306 shares of Common Stock valued at $1,831,816 for the conversion of outstanding notes payable, reducing the debt by $373,269 and interest payable by $42,233 and generating a loss on conversion of $1,416,313.

The Company declared no dividends through September 30, 2020.

Note 6 – Related Party Transactions

In addition to the related party transaction detailed in Notes 4 and 5 above, the Company paid its Officers and Directors cash compensation totaling $24,600 and 3,751 for the three months and $80,430 and $43,952 for the nine months ended September 30, 2020 and 2019, respectively. The Company also paid its Officers and Directors non-cash compensation in the form of shares of Common Stock valued $-0- and $74,100 for the three month periods ended September 30, 2020 and 2019 and $-0- and $74,100 for the nine month periods ended September 30, 2020 and 2019, respectively.

Note 7 – Financing Agreement

On September 8, 2020, the Company executed a Financing Agreement with RB Capital Partners, Inc., La Jolla, CA, who has agreed to provide the Company with a minimum of $2 million in convertible debt financing over the next three to six months pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes will bear interest at the rate of 5% per annum and will be fully convertible into shares of shares of the Company’s Common Stock at a conversion price equal to the market value of the Company’s Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes will have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. The Company has the right under these Promissory Notes to pay off all or any part of the Promissory Notes at any time without penalty.

On September 14 and 24, 2020, the Company received $250,000 and $50,000, respectively in funding under this agreement (see “Note 3 – Notes Payable” above).

Note 8 – Subsequent Events

On October 16 and November 4, 2020, the holder of a Note Payable dated December 31, 2019 elected to convert a total of $28,000 in principal into 28,000,000 shares of Common Stock leaving a principal balance of $78,028.

On October 20, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due October 20, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

ITEM 2. MANAGEMET’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

In December 2018, we completed the development of a new nutritional supplement which we trademarked Essential 9™. This new supplement is an over-the-counter tablet comprised of the nine amino acids which the human body cannot make. Essential 9™ has been authorized for marketing by Health Canada under NPN 80089663. On March 12, 2019, Essential 9™ became available for sale on Amazon.ca and shortly thereafter on Amazon.com.

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

Proprietary Drug Development Operations

Coronavirus Treatment

Viruses carry minimal genetic information as they rely, for the most part, on host cellular machinery to multiply. Coronavirus has a positive-sense RNA genome consisting of approximately 30,000 nucleotides, a genome size that places Coronavirus among the larger sized viruses. A positive-sense RNA genome is effectively a messenger RNA which allows the virus to express its genes immediately upon gaining entry into the host cell without the need for any prior replication or transcription steps as is the case with negative-sense RNA or DNA viruses. This is part of what makes Coronavirus a highly aggressive pathogen. Many of the causative agents of serious human diseases are positive-sense RNA viruses, including Hepatitis C, Zeka, Polio, West Nile, Dengue, Cardiovirus, and many others. Some positive-sense RNA viruses, such as the rhinoviruses that cause the common cold, are less clinically serious but they are responsible for widespread morbidity on a yearly basis.

The initial genome expression products of Severe Acute Respiratory Syndrome Coronavirus 2 (SARS-CoV-2), the causative agent of COVID-19, are two large polyproteins, referred to as pp1a and pp1ab. These two polyproteins are cleaved at 13 specific sites by the main Coronavirus virus encoded protease (Mpro or 3CLpro) to generate a number of mature viral proteins essential for viral replication. Mpro represents an attractive anti-viral drug development target as it plays a central role in the early stages of viral replication. The crystal structure of Mpro shows the presence of an active site Cysteine (Cys145) and a coordinated active site Histidine (His41), both of which are essential for the enzyme’s proteolytic activity. The following is a summary of the development to date of our Coronavirus Treatment project:

●
On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the Coronavirus main protease (Mpro), an enzyme that is essential for viral replication. The small molecules covered by the patent application were computer modelled and designed by Dr. Steve N. Slilaty, our CEO. The patent application has a priority date of May 22, 2020.

●
In August 2020, we completed the synthesis of four different potential inhibitors of Coronavirus protease. These compounds are based on the technology described in our patent application filed on May 22, 2020.

●
In September 2020, we completed the screening of our four compounds and subsequently identified a lead Anti-Coronavirus drug candidate (SBFM-PL4). The screening which pinpointed the lead compound was performed at the University of Georgia, College of Pharmacy under the leadership of Dr. Scott D. Pegan, Director of the Center for Drug Discovery and Interim Associate Head of Pharmaceutical and Biomedical Sciences.

●
In October 2020, we expanded our collaboration with Dr. Scott Pegan group by entering into a research agreement with the University of Georgia to further develop our Anti-Coronavirus lead compound, SBFM-PL4. We will proceed by conducting the in vitro studies followed by cell culture assays and assessment in Coronavirus infected mice before entering human clinical trials.

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

Vitamin D is a group of steroid-like molecules responsible for increasing intestinal absorption of calcium, magnesium, and phosphate. They are also involved in multiple other biological functions, including proper functioning of the immune system, promoting healthy growth of bone, and reduction of inflammation. The most important compounds in this group are Vitamin D2 (ergocalciferol) and Vitamin D3 (cholecalciferol). Sunshine Biopharma’s Essential Calcium-Vitamin D™ tablets contain both of these compounds as well as Calcium for optimum health benefits. We anticipate that Essential Calcium-Vitamin D™ will be available on Amazon.ca in early 2021.

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

Results Of Operations

Comparison of Results of Operations for the Nine Months ended September 30, 2020 and 2019

During the nine months ended September 30, 2020, we generated revenues of $43,397 from the sale of products generated by our Nutritional Supplements Operations, compared to revenues of $10,565 during the comparable period in 2019, an increase of $32,832. The 2019 revenues only reflected six months of sales as the products from our Nutritional Supplements Operations were launched in March 2019. The cost of sales for these revenues was $15,384 during the nine months ended September 30, 2020, compared to $6,865 during the nine months ended September 30, 2019.

General and Administrative Expenses during the nine months ended September 30, 2020 was $261,569, compared to $394,746 during the nine months ended September 30, 2019, a decrease of $133,177. The reason for this decrease was due to our continuing effort to reduce expenses across the board. In terms of specific expense categories that contributed to the decrease were executive compensation which decreased by $54,122 and consulting fees which decreased by $62,507.

We incurred $1,416,313 in losses arising from debt conversion during the nine months ended September 30, 2020, compared to $185,814 in losses from debt conversion during the similar period in 2019. This large increase was due to the specific structure of our convertible debt combined with recent volatility in our stock price. We also incurred $62,669 in interest expense during the nine months ended September 30, 2020, compared to $92,486 in interest expense during the similar period in 2019. The decrease was a result of a more rapid rate of conversion by our debt holders. In addition, we incurred $582,237 in losses from discontinued operations during the nine month ended September 30, 2019 as a result of the sale of Atlas Pharma Inc. and termination of our Analytical Chemistry Services Operations. We did not incur this loss during the similar period in 2020.

As a result, we incurred a Net Loss of $1,700,298 ($0.01 per share) during the nine month period ended September 30, 2020, compared to a net loss of $1,263,673 ($0.15 per share) during the nine month period ended September 30, 2019.

Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

During the three months ended September 30, 2020, we generated $17,150 in revenues, compared to $7,326 in revenues for the same three months period of 2019, an increase of $9,824. All of these revenues were generated from our new Nutritional Supplements Operations which we launched in March 2019. The cost of sales for these revenues was $6,340 for the period ended September 30, 2020, compared to $5,293 for the same period in 2019. Our gross profit increased to $10,810 for the period ended September 30, 2020, compared to a gross profit of $2,033 for the same period in 2019.

General and Administrative expenses during the three month period ended September 30, 2020 were $78,098, compared to $204,673 incurred during the three month period ended September 30, 2019, a decrease of $126,575. The majority of this decrease was due to a decrease in executive compensation by $66,000 and a decrease in consulting fees by $44,399. These and other decreases are part of our ongoing effort to reduce expenses across the board. On the whole, we incurred a loss of $78,098 from our operations in the three month period ended September 30, 2020, compared to a loss of $204,673 in the similar period of 2019.

We incurred $22,094 in interest expense during the three months ended September 30, 2020, compared to $27,847 in interest expense during the similar period in 2019 as a result of increased debt. In addition, we incurred $608,899 in losses arising from debt conversion during the three months ended September 30, 2020, compared to $120,720 in losses from debt conversion during the similar period in 2019.

As a result, we incurred a net loss of $698,595 ($0.00 per share) for the three month period ended September 30, 2020, compared to a net loss of $350,241 ($0.04 per share) during the three month period ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash or cash equivalents of $488,708.

Net cash used in operating activities was $233,627 during the nine month period ended September 30, 2020, compared to $367,959 for the nine month period ended September 30, 2019.  We anticipate that research and development and overhead expenses will increase in the future as we move forward with our expanded Proprietary Drug Development activities and our Generic Pharmaceuticals and Nutritional Supplements operations discussed above.

Cash flows provided by financing activities were $683,643 for the nine month periods ended September 30, 2019, compared to $352,100 during the nine months ended September 30, 2019.  Cash flows used in investing activities were $800 for the nine month period ended September 30, 2020, compared to $14,416 during the nine month period ended September 30, 2019.

During the nine months ended September 30, 2020, we issued a total of 269,099,306 shares of our Common Stock valued at $1,831,816 for the conversion of outstanding notes payable, reducing the debt by $373,269 and interest payable by $42,233 and generating a loss on conversion of $1,416,313.

During the nine month period ended September 30, 2019, we issued a total of 7,883,683 shares of our Common Stock valued at $443,481 for the conversion of outstanding notes payable, reducing debt by $241,160 and interest payable by $11,402 and generating a loss on conversion of $185,814.

During the nine months ended September 30, 2020, we did not sell any of our capital stock for cash; however, we entered into the following new debt arrangements:

On April 17, 2020, our Canadian subsidiary received a CEBA Loan (Canada Emergency Business Account Loan) from CIBC (Canadian Imperial Bank of Commerce) in the principal amount of $40,000 Canadian ($29,352 US) as part of the Canadian government’s COVID-19 relief program. The CEBA Loan is non-interest bearing if repaid on or before December 31, 2022 (the “Termination Date”). The CEBA Loan is considered repaid in full if the borrower repays 75% of the Principal Amount on or before the Termination Date. If the CEBA Loan is not repaid in full on or before the Termination Date, the lender will automatically extend the term of the loan by three years until December 31, 2025 (the “Extension Period”). During the Extension Period, interest will be charged, and will accrue on the outstanding amount of the CEBA Loan at a fixed rate of 5% per year, calculated daily and compounded monthly. The outstanding balance of the CEBA Loan and all accrued interest will be due at the end of the Extension Period.

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

On August 14, 2020, we received monies in exchange for a Note Payable having a Face Value of $67,000 with interest accruing at 8% is due August 14, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value.

On September 14, 2020, we received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due September 14, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price of equal to $0.30 per share.

On September 24, 2020, we received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 5% is due September 24, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

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

On September 8, 2020, we executed a Financing Agreement with RB Capital Partners, Inc., La Jolla, CA, who has agreed to provide us with a minimum of $2 million in convertible debt financing over the next three to six months pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). As of September 30, 2020, we have received a total of $300,000 in funding under this agreement.

The Promissory Notes will bear interest at the rate of 5% per annum and will be fully convertible into shares of our Common Stock at a conversion price equal to the market value of our Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes will have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. We have the right under these Promissory Notes to pay off all or any part of the Promissory Notes at any time without penalty.

We intend to use the proceeds from this financing for development of our recently announced Coronavirus treatment on a priority basis and the clinical development of Adva-27a, our flagship anticancer compound targeted for pancreatic cancer.

Subsequent Events

On October 16 and November 4, 2020, the holder of a Note Payable dated December 31, 2019 elected to convert a total of $28,000 in principal into 28,000,000 shares of Common Stock leaving a principal balance of $78,028.

On October 19, 2020, we received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due October 19, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2020, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2018 we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against one of our existing shareholders residing in Quebec City (Canada) arising out of a possible equity investment intended to be completed by August 2018. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to us in an amount of approximately $200,000 Canadian (approximately $154,000 US). On April 1, 2019, a note payable held by the defendant having a face value of $100,000 Canadian (approximately $76,000 US) became due and payable. We have elected not to pay the amount due and to petition the courts to link this matter to the ongoing litigation. On March 6, 2020, the Superior Court in the District of Montreal granted our motion and the two proceedings were linked. A date for the hearings to commence has been set for November 16, 2020.

To the best of our management’s knowledge and belief, there are no other material claims that have been brought against us nor have there been any claims threatened.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2020, we issued a total of 269,099,306 shares of our Common Stock valued at $1,831,816 for the conversion of outstanding notes payable, reducing the debt by $373,269 and interest payable by $42,233 and generating a loss on conversion of $1,416,313.

During the nine month period ended September 30, 2019, we issued a total of 7,883,683 shares of our Common Stock valued at $443,481 for the conversion of outstanding notes payable, reducing debt by $241,160 and interest payable by $11,402 and generating a loss on conversion of $185,814.

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

On September 8, 2020, we executed a Financing Agreement with RB Capital Partners, Inc., La Jolla, CA, who has agreed to provide us with a minimum of $2 million in convertible debt financing over the next three to six months pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). As of September 30, 2020, we have received a total of $300,000 in funding under this agreement.

The Promissory Notes will bear interest at the rate of 5% per annum and will be fully convertible into shares of our Common Stock at a conversion price equal to the market value of our Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes will have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. We have the right under these Promissory Notes to pay off all or any part of the Promissory Notes at any time without penalty.

We intend to use the proceeds from this financing for development of our recently announced Coronavirus treatment on a priority basis and the clinical development of Adva-27a, our flagship anticancer compound targeted for pancreatic cancer.

We relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to issue these notes.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2020.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer