Form 10-K
period 2020-12-31
Sunshine Biopharma, Inc
filed 2021-03-30
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

(514) 426-6161
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTC Markets Pink

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2020 was $2,790,475.

As of March 30, 2021, the Registrant had 465,005,925 shares of Common Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.” Until October 2009, our business was to provide management consulting services to small and home-office based companies.

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

In October 2012, we published the results of our initial preclinical studies of Adva-27a in the peer-reviewed journal, ANTICANCER RESEARCH. The preclinical studies were conducted in collaboration with Binghamton University, a State University of New York. The publication is entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” [ANTICANCER RESEARCH Volume 32, Pages 4423-4432 (2012)].

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

2020 Events

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

On June 17, 2020, we filed an amendment to our Articles of Incorporation (the “Amendment”) with the Secretary of State for the State of Colorado, to eliminate the Series “A” Preferred Shares consisting of Eight Hundred and Fifty Thousand (850,000) shares, par value $0.10 per share, and the designation thereof, such shares to be returned to the status of undesignated shares of Preferred Stock. In addition, the Amendment increased the number of authorized Series “B” Preferred Shares from Five Hundred Thousand (500,000) to One Million (1,000,000) shares.

Also on June 17, 2020, our Board of Directors authorized the issuance of Five Hundred Thousand (500,000) shares of our Series “B” Preferred Stock in favor of Dr. Steve N. Slilaty, our CEO and a director, in consideration for his development of a new treatment for Coronavirus infections, including COVID-19. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share. Each share of Series “B” Preferred Stock is entitled to 1,000 votes per share. This issuance brought the total number of Series “B” Preferred Stock held by Dr. Slilaty to 1,000,000 shares.

On September 8, 2020, we executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who has agreed to provide us with a minimum of $2 million in convertible debt financing over the next three to six months pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes bear interest at the rate of 5% per annum and are fully convertible into shares of shares of our Common Stock at a conversion price equal to the market value of our Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. We have the right under these Promissory Notes to pay off all or any part of the Promissory Notes at any time without penalty. As of the date of this Report, we have received a total of $2,050,000 in funding under this agreement.

Effective October 6, 2020, we entered into a Research Agreement (the “Agreement”) with the University of Georgia Research Foundation, Inc. (“UGARF”), representing the University of Georgia (“UGA”). The purpose of the Agreement is to memorialize the terms of our working together with UGA to conduct the necessary research and development to advance our Anti-Coronavirus lead compound, SBFM-PL4 (or derivatives thereof) through various stages of preclinical development, animal studies and clinical trials for Coronavirus infections. The Agreement grants us an exclusive worldwide license for all of the intellectual property developed by UGA, whether alone or jointly with us.

Proprietary Drug Development Operations

SBFM-PL4 Anti-Coronavirus Treatment

Viruses carry minimal genetic information as they rely, for the most part, on host cellular machinery to multiply. Coronavirus has a positive-sense RNA genome consisting of approximately 30,000 nucleotides, a genome size that places it among the larger sized viruses. A positive-sense RNA genome is effectively a messenger RNA which allows the virus to express its genes immediately upon gaining entry into the host cell without the need for any prior replication or transcription steps as is the case with negative-sense RNA or DNA viruses. This is part of what makes Coronavirus a highly aggressive pathogen. Many of the causative agents of serious human diseases are positive-sense RNA viruses, including Hepatitis C, Zeka, Polio, West Nile, Dengue, Cardiovirus, and many others. Some positive-sense RNA viruses, such as the rhinoviruses that cause the common cold, are less clinically serious but they are responsible for widespread morbidity on a yearly basis.

The initial genome expression products of Severe Acute Respiratory Syndrome Coronavirus 2 (SARS-CoV-2), the causative agent of COVID-19, are two large polyproteins, referred to as pp1a and pp1ab. These two polyproteins are cleaved at 15 specific sites by two virus encoded proteases (Mpro and PLpro) to generate 16 different non-structural proteins essential for viral replication. Mpro and PLpro represent an attractive anti-viral drug development targets as they play a central role in the early stages of viral replication. The crystal structure of Mpro shows the presence of an active site Cysteine (Cys145) and a coordinated active site Histidine (His41), both of which are essential for the enzyme’s proteolytic activity. Similarly, PLpro, also a Cysteine Protease, has an active site Cysteine at position 112 and a Histidine at 273. The following is a summary of the development to date of our Coronavirus Treatment project:

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

●
On February 1, 2021, we entered into an exclusive license agreement with the University of Georgia for two Anti-Coronavirus compounds which the University of Georgia had previously developed and patented. We are currently advancing the development of these two compounds in parallel with our SBFM-PL4 by conducting a transgenic mice study in collaboration with the University of Georgia. The mice being used in the study have been genetically engineered to express the human angiotensin-converting enzyme 2 (hACE2) transmembrane protein in their lungs making them susceptible to lethal infection by SARS-CoV-2, the causative agent of COVID-19. The SARSCoV-2 virus uses the hACE2 receptor to gain entry into human cells to replicate. The goal of the study is to determine if our protease inhibitors will protect the hACE2-transgenic mice from disease progression and death following infection with SARS-CoV-2 virus. Should these mice studies prove successful, we plan to submit the results to the FDA for authorization to conduct testing on actual COVID-19 patient volunteers in a Phase I clinical trial setting. The implications of a COVID-19 treatment becoming available are vast. This is particularly the case in view of the fact that some of the variants emerging around the world are more virulent and may escape neutralization by the current vaccines.

Adva-27a Anticancer Drug

Since inception, our proprietary drug development activities has focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma is direct owner of all issued and pending worldwide patents pertaining to Adva-27a including U.S. Patents Number 8,236,935 and 10,272,065.

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

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year. While particularly effective against Multidrug Resistant Cancer, we believe Adva-27a can potentially treat all cancer types, particularly those in which Topoisomerase II has been amplified. We believe that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to buyout or license our drug. However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us. In the event we do not consummate such a transaction, we will require significant capital in order to manufacture and market our new drug on our own. The following, Figure 3, is a space-filling molecular model of our Adva-27a.

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

Various publicly available sources indicate that the worldwide sales of generic pharmaceuticals are over $500 billion per year. In the United States and Canada, the sales of generic pharmaceuticals are approximately $115 billion and $5 billion, respectively. The generic pharmaceuticals business is fairly competitive and there are several multinational players in the field including Teva (Israel), Novartis - Sandoz (Switzerland), Hospira (USA), Mylan (Netherlands), Sanofi (France), Fresenius Kabi (Germany) and Apotex (Canada). While no assurances can be provided, with our offering of Canadian approved products we believe that we will be able to access a small percentage of the generic pharmaceutical marketplace.

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

Discontinued Analytical Chemistry Services Operations

On January 1, 2018, we acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a privately held Canadian company providing analytical chemistry testing services (“Atlas Business”). The purchase price for the shares was $848,000 Canadian ($676,748 US). The purchase price included cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 50,000 shares of the Company’s Common Stock valued at $238,000, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum (“Atlas Note”).

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

Intellectual Property: Licenses/Patents/Trademarks/Tradenames

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

In 2018 we completed the development of Essential 9tm, our first nutritional supplement. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9tm product. We are currently preparing the necessary documents for registration of our Essential 9tm trademark in the United States.

In November 2019, we received Health Canada approval for another nutritional supplement, a new Calcium-Vitamin D tablets. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin Dtm.

On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections, including COVID-19. The patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease (Mpro), an enzyme that is essential for viral replication. The United States Patent and Trademark Office publishes patent applications twelve (12) to eighteen (18) months from the date of filing.

On February 1, 2021, we entered an exclusive license agreement with the University of Georgia for two Anti-Coronavirus compounds which the University of Georgia had previously developed and patented. In collaboration with the University of Georgia, we are currently advancing the development of these two compounds in parallel with our own SBFM-PL4 compound.

Government Regulations

All of our business operations, including the Proprietary Drug Development Operations, the Generic Pharmaceutical Operations, and Nutritional Supplements Operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.

In the U.S, the Federal Government agency responsible for regulating drugs and nutritional supplements is the U.S. Food and Drug Administration (“FDA”). The Canadian counterpart to the FDA is Health Canada. Both the FDA and Health Canada have similar requirements for drugs and supplements to be approved for marketing. In Canada, drugs and nutritional supplements are authorized through the issuance by Health Canada of a Drug Identification Number (DIN) and a Natural Product Number (NPN) on a per product basis, respectively. In both the U.S. and Canada, the quality standards for brand name drugs and generic drugs are the same. In addition, the ingredients, manufacturing processes and facilities for all drugs and supplements must meet the guidelines for Good Manufacturing Practices (“GMP”). Moreover, all drug manufacturers must perform a series of tests, both during and after production, to show that every drug batch made meets the regulatory requirements for that product.

In connection with our development of the Anti-Coronavirus treatment, SBFM-PL4, and the Anti-Cancer compound, Adva-27a, we will be subject to significant regulations in the U.S. in order to obtain approval of the FDA to offer our product on the market.  The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would review and give the go ahead for the drug developer to proceed with Phase I clinical (human) trials.  Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II.  Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III.  Following completion of Phase III, a request is made for marketing approval.  Depending on various issues and considerations, the FDA could provide limited marketing approval for “compassionate-use” if the drug treats terminally ill patients with limited other treatment options available.  As of the date of this Report we have not made any filings with the FDA or other regulatory bodies in other jurisdictions.  We have however had discussions with clinicians and as a result we believe that Health Canada is likely to grant us a so-called “fast-track” process on the basis of the ongoing COVID-19 pandemic and the terminal nature of the cancer type we are planning to treat.  There are no assurances this will occur.

Employees

As of the date of this Report we have three (3) employees, comprised of our management team. Presently, most of our development and marketing activities are subcontracted out to specialized service providers. As our business activities expand, we anticipate that we will need additional employees in the areas of accounting, regulatory affairs, marketing, sales and laboratory personnel.

Competition

Our Anti-Coronavirus drug development project is in direct competition with over 34 companies working on vaccine or treatment options for COVID-19. Among the companies working on vaccines are Pfizer, Moderna, AstraZeneca, GlaxoSmithKline, Johnson & Johnson, and Sanofi. The companies focused on treatments include AbbVie, Amgen, Bayer, Biogen, Gilead, Eli Lilly, Novartis, Regeneron, Roche, and Takeda. As of December 31, 2020, two (2) vaccines (Pfizer’s and Moderna’s) and three (3) treatments (Regeneron’s, Eli Lilly’s, and Gilead’s) have been approved by the FDA for emergency use. While these vaccines and treatment options are effective, we believe that additional, more convenient treatment options continue to be essential as gaps, lapses, and hospital admissions will likely persist. A treatment such as the one we are developing which can be taken orally at home, will form an important complement for vaccination and the current treatments which must be administered intravenously.

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

Similarly, our Essential 9tm and Essential Calcium-Vitamin Dtm together with our other planned line of nutritional supplement products fall directly within a very crowded and highly competitive product sector. As of the date of this Report we believe, Essential 9tm is the only Essential Amino Acid product that comprises all 9 essential amino acids in tablet form. We also believe this may provide us with a competitive advantage, at least for the near future but there are no assurances that this will occur.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and not required to include this disclosure in this Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. We pay a monthly fee of $261 (Canadian), including applicable taxes for use of the available space and services. We are not party to a lease agreement in connection with this service. Additional office space and conference rooms are available to us on a pay-per-use basis. Our arrangement in connection with this office has no short-term or long-term asset or liability value.

We believe that our existing facilities and equipment are adequate. We continuously review our anticipated requirements for facilities and equipment, and on the basis of such reviews, may from time to time acquire additional facilities or equipment, or dispose of some of the existing space or equipment.

ITEM 3. LEGAL PROCEEDINGS

In June 2018 we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against one of our existing shareholders residing in Quebec City (Canada) arising out of a possible equity investment intended to be completed by August 2018. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to us in an amount of approximately $200,000 Canadian (approximately $154,000 US). On April 1, 2019, a note payable held by the defendant having a face value of $100,000 Canadian (approximately $76,000 US) became due and payable (the “Subject Note”). We elected not to pay the amount due under the Subject Note and petitioned the courts to link this matter to the ongoing litigation. On March 6, 2020, the Superior Court in the District of Montreal granted our motion and the two proceedings were linked. A date for the hearings to commence was subsequently set for November 16, 2020. On November 10, 2020, we elected to pay off the Subject Note together with accrued interest and terminate the proceedings.

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

In the third quarter of 2016 our Common Stock began trading on OTC Markets Pink (otcmarkets.com) because the price of our stock had dropped below $0.01 per share.

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

Quarter Ended	High	Low

March 31, 2019	$0.1600	$0.1600
June 30, 2019	$0.0980	$0.0700
September 30, 2019	$0.0460	$0.0360
December 31, 2019	$0.0100	$0.0080

March 31, 2020	$0.0060	$0.0020
June 30, 2020	$0.0110	$0.0070
September 30, 2020	$0.0185	$0.0170
December 31, 2020	$0.0169	$0.0150

As of March 29, 2021, the closing price of our Common Stock was $0.1060 per share.

Trading volume in our Common Stock varies between a few million to several million shares per day.  As a result, the trading price of our Common Stock is subject to significant fluctuations.

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

Our CEO, Dr. Steve N. Slilaty, holds all 1,000,000 shares of our Series “B” Preferred Stock issued in 2015 and 2020.

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

Overview and History

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.” Until October 2009, our business was to provide management consulting services to small and home-office based companies.

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

Going Concern

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have minimal revenues and significant losses from operations. We will, in all likelihood, sustain operating losses without corresponding revenues for the immediate future.  See “ITEM 8. Financial Statements and Supplementary Data.”

Results Of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2020 and 2019

During our fiscal year ended December 31, 2020, we generated revenues of $71,410, compared to revenues of $21,121 in 2019. All of these revenues were generated from our Nutritional Supplements operations which we launched in the first quarter of 2019. The cost of sales in 2020 and 2019 for generating these revenues was $25,847 and $11,050, respectively.

General and administrative expenses for our fiscal year ended December 31, 2020 were $622,437, compared to $651,707 during our fiscal year ended December 31, 2019, a decrease of $29,270. The expense categories that saw a decrease included accounting, which decreased by $7,729, legal fees by $17,609, consulting by $58,764, research and development by $13,476, and executive compensation by $5,322. The only general and administrative category that saw an increase was office expenses which increased by $73,338 due to expenses related to expansion of our Nutritional Supplements operations.

We also incurred $168,105 in interest expense and $2,057,513 in losses from debt conversion during the year ended December 31, 2020, compared to $115,901 in interest expense and $314,752 in losses from debt conversion during the similar period in 2019. The increase in interest expense and losses from debt conversion in 2020 was due to an increase in issuance of convertible debt instruments.

As a result, we incurred a net loss of $2,784,091 (approximately $0.01 per share) for the year ended December 31, 2020, compared to a net loss of $1,660,291 (approximately $0.15 per share) during the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $989,888.

As discussed in Note 3 to the consolidated financial statements included in this Report for going concern, we have incurred significant continuing losses in 2020 and 2019, and the total accumulated deficits were $20.2 million and $17.4 million as of December 31, 2020 and 2019, respectively. We also used cash for operations of $657,299 and $495,798 for the years ended December 31, 2020 and 2019, respectively. Our ability to continue operating is highly dependent upon continued funding from the debt and equity markets. Based on past experience, we believe that we will be able to raise the necessary capital to continue operations. We must continue to rely on proceeds from debt and equity issuances to fund ongoing operating expenses to date, which could raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Report have been prepared assuming that our Company will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.

Net cash used in operating activities was $657,299 during our fiscal year ended December 31, 2020, compared to $495,798 during our fiscal year ended December 31, 2019.  We anticipate that our cash requirements for our operations will increase in the future before we reach profitability levels, of which there is no assurance.

Cash flows used in investing activities were $1,191 during our fiscal year ended December 31, 2020.  For the fiscal year ended December 31, 2019, cash flows used in investing activities were $15,276 arising primarily out of the purchase of computer and related equipment.  Net cash flows provided by financing activities totaled $1,608,253 in 2020, compared to $442,255 during our fiscal year ended December 31, 2019.

We have issued convertible and non-convertible Notes Payable to both related and unaffiliated parties in order to fund our operations. Our Notes Payable transactions at December 31, 2020 consisted of the following:

●
On April 1, 2017, we received monies in exchange for a Note Payable having a Face Value of $100,000 Canadian (approximately $77,700 US) with interest payable quarterly at 9%, which Note was due April 1, 2019. The Note is convertible any time after issuance into Common Stock at a price of $0.015 Canadian (approximately $0.012 US) per share. In June 2018, we filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against the holder of this Note. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to us in an amount of approximately $200,000 Canadian (approximately $155,400 US). A date for the hearings to commence was set for November 16, 2020. On November 10, 2020, we elected to pay off this Note together with accrued interest of $14,696 Canadian (approximately $11,400 US) and terminate the proceedings. See “ITEM 3 Legal Proceedings.”

●
On September 10, 2018, we issued two Notes Payable having an aggregate Face Value of $36,500 with interest accruing at 8%. The two Notes were issued for services rendered to us and had maturity dates in June 2019. We were unable to pay the Notes and on November 30, 2019 we issued a new Note which included accrued interest and accelerated interest of $7,059 for a total Face Value of $43,559. The new Note accrues interest at 8% and is convertible after 180 days from issuance into Common Stock at a price 35% below market value. The new Note was due August 31, 2020. During the year ended December 31, 2020, the entire principal amount of $43,559 of this Note plus accrued interest of $2,523 was converted into 14,198,048 shares of Common Stock valued at $86,685 resulting in a loss of $40,603.

●
On December 24, 2018, we received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8% was due December 24, 2019. The Note was convertible after 180 days from issuance Common Stock at a price 35% below market value. As of December 31, 2020, the entire principal amount of $87,000 of this Note plus accrued interest of $9,639 was converted into 43,986,317 shares of Common Stock valued at $276,396 resulting in a loss of $161,036.

●
On January 8, 2019, we received monies in exchange for a Note Payable having a Face Value of $54,000 with interest accruing at 8% was due January 8, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $54,000 of this Note plus accrued interest of $9,814 was converted into 44,931,640 shares of Common Stock valued at $365,787 resulting in a loss of $301,973.

●
On February 5, 2019, we received monies in exchange for a Note Payable having a Face Value of $37,450 with interest accruing at 8% was due October 10, 2019. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $37,450 of this Note plus accrued interest of $2,996 was converted into 38,263,409 shares of Common Stock valued at $217,971 resulting in a loss of $182,790.

●
On July 2, 2019, we received monies in exchange for a Note Payable having a Face Value of $40,000 with interest accruing at 8% was due April 30, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $40,000 of this Note plus accrued interest of $1,600 was converted into 13,099,359 shares of Common Stock valued at $58,684 resulting in a loss of $17,084.

●
On July 26, 2019, we received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 8%, which became due July 26, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal of $50,000 of this Note plus accrued interest of $4,909 was converted into 43,522,363 shares of Common Stock valued at $131,370 resulting in a loss of $76,461.

●
On September 12, 2019, we received monies in exchange for a Note Payable having a Face Value of $43,000 with interest accruing at 8% is due July 15, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $43,000 of this Note plus accrued interest of $1,720 was converted into 38,855,726 shares of Common Stock valued at $117,177 resulting in a loss of $72,457.

●
On December 14, 2019, we received monies in exchange for a Note Payable having a Face Value of $42,800 with interest accruing at 8% and which is due December 14, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $42,800 of this Note plus accrued interest of $1,712 was converted into 18,592,605 shares of Common Stock valued at $81,796 resulting in a loss of $37,284.

●
A Note Payable dated December 31, 2019 having a Face Value of $30,120 and accruing interest at 12% was due December 31, 2020. On December 1, 2020, we paid off the entire principal balance of this Note, together with accrued interest of $3,614 by issuing cash payment of $33,734.

●
A Note Payable dated December 31, 2018 having a Face Value of $136,744 and accruing interest at 12% was due December 31, 2019. On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, we renewed the remaining principal balance of this Note, together with accrued interest of $15,509 for a 12-month period. The new Note has a Face Value of $122,253 and accrues interest at 12%. This Note matures on December 31, 2020. On August 27, 2020, the holder of this Note transferred all of its interest therein to a third party and on September 4, 2020, we agreed to render the Note convertible into Common Stock at $0.001 per share. During the year ended December 31, 2020, an aggregate principal amount of $58,225 of this Note plus accrued interest of $9,775 was converted into $68,000,000 shares of Common Stock valued at $1,286,400 resulting in a loss of $1,218,400. This note is currently past due and we are currently in discussion with the holder to extend the due date.

●
On April 17, 2020, our Canadian subsidiary received a CEBA Loan (Canada Emergency Business Account Loan) from CIBC (Canadian Imperial Bank of Commerce) in the principal amount of $40,000 Canadian ($31,000 US) as part of the Canadian government’s COVID-19 relief program. The CEBA Loan is non-interest bearing if repaid on or before December 31, 2022 (the “Termination Date”). The CEBA Loan is considered repaid in full if the borrower repays 75% of the Principal Amount on or before the Termination Date. If the CEBA Loan is not repaid in full on or before the Termination Date, the lender will automatically extend the term of the loan by three years until December 31, 2025 (the “Extension Period”). During the Extension Period, interest will be charged, and will accrue on the outstanding amount of the CEBA Loan at a fixed rate of 5% per year, calculated daily and compounded monthly. The outstanding balance of the CEBA Loan and all accrued interest will be due at the end of the Extension Period.

●
On April 27, 2020, we received a Paycheck Protection Program loan in the principal amount of $50,655 (“PPP Loan”) from the US Small Business Administration (“SBA”) as part of the US government’s COVID-19 relief program. This loan accrues interest at the rate of 1% per annum. We are obligated to make payments of principal and interest totaling $2,133 each month commencing on November 27, 2020, with any remaining balances due and payable on or before April 27, 2022. The proceeds derived from this loan may only be used for payroll costs, interest on mortgages, rent and utilities (“Admissible Expenses”). In addition, the Paycheck Protection Program provides for conditional loan forgiveness if we utilize at least 75% of the proceeds from the PPP Loan to pay Admissible Expenses. On December 15, 2020, we applied to the funding bank for forgiveness of this loan per SBA guidance. On December 18, 2020, we received notification that the funding bank has approved forgiveness of our PPP Loan in its entirety and that it has submitted a request to the SBA for final approval. As of the date of this Report, no decision has been rendered by the SBA.

●
On June 1, 2020, we received monies in exchange for a Note Payable having a Face Value of $42,000 with interest accruing at 8% is due June 1, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. On December 2, 2020, we paid off the entire principal balance of this Note, together with accrued interest and prepayment penalties of $13,435 by issuing cash payment of $55,435.

●
On June 9, 2020, we received monies in exchange for a Note Payable having a Face Value of $37,000 with interest accruing at 8% is due June 9, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. On December 2, 2020, we paid off the entire principal balance of this Note, together with accrued interest and prepayment penalties of $11,779 by issuing a cash payment of $48,779.

●
On July 7, 2020, we received monies in exchange for a Note Payable having a Face Value of $48,000 with interest accruing at 8% is due July 7, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on January 3, 2021 which is 180 days after the issuance date.

●
On July 27, 2020, we received monies in exchange for a Note Payable having a Face Value of $102,000 with interest accruing at 8% is due July 27, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on January 23, 2021 which is 180 days after the issuance date.

●
On August 14, 2020, we received monies in exchange for a Note Payable having a Face Value of $67,000 with interest accruing at 8% is due August 14, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on February 10, 2021 which is 180 days after the issuance date.

●
On September 14, 2020, we received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due September 14, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on March 13, 2021 which is 180 days after the issuance date.

●
On September 24, 2020, we received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 5% is due September 24, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on March 23, 2021 which is 180 days after the issuance date.

●
On October 20, 2020, we received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due October 20, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on April 18, 2021 which is 180 days after the issuance date.

●
On November 19, 2020, we received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 8% is due August 19,2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on May 18, 2021 which is 180 days after the issuance date.

●
On November 24, 2020, We received monies in exchange for a Note Payable having a Face Value of $260,000 with interest accruing at 8% is due November 24, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on May 23, 2021 which is 180 days after the issuance date.

●
On November 25, 2020, we received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due November 25, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on May 24, 2021 which is 180 days after the issuance date.

●
On December 2, 2020, we received monies in exchange for a Note Payable having a Face Value of $104,215 with interest accruing at 5% is due December 2, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. We will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on May 31, 2021 which is 180 days after the issuance date.

●
A Note Payable dated December 31, 2019 held by our CEO having a Face Value of $128,269 and accruing interest at 12% was due December 31, 2020. On December 31, 2020, we renewed the Note together with accrued interest of $15,392 for a 12-month period. The new Note has a face Value of $143,661, accrues interest at 12% per annum, and has a maturity date of December 31, 2021.

During the fiscal year ended December 31, 2020, we issued an aggregate of 311,098,985 shares of our Common Stock valued at $2,515,015 in connection with the conversion of $415,269 in debt and $42,233 in interest resulting in a loss of $2,057,513.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, to issue the respective shares. We used the proceeds derived from these notes for implementation of our business plan and working capital.

We are not generating significant revenue from our operations, and our ability to implement our business plan as set forth herein will depend on the future availability of financing.  Such financing will be required to enable us to further develop our Proprietary Drug Development program, Generic Pharmaceuticals business, and Nutritional Supplements development and sales operations.  We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $20 million (approximately $18 million for our Proprietary Drug Development projects and $2 million for our Nutritional Supplements operations) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital.

Relevant thereto, on September 8, 2020, we executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who has agreed to provide us with a minimum of $2 million in convertible debt financing over the next three to six months pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes will bear interest at the rate of 5% per annum and will be fully convertible into shares of shares of the Company’s Common Stock at a conversion price equal to the market value of the Company’s Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes will have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. The Company has the right under these Promissory Notes to pay off all or any part of the Promissory Notes at any time without penalty. As of the date of this Report, we have received a total of $2,054,000 in funding under this agreement.

We are currently in discussion with various investment groups for additional financing. There are no assurances that we will be successful in raising any funds.

Our cost to continue operations are expected to increase as we move forward with implementation of our recently expanded business plan to include the Anti-Coronavirus drug development project. We do not have sufficient funds to cover the anticipated increase in the relevant expenses. We need to raise additional funds in order to continue our existing and expanded operations.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2020.

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

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing of adoption and impact of the updated guidance on our financial statements.

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
At December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunshine Biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

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

/s/ B F Borgers CPA PC

We have served as the Company's auditor since 2013.
Lakewood, CO
March 30, 2021

Sunshine Biopharma, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$989,888	$40,501
Accounts receivable	1,916	430
Inventory	23,771	15,910
Prepaid expenses	2,778	1,255
Deposits	7,590	7,590
Total Current Assets	1,025,943	65,686

Equipment (net of $51,485 and $37,109 depreciation, respectively)	19,531	32,456
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$1,045,474	$98,142

LIABILITIES

Current Liabilities:
Notes payable	820,454	586,307
Notes payable - related party	143,661	129,261
Accounts payable & accrued expenses	62,870	96,882
Interest payable	24,320	21,077
Total Current Liabilities	1,051,305	833,527

Long-term portion of notes payable	949,006	-

TOTAL LIABILITIES	2,000,311	833,527

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Series B $0.10 par value per share; Authorized 1,000,000 Shares;
Issued and outstanding 1,000,000 and 500,000 shares at December 31, 2020 and December 31, 2019, respectively	100,000	50,000

Common Stock, $0.001 value per share; Authorized 3,000,000,000 Shares;
Issued and outstanding 346,419,296 and 35,319,990 at December 31, 2020 and December 31, 2019, respectively	346,418	35,320

Capital paid in excess of par value	18,820,343	16,616,426

Accumulated comprehensive income	(2,871)	(2,495)

Accumulated (Deficit)	(20,218,727)	(17,434,636)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(954,837)	(735,385)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,045,474	$98,142

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement of Operations and Comprehensive Income (Loss)
	December 31,	December 31,
	2020	2019
Sales	$71,410	$21,121
Cost of sales	25,847	11,050
Gross profit	45,563	10,071

General & Administrative Expenses:
Accounting	81,524	89,253
Consulting	15,360	74,124
Legal	89,587	107,196
Office	89,022	74,904
Officer & director remuneration	271,930	277,252
R&D	60,948	15,204
Depreciation	14,066	13,774
Total General & Administrative Expenses	622,437	651,707

Income (Loss) from Operations	(576,874)	(641,636)

Other Income (Expense):
Loss on debt conversions	(2,057,513)	(314,752)
Foreign exchange gain (loss)	4,891	(15,099)
Interest expense	(168,105)	(115,901)
Miscellaneous income	3,000	-
Debt release	7,674	7,967
Interest forgiveness	2,836	1,367
Total Other Income (Expense)	(2,207,217)	(436,418)

Net income (loss) before income taxes	(2,784,091)	(1,078,054)
Provision for income taxes	-	-
Net income (loss) from continuing operations	(2,784,091)	(1,078,054)
Net income (loss) on discontinued operations	-	(582,237)
Net Income (Loss)	(2,784,091)	(1,660,291)

Unrealized gain (loss) from foreign exchange translation	376	1,243
Comprehensive Income (Loss)	(2,783,715)	(1,659,048)

Basic income (loss) from continuing operations per common share	$(0.01)	$(0.10)

Basic income (loss) from discontinued operations per common share	$0.00	$(0.05)

Basic income (loss) per common share	$(0.01)	$(0.15)

Weighted Average Common Shares Outstanding	204,096,338	10,932,813

  See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement of Cash Flows
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,784,091)	$(1,660,291)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,066	13,774
Foreign exchange (gain) loss	(4,891)	15,099
Stock issued for services	50,000	261,690
Stock issued for payment interest	42,233	17,197
Loss on debt conversion	2,057,513	314,752
Gain on interest and debt forgiveness	10,510	(9,334)
Loss on disposition of subsidiary	-	582,237
(Increase) in accounts receivable	(1,486)	(430)
(Increase) decrease in inventory	(7,861)	(15,910)
(Increase) in prepaid expenses	(1,523)	(7,676)
(Increase) in deposits	-	-
(Decrease) in Accounts Payable & accrued expenses	(35,012)	(18,692)
Increase in interest payable	3,243	11,786
Net Cash Flows (Used) in Operations	(657,299)	(495,798)

Cash Flows from Investing Activities:
Advances to discontinued operations	-	(14,416)
Purchase of equipment	(1,191)	(860)
Net Cash Flows (Used) in Investing Activities	(1,191)	(15,276)

Cash Flows from Financing Activities:
Proceeds from notes payable	1,674,246	441,230
Payments of notes payable	(106,600)	(53,000)
Note payable - interest expense	40,607	25,795
Note payable used to pay note origination fees	-	28,230
Net Cash Flows Provided by Financing Activities	1,608,253	442,255

Cash and Cash Equivalents at Beginning of Period	40,501	115,216
Net Increase (Decrease) In Cash and cash equivalents	949,763	(68,819)
Foreign currency translation adjustment	(376)	(5,896)
Cash and Cash Equivalents at End of Period	$989,888	$40,501

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$20,963	$-
Cash paid for income taxes	$-	$-
Stock issued for note conversions	$2,515,015	$717,726

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Consolidated Statement of Shareholders' Equity

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number of Preferred Shares Issued	Preferred Stock	Comprehensive Income	Accumulated Deficit	Total

Balance at December 31, 2018	4,282,620	4,283	15,668,047	500,000	50,000	(3,738)	(15,774,345)	(55,753)

Common stock issued to directors	9,150,000	9,150	195,150					204,300

Common stock issued for services	1,455,000	1,455	55,935					57,390

Common stock issued for the reduction of notes payable	20,432,370	20,432	697,294					717,726
and payment of interest

Net (loss)						1,243	(1,660,291)	(1,659,048)

Balance at December 31, 2019	35,319,990	$35,320	$16,616,426	500,000	$50,000	$(2,495)	$(17,434,636)	(735,385)

Common stock issued for the reduction of notes payable	311,098,985	311,098	2,203,917					2,515,015
and payment of interest

Adjustment for Reverse-Split	321

Preferred stock issued for services				500,000	50,000			50,000

Net (loss)						(376)	(2,784,091)	(2,784,467)
Balance at December 31, 2020	346,419,296	$346,418	$18,820,343	1,000,000	$100,000	$(2,871)	$(20,218,727)	(954,837)

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Note 1 – Description of Business

Sunshine Biopharma, Inc. (the "Company") was originally incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006 in the State of Colorado. Until October 2009, the Company was operating as a business consultancy firm.

Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. was holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development of the licensed Adva-27a anticancer drug.

In October 2012, the Company published the results of its initial preclinical studies of Adva-27a in the peer-reviewed journal, ANTICANCER RESEARCH. The preclinical studies were conducted in collaboration with Binghamton University, a State University of New York. The publication is entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” [ANTICANCER RESEARCH Volume 32, Pages 4423-4432 (2012)].

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

In December 2015, the Company acquired all worldwide issued (US Patent Number 8,236,935, and 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound from Advanomics Corporation, a related party, in exchange for an aggregate of 803,264 shares of Common Stock valued at $835,394 and terminated the License Agreement. In 2016, the remaining value of these patents was impaired. The Company is however continuing development of the Adva-27a anticancer drug covered by these patents.

On January 1, 2018, the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held analytical chemistry company. The purchase price for the shares was Eight Hundred Forty-Eight Thousand Dollars $848,000 Canadian ($676,748 US). The purchase price included cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 50,000 shares of the Company’s Common Stock valued at $238,000, and a promissory note (“Atlas Debt”) in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum. Effective April 1, 2019, the Company re-assigned all of its stock in Atlas back to the original owner in exchange for the Atlas Debt. The loss on the disposition was $580,125. See Note 11, below for a more detailed explanation of this disposition.

In March 2018, the Company formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of the Company’s interest in the Adva27a anticancer drug to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

In December 2018, the Company launched its first over-the-counter product, Essential 9™, a nutritional supplement comprised of the nine (9) essential amino acids that the human body cannot make. Essential 9tm has been authorized for marketing by Health Canada under NPN 80089663.

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

On June 17, 2020, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) with the State of Colorado, to eliminate the Series “A” Preferred Shares consisting of Eight Hundred and Fifty Thousand (850,000) shares, par value $0.10 per share, and the designation thereof, which shares were returned to the status of undesignated shares of Preferred Stock. In addition, the Amendment increased the number of authorized Series “B” Preferred Shares from Five Hundred Thousand (500,000) to One Million (1,000,000) shares.

Also on June 17, 2020, the Company issued Five Hundred Thousand (500,000) shares of Series “B” Preferred Stock in favor of Dr. Steve N. Slilaty, the Company’s CEO, in consideration for the COVID-19 treatment technology he developed. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share. Each share of Series “B” Preferred Stock is entitled to 1,000 votes per share. This issuance brought the total number of Series “B” Preferred Stock held by Dr. Slilaty to 1,000,000 shares.

On September 8, 2020, the Company executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who has agreed to provide the Company with a minimum of $2 million in convertible debt financing over the next three to six months pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes will bear interest at the rate of 5% per annum and will be fully convertible into shares of shares of the Company’s Common Stock at a conversion price equal to the market value of the Company’s Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes will have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. The Company has the right under these Promissory Notes to pay off all or any part of the Promissory Notes at any time without penalty. As of December 31, 2020, the Company has received a total of $1,350,000 in funding under this agreement.

Effective October 6, 2020, the Company entered into a Research Agreement (the “Agreement”) with the University of Georgia Research Foundation, Inc. (“UGARF”), representing the University of Georgia (“UGA”). The purpose of the Agreement is to memorialize the terms of the Company working together with UGA to conduct the necessary research and development to advance the Company’s Anti-Coronavirus lead compound, SBFM-PL4 (or derivatives thereof) through various stages of preclinical development, animal studies and clinical trials for Coronavirus infections. The Agreement grants the Company an exclusive worldwide license for all of the intellectual property developed by UGA, whether alone or jointly with the Company.

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

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $989,888 and $40,501 as of December 31, 2020 and December 31, 2019, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 or the equivalent in Canada.

PROPERTY AND EQUIPMENT

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2020 and 2019, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2020 the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For Canadian and US tax purposes, the Company’s 2017 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

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

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2020 and 2019, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2020 and 2019.

EQUITY INSTRUMENTS ISSUED TO  EMPLOYEES OR NON-EMPLOYEES FOR AQUIRING GOODS OR SERVICES

The stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award. The Company accounts for stock-based compensation to employees in conformity with the provisions of ASC Topic 718, Stock Based Compensation. Stock-based compensation to employees consisting of stock option grants and restricted shares are recognized in the statement of operations based on their fair values at the date of grant. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC Topic 718, based upon the fair-value of the underlying instrument.

BASIC AND DILUTED NET GAIN (LOSS) PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the year ended December 31, 2020 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

Therefore, basic and dilutive net (loss) per share were the same as of December 31, 2020 and 2019.

REVENUE RECOGNITION

As of January 1, 2018, the Company adopted ASU No. 201409, “Revenue from Contracts with Customers” (ASC 606). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified retrospective basis. The adoption did not have an impact on the Company's financial statements. All of the revenues of the Company are the Company's wholly owned Canadian subsidiary, which sells nutritional supplements through Amazon.com and Amazon.ca.

In Canada, governmental regulations require that companies recognize revenues upon completion of the work by issuing an invoice and remitting the applicable sales taxes (GST and QST) to the appropriate government agency. The Company’s wholly owned Canadian subsidiary's revenue recognition policy is in compliance with these local regulations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and impact of the updated guidance on its financial statements.

LEGAL FEES

During the years ended December 31, 2020 and 2019, the legal fees incurred were related to services provided to the Company to assist with its regulatory requirements with the Securities and Exchange Commission, patenting costs and one ongoing litigation.

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through March 29, 2021, which is the date the Financial Statements were available to be issued.

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

Note 4 – Patents

The following is a summary of the patents held by the Company at December 31, 2020 and 2019:

In December 2015, the Company acquired all worldwide issued (US Patent Number 8,236,935, and US Patent Number 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound from Advanomics Corporation, a related party, in exchange for an aggregate of 803,264 shares of Common Stock valued at $835,394 and terminated the License Agreement. In 2016, the remaining value of these patents was impaired. The Company is however continuing development of the Adva-27a anticancer drug covered by these patents.

On May 22, 2020, the Company filed a patent application in the United States for a new treatment for Coronavirus infections. The Company’s patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease (Mpro), an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020.

Note 5 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of $0.001 par value Common Stock and 30,000,000 shares of $0.10 par value Preferred Stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company had designated 850,000 shares as Series “A” Preferred Stock (“Series A”). At December 31, 2020 and December 31, 2019, the Company had no issued and outstanding shares of Series A. On June 17, 2020, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) eliminating the Series A shares and the designation thereof, which shares were returned to the status of undesignated shares of Preferred Stock. In addition to eliminating the Series A shares, the Amendment also increased the number of authorized Series B Preferred Shares from Five Hundred Thousand (500,000) to One Million (1,000,000) shares.

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

On June 17, 2020, the Company issued Five Hundred Thousand (500,000) shares of Series “B” Preferred Stock in favor of the Company’s CEO, in consideration for the COVID-19 treatment technology he developed. This issuance brought the total number of Series B Preferred Stock held by the Company’s CEO to 1,000,000 shares.

Through December 31, 2020 and December 31, 2019, the Company has issued and outstanding a total of 346,419,296 and 35,319,990 shares of Common Stock, respectively. Through the same periods, the Company has issued and outstanding a total of -0- and -0- shares of Series A Preferred Stock and 1,000,000 and 500,000 shares of Series B Preferred Stock, respectively.

During the fiscal year ended December 31, 2020, the Company issued an aggregate of 311,098,985 shares of its Common Stock valued at $2,515,015 in connection with the conversion of $415,269 in debt and interest of $ 42,233 resulting in a $2,057,513 loss on conversion.

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

The Company has declared no dividends since inception.

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2020	2019

Net gain (loss) attributable to Common Stock	$(2,784,091)	$(1,660,291)
Basic weighted average outstanding shares of Common Stock	204,096,338	10,392,813
Dilutive effects of common share equivalents	-0-	-0-
Dilutive weighted average outstanding shares of Common Stock	204,096,338	10,932,813
Net gain (loss) per share attributable to Common Stock	$(0.01)	$(0.15)

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

	December 31, 2020		December 31, 2019
	Amount	Tax Effect	Amount	Tax Effect

Deferred tax assets:
Net operating loss	$2,784,091	$683,773	$1,660,291	$407,767
Other differences	$26,786	$6,579	$(686,984)	$(168,723)
Net deferred tax assets	$2,810,877	$690,352	$973,307	$239,044
Valuation allowance	$(2,810,877)	$(690,352)	$(973,307)	$(239,044)

Total deferred tax asset	$-0-	$-0-	$-0-	$-0-

Deferred tax liabilities:	$-0-	$-0-	$-0-	$-0-
Net deferred tax asset	$-0-	$-0-	$-0-	$-0-

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

As of December 31, 2020, the Company had net operating loss carry forwards of $10,611,921 that may be available to reduce future years’ taxable income through 2037 and $5,329,161 may be available to reduce future years’ taxable income indefinitely. At December 31, 2020 and December 31, 2019, a deferred tax asset at each date of approximately $690,352 and $239,044, respectively, resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended December 31, 2020 and December 31, 2019 was approximately $(451,307) and $149,054, respectively.

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December 31, 2020	December 31, 2019

U.S. Federal statutory graduated income tax rate	21.00%	21.00%
State income tax rate, net of federal benefit	3.56%	3.56%

Net income tax rate	24.56%	24.56%

Net operating loss used	0.00%	0.00%

Net operating loss for which no tax benefit is currently available	0.00%	0.00%

Canada Federal statutory rate	15.00%	15.00%
Canada Provincial rate	11.80%	11.80%

Net Canada rate	26.80%	26.80%

Net operating loss used (Canada)	0.00%	0.00%
Net operating loss for which no tax benefit is currently available (Canada)	-26.80%	-26.80%

The Company’s income tax filings are subject to audit by various taxation authorities. The Company’s open audit periods are 2018, 2019, and 2020, although, the statute of limitations for the 2018 tax year will expire effective October 15, 2020. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Note 8 – Notes Payable

The Company’s Notes Payable at December 31, 2020 consisted of the following:

On April 1, 2017, the Company received monies in exchange for a Note Payable having a Face Value of $100,000 Canadian ($74,970 US at September 30, 2020) with interest payable quarterly at 9%, which Note was due April 1, 2019. The Note is convertible any time after issuance into $0.001 par value Common Stock at a price of $0.015 Canadian (approximately $0.011 US) per share. The Company estimates that the fair value of this convertible debt approximates the face value, so no value has been assigned to the beneficial conversion feature. Any gain or loss will be recognized at conversion. In June 2018, the Company filed an action in the Superior Court of the Province of Quebec in the District of Montreal (Canada) against the holder of this Note. The complaint alleges among other things, claims of misrepresentations and misleading conduct resulting in damages to the Company in an amount of approximately $200,000 Canadian (approximately $143,000 US). A date for the hearings to commence was set for November 16, 2020. On November 10, 2020, the Company elected to pay off the Note together with accrued interest of $14,696 Canadian (approximately $10,500 US) and terminate the proceedings.

On September 10, 2018, the Company issued two Notes Payable having an aggregate Face Value of $36,500 with interest accruing at 8%. The two Notes were issued for services rendered to the Company and had maturity dates in June 2019. The Company was unable to pay the notes and on November 30, 2019 the Company issued a new Note which included accrued interest and accelerated interest of $7,059 for a total Face Value of $43,559. The new Note accrues interest at 8% and is convertible after 180 days from issuance into Common Stock at a price 35% below market value. The new Note was due August 31, 2020. During the year ended December 31, 2020, the entire principal amount of $43,559 of this Note plus accrued interest of $2,523 was converted into 14,198,048 shares of Common Stock valued at $86,685 resulting in a loss of $40,603.

On December 24, 2018, the Company received monies in exchange for a Note Payable having a Face Value of $87,000 with interest accruing at 8% was due December 24, 2019. The Note is convertible after 180 days from issuance into $0.001 par value Common Stock at a price 35% below market value. As of December 31, 2020, the entire principal amount of $87,000 of this Note plus accrued interest of $9,639 was converted into 43,986,317 shares of Common Stock valued at $276,396 resulting in a loss of $161,036.

On January 8, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $54,000 with interest accruing at 8% was due January 8, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $54,000 of this Note plus accrued interest of $9,814 was converted into 44,931,640 shares of Common Stock valued at $365,787 resulting in a loss of $301,973.

On February 5, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $37,450 with interest accruing at 8% was due October 10, 2019. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $37,450 of this Note plus accrued interest of $2,996 was converted into 38,263,409 shares of Common Stock valued at $217,971 resulting in a loss of $182,790.

On July 2, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $40,000 with interest accruing at 8% was due April 30, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $40,000 of this Note plus accrued interest of $1,600 was converted into 13,099,359 shares of Common Stock valued at $58,684 resulting in a loss of $17,084.

On July 26, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 8%, which became due July 26, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal of $50,000 of this Note plus accrued interest of $4,909 was converted into 43,522,363 shares of Common Stock valued at $131,370 resulting in a loss of $76,461.

On September 12, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $43,000 with interest accruing at 8% is due July 15, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $43,000 of this Note plus accrued interest of $1,720 was converted into 38,855,726 shares of Common Stock valued at $117,177 resulting in a loss of $72,457.

On December 14, 2019, the Company received monies in exchange for a Note Payable having a Face Value of $42,800 with interest accruing at 8% and which is due December 14, 2020. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. During the year ended December 31, 2020, the entire principal amount of $42,800 of this Note plus accrued interest of $1,712 was converted into 18,592,605 shares of Common Stock valued at $81,796 resulting in a loss of $37,284.

A Note Payable dated December 31, 2019 having a Face Value of $30,120 and accruing interest at 12% was due December 31, 2020. On December 1, 2020, the Company paid off the entire principal balance of this Note, together with accrued interest of $3,614 by issuing cash payment of $33,734.

A Note Payable dated December 31, 2018 having a Face Value of $136,744 and accruing interest at 12% was due December 31, 2019. On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, the Company renewed the remaining principal balance of this Note, together with accrued interest of $15,509 for a 12-month period. The new Note has a Face Value of $122,253 and accrues interest at 12%. This Note matures on December 31, 2020. On August 27, 2020, the holder of this Note transferred all of its interest therein to a third party and on September 4, 2020, the Company agreed to render the Note convertible at $0.001 per share. During the year ended December 31, 2020, an aggregate principal amount of $58,225 of this Note plus accrued interest of $9,775 was converted into 68,000,000 shares of Common Stock valued at $1,286,400 resulting in a loss of $1,218,400. This note is currently past due and the Company is in discussion with the holder to extend the due date.

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

On April 27, 2020, the Company received a Paycheck Protection Program loan ("PPP Loan") in the principal amount of $50,655 from the US Small Business Administration (“SBA”) as part of the US government’s COVID-19 relief program. This loan accrues interest at the rate of 1% per annum. The Company is obligated to make payments of principal and interest totaling $2,133 each month commencing on November 27, 2020, with any remaining balances due and payable on or before April 27, 2022. The proceeds derived from this loan may only be used for payroll costs, interest on mortgages, rent and utilities (“Admissible Expenses”). In addition, the Paycheck Protection Program provides for conditional loan forgiveness if the Company utilizes at least 75% of the proceeds from the loan to pay Admissible Expenses. On December 15, 2020, the Company applied to the funding bank for forgiveness of this loan per SBA guidance. On December 18, 2020, the Company received notification that the funding bank has approved forgiveness of the loan in its entirety and that it has submitted a request to the SBA for final approval. On February 22, 2021, the funding bank informed the Company that the SBA has fully forgiven the loan.

On June 1, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $42,000 with interest accruing at 8% is due June 1, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. On December 2, 2020, the Company paid off the entire principal balance of this Note, together with accrued interest and prepayment penalties of $13,435 by issuing payment of $55,435.

On June 9, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $37,000 with interest accruing at 8% is due June 9, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. On December 2, 2020, the Company paid off the entire principal balance of this Note, together with accrued interest and prepayment penalties of $11,779 by issuing payment of $48,779.

On July 7, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $48,000 with interest accruing at 8% is due July 7, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on January 3, 2021 which is 180 days after the issuance date.

On July 27, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $102,000 with interest accruing at 8% is due July 27, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on January 23, 2021 which is 180 days after the issuance date.

On August 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $67,000 with interest accruing at 8% is due August 14, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on February 10, 2021 which is 180 days after the issuance date.

On September 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due September 14, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on March 13, 2021 which is 180 days after the issuance date.

On September 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 5% is due September 24, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on March 23, 2021 which is 180 days after the issuance date.

On October 20, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due October 20, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on April 18, 2021 which is 180 days after the issuance date.

On November 19, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 8% is due August 19, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on May 18, 2021 which is 180 days after the issuance date.

On November 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $260,000 with interest accruing at 8% is due November 24, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on May 23, 2021 which is 180 days after the issuance date.

On November 25, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due November 25, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on May 24, 2021 which is 180 days after the issuance date.

On December 2, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $104,215 with interest accruing at 5% is due December 2, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on May 31, 2021 which is 180 days after the issuance date.

At December 31, 2020 and December 31, 2019, total accrued interest on Notes Payable was $24,320 and $21,077, respectively.

Note 9 – Notes Payable - Related Party

Outstanding Notes Payable at December 31, 2020 held by related parties consist of the following:

A Note Payable dated December 31, 2019 held by the CEO of the Company having a Face Value of $128,269 and accruing interest at 12% was due December 31, 2020. On December 31, 2020, the Company renewed the Note together with accrued interest of $15,392 for a 12-month period. The new Note has a face Value of $143,661, accrues interest at 12% per annum, and has a maturity date of December 31, 2021.

Note 10 – Related Party Transactions

In addition to the transactions specified under Note 9 above, during the period ended December 31, 2020, the Directors and Officers of the Company were paid $221,930 in cash. Of this amount, $177,000 was paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by the CEO of the Company. In addition, during the period ended December 31, 2020, the Company issued to its CEO 500,000 shares of Series B Preferred Stock valued at $50,000.

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

Note 11 – Acquisition and Disposition of Atlas Pharma Inc.

On January 1, 2018 the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a privately held Canadian company providing analytical chemistry testing services (“Atlas Business”). The purchase price for the shares was $848,000 Canadian ($676,748 US). The purchase price included cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 50,000 shares of the Company’s Common Stock valued at $238,000, and a promissory note in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum (“Atlas Note”). The following table summarizes the allocation of the purchase price as of the acquisition date:

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

Discontinued Operations Income Statement:

	Audited December 31, 2020	Audited December 31, 2019

Revenues	$0	$119,522
Cost of revenues	0	81,920
Gross profit	0	37,602

General and administrative expenses	0	36,196
Gain (Loss) from operations	0	1,406
Other income (expense) – Interest	0)	(3,518)
Net Income (Loss) from operations	0)	(2,112)

Loss on Disposal	0	(580,125)

Net Income (Loss) from Discontinued Operations	0	(582,237)

The individual assets and liabilities of the discontinued Atlas Business are in the captions "Assets of Discontinued Operation" and "Liabilities of Discontinued Operation" in the Consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheets:

	Audited December 31, 2020	Audited December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable	-	-
Total Current Assets	-	-

Equipment (net of $ 0 and $34,959 depreciation)	-	-
Goodwill	-	-

TOTAL ASSETS	$-	$-

LIABILITIES

Current Liabilities:
Notes payable	-	-
Notes payable - related party	-	-
Related party advances	-	-
Accounts payable & accrued expenses	-	-
Total Current Liabilities	-	-

TOTAL LIABILITIES	$-	$-

Discontinued Operations Cash Flows:

Cash flows used in discontinued operations for the period ended December 31, 2020 and 2019 were $-0-and $8,510, respectively. There were no cash flows used in or provided by investing or financing activities during those periods.

Note 12 – Leases

The Company's arrangement in connection with its office space located in Pointe-Claire, Quebec, Canada has no short-term or long-term asset or liability value.

Note 13 – Subsequent Events

On January 5, 2021, the Company paid off a Note Payable dated July 7, 2020 by issuing cash payment in the amount of $63,271 comprised of $48,000 in principal and $15,271 in accrued interest and prepayment penalties.

On January 12, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 5%. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

On January 12 and 28, and on March 3, 2021, the holder of a Note Payable dated December 31, 2019 elected to convert a total of $53,000 in principal into 53,000,000 shares of Common Stock leaving a principal balance of $11,028.

On January 27, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $300,000 with interest accruing at 5%. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.50 per share.

On January 29, 2021, the holder of a Note Payable dated July 27, 2020 elected to convert the entire principal amount of $102,000 and accrued interest of $4,171 into 5,044,456 shares of Common Stock leaving a balance of $-0-.

On February 12, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $700,000 with interest accruing at 5%. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.60 per share.

On February 22, 2021, the holder of a Note Payable dated August 14, 2020 elected to convert the entire principal amount of $67,000 and accrued interest of $2,680 into 542,173 shares of Common Stock leaving a balance of $-0-.

On February 22, 2021, the funding bank informed the Company that the SBA has fully forgiven the Company's PPP Loan dated April 27, 2020 in the amount of $50,655.

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

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2020, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out in December 2019, management believes that, as of December 31, 2020, our internal control over financial reporting were ineffective based in part on the issues discussed above.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Dr. Steve N. Slilaty	68	President, Chief Executive Officer and Chairman

Dr. Abderrazzak Merzouki	57	Chief Operating Officer and Director

Camille Sebaaly	60	Chief Financial Officer, Secretary and Director

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

There are no family relationships between any of our officers and directors.

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

Code of Ethics

Our board of directors adopted a code of ethics on April 15, 2020. A copy of the same is available on our website at www.sunshinebiopharma.com.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Dr. Steve N. Slilaty
Chief Executive Officer and Director
	2018	85,000(4)	-	200,100(1)	-	285,100
	2019	28,000(4)	-	68,100(2)	-	96,100
	2020	177,000(4)	-	50,000(3)	-	227,000

Camille Sebaaly(6)
Chief Financial Officer and Director	2018	37,500	-	200,100(1)	-	237,600
	2019	25,000	-	68,100(2)	-	93,100
	2020	20,000	-	-	-	20,000

Dr. Abderrazzak Merzouki
Chief Operating Officer and Director	2018	32,415	-	200,100(1)	-	232,515
	2019	19,916	-	68,100(2)	-	88,016
	2020	24,930	-	-	-	24,930

(1)
In 2018, each member of our Board of Directors was issued 67,500 and 95,000 shares of our Common Stock valued at $143,100 and $57,000, respectively.
(2)
In 2019, each member of our Board of Directors was issued 650,000, 1,100,000 and 1,300,000 shares of our Common Stock valued at $24,700, $33,000 and $10,400, respectively.
(3)
In consideration for services valued at $50,000, our CEO was issued 500,000 shares of Series “B” Preferred Stock having 1,000 votes per share. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a stated value of $0.10 per share. This issuance brought the total of Series “B” Preferred Stock held by our CEO to 1,000,000 shares.
(4)
These amounts were paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by our CEO.

Executive compensation and salaries are established by our Board of Directors.  We currently do not have a Compensation Committee but expect to have one in place in the future once we are able to secure adequate funding for our operations.

Employment Agreements

None of our executive officers is party to an employment agreement with us.

Stock Plan

We have not adopted any stock option or other employee compensation plans as of the date of this Report.  We may adopt such plans in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock and Preferred Stock voting with the Common Stock as of the date of this Report by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The information provided is based upon 465,005,925 Common Shares and 1,000,000 Series B Preferred Shares issued and outstanding as of the date of this Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Class	Percent of Voting Shares

Common	Dr. Steve N. Slilaty(1) 579 Rue Lajeunesse Laval, Quebec Canada H7X 3K4	24,204,670(2)	5.21%	1.65%
Series B Preferred		1,000,000(3)	100%	68.26%

Common	Camille Sebaaly(1) 14464 Gouin West, #B Montreal, Quebec Canada H9H 1B1	23,893,086	5.14%	1.63%

Common	Dr. Abderrazzak Merzouki(1) 731 Place de l’Eeau Vive Laval, Quebec Canada H7Y 2E1	23,343,975	5.02%	1.59%

Common	All Officers and Directors As Group (3 persons)	71,441,731	15.36%	73.14%

Series B Preferred		1,000,000(3)	100%	68.26%

(1)
Officer and Director.
(2)
Includes 861,209 shares held in the name of Advanomics Corporation (now known as TRT Pharma Inc.). Dr. Slilaty is an officer, director and principal shareholder of TRT Pharma Inc. and, as a result, controls the disposition of these shares.
(3)
The Series B Preferred shares entitle the holder to 1,000 votes per share. The Series “B” Preferred Stock is non-convertible, non-redeemable, non-retractable and has a superior liquidation value of $0.10 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

A Note Payable dated December 31, 2019 held by our CEO having a Face Value of $128,269 and accruing interest at 12% was due December 31, 2020. On December 31, 2020, we renewed this Note together with accrued interest of $15,392 for a 12-month period. The new Note has a Face Value of $143,661, accrues interest at 12% per annum, and has a maturity date of December 31, 2021.

On January 1, 2018, as part of the acquisition of Atlas Pharma Inc., we issued a Note Payable in the amount of $450,000 Canadian (approximately $358,407 US). The Note was nonconvertible and accrued interest at the rate of 3% per annum. Payments on this note were $10,000 Canadian (approximately $7,800 US) per quarter. Post-acquisition, the holder of this Note stayed on as a director and officer of Atlas Pharma Inc. We disposed of Atlas Pharma Inc. on April 1, 2019 in exchange for this Note.

During the period ended December 31, 2020, our Directors and Officers were paid $221,930 in cash. Of this amount, $177,000 was paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by our CEO. In addition, during the period ended December 31, 2020, we issued to our CEO 500,000 shares of Series B Preferred Stock valued at $50,000. This issuance brought the total number of Series B Preferred Stock held by our CEO to 1,000,000 shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firms

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Audit Fees	$64,800	$64,800
Tax Fees	-	-
All Other Fees	-	-
Total	$64,800	$64,800

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2020 and 2019 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

SUNSHINE BIOPHARMA, INC.

Dated: March 30, 2021	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Principal Executive Officer

/s/ Camille Sebaaly
Camille Sebaaly, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2021.

s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Director

s/ Camille Sebaaly
Camille Sebaaly, Director

s/ Dr. Abderrazzak Merzouki
Dr. Abderrazzak Merzouki, Director