Form 10-Q
period 2021-03-31
Sunshine Biopharma, Inc
filed 2021-05-11
CIK 1402328

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2021

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of May 11, 2021, was 480,505,925 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.
Unaudited Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$1,796,596	$989,888
Accounts receivable	-	1,916
Inventory	26,660	23,771
Prepaid expenses	10,993	2,778
Deposits	7,590	7,590
Total Current Assets	1,841,839	1,025,943

Equipment (net of $54,565 and $51,485 depreciation, respectively)	16,629	19,531
Patents (net of $58,918 amortization and $556,120 impairment)	-	-

TOTAL ASSETS	$1,858,468	$1,045,474

LIABILITIES
Current Liabilities:
Notes payable	521,028	820,454
Notes payable - related party	143,661	143,661
Accounts payable & accrued expenses	148,564	62,870
Interest payable	51,533	24,320
Total Current Liabilities	864,786	1,051,305

Long-term portion of notes payable	2,078,071	949,006

TOTAL LIABILITIES	2,942,857	2,000,311

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, Series B $0.10 par value per share; Authorized 1,000,000 shares;
Issued and outstanding 1,000,000 shares	100,000	100,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares;
Issued and outstanding 465,005,925 and 346,419,296 March 31, 2021 and December 31, 2020, respectively	465,005	346,418

Capital paid in excess of par value	24,759,393	18,820,343
Accumulated comprehensive income	(4,934)	(2,871)
Accumulated (Deficit)	(26,403,853)	(20,218,727)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,084,389)	(954,837)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$1,858,468	$1,045,474

See Accompanying Notes to These Financial Statements

Sunshine Biopharma, Inc.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2021	2020

Sales	$40,058	$11,102
Cost of sales	18,520	3,883
Gross profit	21,538	7,219

General & Administrative Expenses:
Accounting	41,400	-
Consulting	10,893	1,724
Legal	7,117	19,347
Office	39,686	12,129
Officer & director remuneration	1,021,927	3,830
Patenting fees	6,193	4,377
R&D	166,786	-
Depreciation	3,182	3,511
Total General & Administrative Expenses	1,297,184	44,918

Loss from Operations	(1,275,646)	(37,699)

Other Income (Expense):
Foreign exchange	(14)	10,896
Interest expense	(49,711)	(16,356)
Debt release	51,031	-
Loss on debt conversions	(4,910,786)	(51,100)
Total Other Income (Expense)	(4,909,480)	(56,560)

Net Income (Loss) before income taxes	(6,185,126)	(94,259)
Provision for income taxes	-	-
Net Loss	(6,185,126)	(94,259)

Unrealized Loss from foreign exchange translation	(2,063)	(1,341)
Comprehensive Loss	(6,187,189)	(95,600)

Basic Loss per Common Share	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding	438,794,543	37,590,084

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.
Unaudited Consolidated Statements of Cash Flows

	3 Months Ended March 31, 2021	3 Months Ended March 31, 2020

Cash Flows From Operating Activities:
Net Loss	$(6,185,126)	$(94,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,182	3,830
Foreign exchange (gain) loss	14	(10,896)
Stock issued for services	918,000	-
Stock issued for payment interest	6,851	4,486
Loss on debt conversion	4,910,786	51,100
Debt release	(51,031)	-
(Increase) decrease in accounts receivable	1,916	430
(Increase) decrease in inventory	(2,889)	2,198
(Increase) in prepaid expenses	(8,215)	(658)
Increase (decrease) in Accounts Payable & accrued expenses	81,568	1,158
Increase (decrease) in interest payable	27,589	11,577
Net Cash Flows (Used) in Operations	(297,355)	(31,034)

Cash Flows From Investing Activities:
	-	-
Net Cash Flows (Used) in Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	1,150,000	-
Payments of notes payable	(48,000)	-
Net Cash Flows Provided by Financing Activities	1,102,000	-

Cash and Cash Equivalents at Beginning of Period	989,888	40,501
Net increase (decrease) in cash and cash equivalents	804,645	(31,034)
Foreign currency translation adjustment	2,063	1,341
Cash and Cash Equivalents at End of Period	$1,796,596	$10,808

Supplementary Disclosure of Cash Flow Information:	-
Stock issued for note conversions including interest	$5,139,637	$122,379
Cash paid for interest	$15,271	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes to These Financial Statements

Sunshine Biopharma, Inc.
Unaudited Consolidated Statement of Shareholders' Equity

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number of Preferred Shares Issued	Preferred Stock	Comprehensive Income	Accumulated Deficit	Total

Balance December 31, 2019	35,319,990	35,320	16,616,426	500,000	50,000	(2,495)	(17,434,636)	(735,385)

Common Stock issued for the reduction of notes payable
and payment of interest	24,355,427	24,355	98,024					122,379

Net Loss						(1,341)	(94,259)	(95,600)

Balance at March 31, 2020	59,675,417	$59,675	$16,714,450	500,000	$50,000	$(3,836)	$(17,528,895)	(708,606)

Balance December 31, 2020	346,419,296	346,418	18,820,343	1,000,000	100,000	(2,871)	(20,218,727)	(954,837)

Common Stock issued for the reduction of notes payable
and payment of interest	58,586,629	58,587	5,081,050					5,139,637

Common stock issued for services	60,000,000	60,000	858,000					918,000

Net Loss						(2,063)	(6,185,126)	(6,187,189)

Balance at March 31, 2021	465,005,925	$465,005	$24,759,393	1,000,000	$100,000	$(4,934)	$(26,403,853)	(1,084,389)

See Accompanying Notes to These Financial Statements

Sunshine Biopharma, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Three Month Interim Periods Ended March 31, 2021 and 2020

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

In October 2012, the Company published the results of its initial preclinical studies of Adva-27a in the peer-reviewed journal, ANTICANCER RESEARCH. The studies were conducted in collaboration with Binghamton University, a State University of New York, and Ecole Polytechnique, Universite de Montreal. The publication is entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” [ANTICANCER RESEARCH Volume 32, Pages 4423-4432 (2012)].

In July 2014, the Company formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Sunshine Canada has transitioned its focus to the development and marketing of Science-Based Nutritional Supplements.

In December 2015, the Company acquired all worldwide issued (US Patent Number 8,236,935, and 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound from Advanomics Corporation, a related party, and terminated the License Agreement. In 2016, the remaining value of these patents was impaired. The Company is however continuing development of the Adva-27a anticancer drug covered by these patents.

In March 2018, the Company formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of the Company’s interest in the Adva27a anticancer drug to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

In December 2018, the Company launched its first Science-Based Nutritional Supplements product, Essential-9tm, an over-the-counter tablet comprised of the nine (9) essential amino acids that the human body cannot make. Essential-9tm has been authorized for marketing by Health Canada under NPN 80089663.

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its Common Stock, reducing the issued and outstanding shares of Common Stock from 1,713,046,242 to 85,652,400 (the “First Reverse Stock Split”). The Company’s authorized capital of Common Stock remained as previously established at 3,000,000,000 shares.

In November 2019, the Company received Health Canada approval for a new Calcium-Vitamin D supplement. Health Canada issued NPN 80093432 through which it authorized the Company to manufacture and sell the new Calcium-Vitamin D supplement under the brand name “Essential Calcium-Vitamin-Dtm.

Effective April 6, 2020, the Company completed another 20 to 1 reverse split of its Common Stock, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417 (the “Second Reverse Stock Split”). The number of Common Shares authorized for issuance remained as previously established at 3,000,000,000 shares. All references to the Company’s Common Stock in this Report, including the Company's financial statements reflect both the First and Second Reverse Stock Split on a retroactive basis.

On May 22, 2020, the Company filed a patent application in the United States for a new treatment for Coronavirus infections. The Company’s patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro, an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020. On April 30, 2021, the Company filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro. The priority date of May 22, 2020 has been maintained in the newly filed PCT application.

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

On September 8, 2020, the Company executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who has agreed to provide the Company with a minimum of $2 million in convertible debt financing during the ensuing three to six month period pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes bear interest at the rate of 5% per annum and are fully convertible into shares of the Company’s Common Stock at a conversion price equal to the market value of the Company’s Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. The Company has the right to pay off all or any part of the Promissory Notes at any time without penalty. As of March 31, 2021, the Company has received a total of $2,054,000 in funding under this agreement.

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

On January 26, 2021, the Company received a Notice of Allowances from the Canadian Intellectual Property Office for a new patent application covering Adva-27a. The newly issued patent contains new subject matter and extends the proprietary protection of Adva-27a in Canada until 2033.

On February 4, 2021, the Company entered into an exclusive license agreement with the University of Georgia (“UGA”) for two Anti-Coronavirus compounds which UGA had previously developed and patented. The Company and UGA will advance the development of these two compounds in parallel with the Company’s own Anti-Coronavirus compound, SBFM-PL4.

On March 1, 2021, the Company launched a new eCommerce website, Nutrition.SushineBiopharma.com. The site offers over 20 Science-Based Nutritional Supplements products ranging from essential amino acids and rich protein powders to balanced vitamins and crucial micronutrients. All of the Company’s Science-Based Nutritional Supplements are manufactured and tested in Canada under GMP conditions.

On March 9, 2021, the Company received a Notice of Allowance from the European Patent Office for a new patent application covering Adva-27a. The newly issued patent contains new subject matter and extends the proprietary protection of Adva-27a in Europe until 2033. The equivalent patent in the United States was issued in 2019 (US Patent Number 10,272,065).

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three month period ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021. These financial statements should be read in conjunction with that report.

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

Note 2 – Going Concern and Liquidity

As of March 31, 2021 and December 31, 2020, the Company had $1,796,596 and $989,888 in cash on hand, respectively, and limited revenue-producing business. Additionally, as of March 31, 2021 and December 31, 2020, the outstanding liabilities of the Company totaled $2,942,857 and $2,000,311, respectively. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The consolidated financial statements included in this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Based on past experience, the Company believes that it will be able to raise the necessary capital through debt and equity issuances to fund ongoing operating expenses. The consolidated financial statements included in this Report do not include any adjustments that may result from the outcome of any going concern uncertainty.

There is no assurance that these events will be satisfactorily completed. Any issuance of convertible debt or equity securities, if accomplished, could cause substantial dilution to existing stockholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

Note 3 – Notes Payable

The Company’s Notes Payable at March 31, 2021 consisted of the following:

A Note Payable dated December 31, 2018 having a Face Value of $136,744 and accruing interest at 12% was due December 31, 2019. On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, the Company renewed the remaining principal balance of this Note, together with accrued interest of $15,509 for a 12-month period. The new Note has a Face Value of $122,253 and accrues interest at 12%. This Note matured on December 31, 2020. On August 27, 2020, the holder of this Note transferred all of its interest therein to a third party and on September 4, 2020, the Company agreed to render the Note convertible at $0.001 per share. Through March 31, 2021, an aggregate principal amount of $111,225 of this Note plus accrued interest of $9,775 was converted into 121,000,000 shares of Common Stock valued at $5,822,600 resulting in a loss of $5,701,600. The remaining principal balance of $11,028 of this Note is currently past due and the Company is in discussion with the holder to extend the due date.

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

On July 7, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $48,000 with interest accruing at 8% is due July 7, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. On January 5, 2021, the Company paid off the entire principal balance of this Note, together with accrued interest and prepayment penalties of $15,271 by issuing cash payment of $63,271.

On July 27, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $102,000 with interest accruing at 8% is due July 27, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. On January 29, 2021, the entire principal amount of $102,000 of this Note plus accrued interest of $4,171 was converted into 5,044,456 shares of Common Stock valued at $484,268 resulting in a loss of $378,097.

On August 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $67,000 with interest accruing at 8% is due August 14, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. On February 22, 2021, the entire principal amount of $67,000 of this Note plus accrued interest of $2,680 was converted into 542,173 shares of Common Stock valued at $119,169 resulting in a loss of $49,489.

On September 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due September 14, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date of March 13, 2021 which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on March 13, 2021.

On September 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 5% is due September 24, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date on March 23, 2021 which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on March 13, 2021.

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

On January 12, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 5% is due January 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date of July 11, 2021 which is 180 days after the issuance date.

On January 27, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $300,000 with interest accruing at 5% is due January 27, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.50 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date of July 26, 2021 which is 180 days after the issuance date.

On February 12, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $700,000 with interest accruing at 5% is due February 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.60 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date of August  11, 2021 which is 180 days after the issuance date.

At March 31, 2021 and December 31, 2020, total accrued interest on Notes Payable was $51,533 and $24,320, respectively.

Note 4 – Notes Payable - Related Party

Outstanding Notes Payable at March 31, 2021 held by related parties consist of the following:

A Note Payable dated December 31, 2019 held by the CEO of the Company having a Face Value of $128,269 and accruing interest at 12% was due December 31, 2020. On December 31, 2020, the Company renewed the Note together with accrued interest of $15,392 for a 12-month period. The new Note has a face Value of $143,661, accrues interest at 12% per annum, and has a maturity date of December 31, 2021.

Note 5 – Shareholders’ Equity

During the three months ended March 31, 2021 the Company issued a total of 58,586,629 shares of Common Stock for the conversion of outstanding notes payable, reducing the debt by $222,000 and interest payable by $6,851 and generating a loss on conversion of $4,910,786. In addition, the Company issued 60,000,000 shares of Common Stock valued at $918,000 to its Officers and Directors as compensation for their services to the Company.

The Company declared no dividends through March 31, 2021.

Note 6 – Related Party Transactions

In addition to the related party transaction detailed in Note 4 above, the Company paid its Officers and Directors cash compensation totaling $103,927 and $3,830 for the three months ended March 31, 2021 and 2020, respectively. Of these amounts, $50,000 and $177,000 was paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by the CEO of the Company, respectively. In addition, the Company issued 60,000,000 shares of Common Stock valued at $918,000 to its Officers and Directors during the three months ended March 31, 2021.

Note 7 – Subsequent Events

On April 5, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $330,000 with interest accruing at 10%. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market.

On April 20, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% is due April 20, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

On April 22, 2021, the holder of a Note Payable dated December 31, 2019 elected to convert a total of $11,028 in principal and $4,472 in accrued interest into 15,500,000 shares of Common Stock leaving a principal balance of $-0-.

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

In October 2009, we acquired Sunshine Biopharma, Inc., a Colorado corporation holding an exclusive license (the “License”) to a new anticancer drug bearing the laboratory name, Adva-27a. As a result of this transaction we changed our name to “Sunshine Biopharma, Inc.” and our officers and directors resigned their positions with us and were replaced by Sunshine Biopharma, Inc.’s management at the time, including our current CEO, Dr. Steve N. Slilaty, and our current CFO, Camille Sebaaly. Our principal business became that of a pharmaceutical company focusing on the development of our licensed Adva-27a anticancer compound. In December 2015 we acquired all issued and pending patents pertaining to our Adva-27a technology and terminated the License.

In October 2012, we published the results of our initial preclinical studies of Adva-27a in the peer-reviewed journal, ANTICANCER RESEARCH. The preclinical studies were conducted in collaboration with Binghamton University, a State University of New York, and Ecole Polytechnique, Universite de Montreal. The publication is entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” [ANTICANCER RESEARCH Volume 32, Pages 4423-4432 (2012)].

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Sunshine Canada has recently transitioned its focus to the development and marketing of Science-Based Nutritional Supplements.

In March 2018, we formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation, and assigned all of our interest in our Adva-27a anticancer compound to that company. NOX Pharmaceuticals, Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

In December 2018, we completed the development of our first Science-Based Nutritional Supplements product, Essential-9tm. This new supplement is an over-the-counter tablet comprised of the nine (9) amino acids which the human body cannot make. Essential-9tm has been authorized for marketing by Health Canada under NPN 80089663. On March 12, 2019, Essential-9tm became available for sale on Amazon.ca and shortly thereafter on Amazon.com.

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

On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections, including COVID-19. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease (Mpro), an enzyme that is essential for viral replication. The small molecules covered by the patent application were computer modelled and designed by Dr. Steve N. Slilaty, our CEO. The patent application has a priority date of May 22, 2020. On April 30, 2021, we filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro. The priority date of May 22, 2020 has been maintained in the newly filed PCT application.

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

On September 8, 2020, we executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who agreed to provide us with a minimum of $2 million in convertible debt financing during the ensuing three to six month period pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). As of the date of this Report, we have received a total of $2,554,000 in funding under this agreement. The Promissory Notes bear interest at the rate of 5% per annum and are fully convertible into shares of our Common Stock at a conversion price equal to the market value of our Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. We have the right under these Promissory Notes to pay off all or any part of the Promissory Notes at any time without penalty.

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

On January 26, 2021, we received a Notice of Allowances from the Canadian Intellectual Property Office for a new patent application covering Adva-27a. The newly issued patent contains new subject matter and extends the proprietary protection of Adva-27a in Canada until 2033.

On February 4, 2021, we entered into an exclusive license agreement with the University of Georgia (“UGA”) for two Anti-Coronavirus compounds which UGA had previously developed and patented. In collaboration with UGA, we will advance the development of these two compounds in parallel with our own Anti-Coronavirus compound, SBFM-PL4.

On March 1, 2021, we launched a new eCommerce website, Nutrition.SushineBiopharma.com. The site has over 20 products ranging from essential amino acids and rich protein powders to balanced vitamins and crucial micronutrients. All of our science-based nutritional supplements are manufactured and tested in Canada under GMP conditions.

On March 9, 2021, we received a Notice of Allowance from the European Patent Office for a new patent application covering Adva-27a. The newly issued patent contains new subject matter and extends the proprietary protection of Adva-27a in Europe until 2033. The equivalent patent in the United States was issued in 2019 (US Patent Number 10,272,065).

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. Our phone number is (514) 426-6161 and our website address is www.sunshinebiopharma.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Plan of Operation

Despite the fact that we now are generating revenues, we have elected to include a Plan of Operation to discuss our ongoing research and development activities relating to our proprietary drug development operations, as well as our other business activities.

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

Figure 3

Generic Pharmaceuticals Operations

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. Due to unfavorable evolution of the generic drugs marketplace, Sunshine Canada has recently terminated its Generic Pharmaceuticals Operations and shifted its focus to the development and marketing of Science-Based Nutritional Supplements.

Science-Based Nutritional Supplements Operations

In December 2018, we completed the development of Essential 9™, the first in a line of essential micronutrients products that we are planning to launch. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9™ product. Our Essential 9™ nutritional supplement tablets contain a balanced formula of the 9 Essential Amino Acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Sunshine Biopharma’s Essential 9™ provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. Essential 9™ is currently available on Amazon.com and Amazon.ca. Figure 4 below shows our 60-Tablet Essential 9™ product.

Figure 4

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

On March 1, 2021, we launched a new eCommerce website, Nutrition.SushineBiopharma.com. The site has over 20 products including Essential 9tm and Essential Calcium-Vitamin D™. All of our Science-Based Nutritional Supplements are manufactured and tested in Canada under GMP conditions.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

During the three months ended March 31, 2021, we generated $40,058 in revenues, compared to $11,102 in revenues for the same three month period in 2020, an increase of $28,956. The increase is attributable an enhanced advertising campaign we undertook in 2021. All of these revenues were generated from our new Science-Based Nutritional Supplements Operations which we launched in March 2019. The direct cost for generating these revenues was $18,520 (46%) for the period ended March 31, 2021, compared to $3,883 (35%) for the same period in 2020. The increase in the cost of goods sold in 2021 is due to increased manufacturing cost. Our gross profit increased to $21,538 for the period ended March 31, 2021, compared to a gross profit of $7,219 for the same period in 2020.

General and Administrative expenses during the three month period ended March 31, 2021 were $1,297,184, compared to General and Administrative expense of $44,918 incurred during the three month period ended March 31, 2020, an increase of $1,252,266. Nearly all categories of our General and Administrative expenses saw an increase during the three month period ended March 31, 2021, compared to the same period in 2020. Specifically, the increases included accounting fees by $41,400, consulting fees by $9,169, office expenses by $27,557, officer and director compensation by $1,018,097, patenting fees by $1,816, and R&D by $166,786. These increases were due to expansion of our drug development and nutritional supplements operations. Overall, we incurred a loss of $1,275,646 from our operations in the three month period ended March 31, 2021, compared to a loss of $37,699 in the similar period of 2020.

In addition, we incurred $49,711 in interest expense during the three months ended March 31, 2021, compared to $16,356 in interest expense during the similar period in 2020. We also incurred $4,910,786 in losses arising from debt conversion during the three months ended March 31, 2021, compared to $51,100 in losses from debt conversion during the similar period in 2020. These increases were due to increased borrowings to fund our expanded drug development and nutritional supplements operations.

As a result, we incurred a net loss of $6,185,126 ($0.01 per share) for the three month period ended March 31, 2021, compared to a net loss of $95,600 ($0.00 per share) during the three month period ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash or cash equivalents of $1,796,596.

As discussed in Note 2 to the consolidated financial statements included in this Report for going concern, we have incurred significant continuing losses in 2021 and 2020. Our total accumulated deficits as of March 31, 2021 and December 31, 2020 were $26.4 million and $20.2 million, respectively. Our ability to continue operating is highly dependent upon continued funding from the debt and equity markets. Based on past experience, we believe that we will be able to raise the necessary capital to continue operations. Our historical and ongoing dependence on proceeds from debt and/or equity issuances to fund operating expenses could raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Report have been prepared assuming that our Company will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.

Net cash used in operating activities was $297,355 during the three month period ended March 31, 2021, compared to $31,034 for the three month period ended March 31, 2020.  We anticipate that overhead costs and other expenses will increase in the future as we move forward with our Proprietary Drug Development activities and our Science-Based Nutritional Supplements operations discussed above.

Cash flows provided by financing activities were $1,102,000 for the three month periods ended March 31, 2021, compared to $-0- during the three months ended March 31, 2020.  Cash flows used in investing activities were $-0- for both, the three month period ended March 31, 2021 and the same three month period ended in 2020.

During the three month period ended March 31, 2021, we issued a total of 58,586,629 shares of our Common Stock valued at $5,139,637 for the conversion of outstanding notes payable, reducing debt by $222,000 and interest payable by $6,851 and generating a loss on conversion of $4,910,786.

During the three months ended March 31, 2020, we issued a total of 24,355,427 shares of our Common Stock valued at $122,379 for the conversion of outstanding notes payable, reducing the debt by $66,500 and interest payable by $4,486 and generating a loss on conversion of $51,393.

During the three months ended March 31, 2021, we did not sell any of our capital stock for cash; however we entered into three (3) new debt arrangements, including the following:

●
On January 12, 2021, we received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 5% is due January 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.60 per share.

●
On January 27, 2021, we received monies in exchange for a Note Payable having a Face Value of $300,000 with interest accruing at 5% is due January 27, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.50 per share.

●
On February 12, 2021, we received monies in exchange for a Note Payable having a Face Value of $700,000 with interest accruing at 5% is due February 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.60 per share.

On September 8, 2020, we executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who agreed to provide us with a minimum of $2 million in convertible debt financing during the ensuing three to six month period pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). As of the date of this Report, we have received a total of $2,554,000 in funding under this agreement. The Promissory Notes bear interest at the rate of 5% per annum and are fully convertible into shares of our Common Stock at a conversion price equal to the market value of our Common Stock on the applicable conversion date or $0.30 per share, whichever is greater. The Promissory Notes have a maturity date of two years from the date of issuance and must be fully converted on or before the maturity date. We have the right under these Promissory Notes to pay off all or any part of the Promissory Notes at any time without penalty.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. As a result, our future success will depend on the future availability of financing, among other things. Such financing will be required to enable us to actualize our Drug Development program and further develop our Science-Based Nutritional Supplements operation. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $20 million (approximately $18 million for our Proprietary Drug Development projects and $2 million for our Science-Based Nutritional Supplements operations) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Subsequent Events

On April 5, 2021, we received monies in exchange for a Note Payable having a Face Value of $330,000 with interest accruing at 10%. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market.

On April 20, 2021, we received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% is due April 20, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

On April 22, 2021, the holder of a Note Payable dated December 31, 2019 elected to convert a total of $11,028 in principal and $4,472 in accrued interest into 15,500,000 shares of Common Stock leaving a principal balance of $-0-.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2021, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the three month period ended March 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2021, we issued a total of 58,586,629 shares of our Common Stock valued at $5,139,637 for the conversion of outstanding notes payable, reducing debt by $222,000 and interest payable by $6,851 and generating a loss on conversion of $4,910,786.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2021.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer