Form 10-Q
period 2021-06-30
Sunshine Biopharma, Inc
filed 2021-08-09
CIK 1402328

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 000-52898

SUNSHINE BIOPHARMA, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

6500 Trans-Canada Highway

4th Floor

Pointe-Claire, Quebec, Canada H9R 0A5

 (Address of principal executive offices)

(514) 426-6161

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of August 9, 2021, was 510,093,265 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

Unaudited Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020

ASSETS

Current Assets:
Cash and cash equivalents	$1,735,094	$989,888
Accounts receivable	–	1,916
Inventory	45,217	23,771
Prepaid expenses	15,685	2,778
Deposits	7,590	7,590
Total Current Assets	1,803,586	1,025,943

Other Assets:
Equipment (net of $57,924 and $51,485 depreciation, respectively)	13,482	19,531
Patents (net of $58,918 amortization and $556,120 impairment)	–	–
Total Other Assets	13,482	19,531

TOTAL ASSETS	$1,817,068	$1,045,474

LIABILITIES

Current Liabilities:
Notes payable	$330,000	$820,454
Notes payable - related party	143,661	143,661
Accounts payable & accrued expenses	103,190	62,870
Interest payable	58,712	24,320
Total Current Liabilities	635,563	1,051,305

Long-Term Liabilities:
Long-term portion of notes payable	2,054,215	949,006
Total Long-Term Liabilities	2,054,215	949,006

TOTAL LIABILITIES	2,689,778	2,000,311

COMMITMENTS AND CONTINGENCIES	–	–

SHAREHOLDERS' DEFICIT
Preferred Stock, Series B $0.10 par value per share; Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	100,000	100,000
Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares; Issued and outstanding 486,093,265 and 346,419,296 March 31, 2021 and December 31, 2020, respectively	486,092	346,418
Capital paid in excess of par value	27,835,741	18,820,343
Accumulated comprehensive income	(11,636)	(2,871)
Accumulated (Deficit)	(29,282,907)	(20,218,727)

TOTAL SHAREHOLDERS' DEFICIT	(872,710)	(954,837)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,817,068	$1,045,474

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Sales	$52,874	$15,145	$92,932	$26,247
Cost of sales	18,515	5,161	37,035	9,044
Gross Profit	34,359	9,984	55,897	17,203

General & Administrative Expenses:
Accounting	19,800	37,200	61,200	37,200
Consulting	21,677	2,184	32,570	3,908
Legal	95,034	20,351	102,151	44,075
Office	61,117	23,327	100,803	35,456
Officer & director remuneration	22,000	52,000	1,043,927	55,830
Patent fees	8,377	–	14,570	–
R&D	191,760	–	358,546	–
Depreciation	3,192	3,491	6,374	7,002
Total General & Administrative Expenses	422,957	138,553	1,720,141	183,471

Loss from Operations	(388,598)	(128,569)	(1,664,244)	(166,268)

Other Income (Expenses):
Foreign exchange (loss)	8	(2,894)	(6)	8,002
Interest expense	(195,630)	(24,219)	(245,341)	(40,575)
Miscellaneous income	–	3,000	–	3,000
Interest income	2	–	2	–
Debt release	221	1,259	51,252	1,552
Loss on debt conversions	(2,295,057)	(756,021)	(7,205,843)	(807,414)
Total Other Income (Expenses)	(2,490,456)	(778,875)	(7,399,936)	(835,435)

Net (loss) before income taxes	(2,879,054)	(907,444)	(9,064,180)	(1,001,703)
Provision for income taxes	–	–	–	–
Net Loss	(2,879,054)	(907,444)	(9,064,180)	(1,001,703)

Comprehensive Income (Loss):
Unrealized income (loss) from foreign exchange translation	(6,702)	476	(8,765)	(865)
Comprehensive (Loss)	(2,885,756)	(906,968)	(9,072,945)	(1,002,568)

Basic Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding	478,520,336	153,069,298	458,767,179	101,111,514

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	6 Months Ended	6 Months Ended
	June 30, 2021	June 30, 2020

Cash Flows From Operating Activities:
Net Loss	$(9,064,180)	$(1,001,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,374	7,002
Foreign exchange (gain) loss	(6)	(8,002)
Stock issued for services	918,000	50,000
Stock issued for payment interest	38,422	32,766
Loss on debt conversion	7,205,843	807,414
Debt & interest release	(51,252)	(1,552)
(Increase) decrease in accounts receivable	1,916	430
(Increase) decrease in inventory	(27,736)	(666)
(Increase) in prepaid expenses	(12,907)	(1,151)
Increase (decrease) in Accounts Payable & accrued expenses	35,524	(3,594)
Increase (decrease) in interest payable	33,795	6,006
Net Cash Flows Used in Operating Activities	(916,207)	(113,050)

Cash Flows From Financing Activities:
Proceeds from notes payable	1,918,500	155,007
Note payable to pay fees	61,500	4,000
Payments of notes payable	(327,352)	–
Net Cash Flows Provided by Financing Activities	1,652,648	159,007

Cash and Cash Equivalents at Beginning of Period	989,888	40,501
Net Increase In Cash and cash equivalents	736,441	45,957
Foreign currency translation adjustment	8,765	(865)
Cash and Cash Equivalents at End of Period	$1,735,094	$85,593

Supplementary Disclosure of Cash Flow Information:
Stock issued for note conversions including interest	$8,237,072	$807,909
Cash paid for interest	$142,152	$–
Cash paid for income taxes	$–	$–

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Unaudited Condensed Consolidated Statement of Shareholders' Equity

				Number Of
	Number Of		Capital Paid	Preferred
	Common	Common	in Excess	Shares	Preferred	Comprehensive	Accumulated
	Shares Issued	Stock	of Par Value	Issued	Stock	Income	Deficit	Total
Three Month Period
Balance March 31, 2021	465,005,925	465,005	24,759,393	1,000,000	100,000	(4,934)	(26,403,853)	(1,084,389)

Common stock issued for the reduction of notes payable and payment of interest	21,087,340	21,087	3,076,348					3,097,435

Net Loss					-	(6,702)	(2,879,054)	(2,885,756)

Balance at June 30, 2021	486,093,265	$486,092	$27,835,741	1,000,000	$100,000	$(11,636)	$(29,282,907)	(872,710)

Six Month Period
Balance December 31, 2020	346,419,296	346,418	18,820,343	1,000,000	100,000	(2,871)	(20,218,727)	(954,837)

Common stock issued for the reduction of note payable and payment of interest	79,673,969	79,674	8,157,398					8,237,072

Common stock issued for services	60,000,000	60,000	858,000			–		918,000
						–
Net Loss					-	(8,765)	(9,064,180)	(9,072,945)

Balance at June 30, 2021	486,093,265	$486,092	$27,835,741	1,000,000	$100,000	$(11,636)	$(29,282,907)	(872,710)

Three Months Period
March 31, 2020	59,675,417	59,675	16,714,450	500,000	50,000	(3,836)	(17,528,895)	(708,606)

Common stock issued for the reduction of note payable and payment of interest	210,145,831	210,145	828,166					1,038,311

Preferred stock issued for services				500,000	50,000			50,000

Net Loss						476	(907,444)	(906,968)

Balance at June 30, 2020	269,821,248	$269,820	$17,542,616	1,000,000	$100,000	$(3,360)	$(18,436,339)	(527,263)

Six Months Period
Balance December 31, 2019	35,319,990	35,320	16,616,426	500,000	50,000	(2,495)	(17,434,636)	(735,385)

Common stock issued for the reduction of note payable and payment of interest	234,501,258	234,500	926,190					1,160,690

Preferred stock issued for services				500,000	50,000			50,000

Net Loss						(865)	(1,001,703)	(1,002,568)

Balance at June 30, 2020	269,821,248	$269,820	$17,542,616	1,000,000	$100,000	$(3,360)	$(18,436,339)	(527,263)

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Month Interim Periods Ended June 30, 2021 and 2020

Note 1 – Nature of Business and Basis of Presentation

Sunshine Biopharma, Inc. (the "Company") was originally incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Until October 2009, the Company was operating as a business consultancy firm.

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

In March 2018, the Company formed NOX Pharmaceuticals, Inc., a wholly owned Colorado corporation and assigned all of the Company’s interest in the Adva-27a anticancer drug to that company. NOX Pharmaceuticals Inc.’s mission is to research, develop and commercialize proprietary drugs including Adva-27a.

In December 2018, the Company launched its first Science-Based Nutritional Supplements product, Essential 9™, an over-the-counter tablet comprised of the nine (9) essential amino acids that the human body cannot make. Essential 9™ has been authorized for marketing by Health Canada under NPN 80089663.

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

On May 22, 2020, the Company filed a provisional patent application in the United States for a new treatment for Coronavirus infections. The Company’s patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro, an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020. On April 30, 2021, the Company filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro. The priority date of May 22, 2020 has been maintained in the newly filed PCT application.

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

On September 8, 2020, the Company executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, (“RB Capital”) who agreed to provide the Company with a minimum of $2 million in convertible debt financing during the ensuing three to six month period pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes bear interest at the rate of 5% per annum and have a maturity date of two years from the date of issuance. The Company has the right to pay off all or any part of the Promissory Notes at any time without penalty. As of June 30, 2021, the Company has received a total of $2,554,000 in funding under this agreement.

Effective October 6, 2020, the Company entered into a Research Agreement (the “Agreement”) with the University of Georgia Research Foundation, Inc. (“UGARF”), representing the University of Georgia (“UGA”). The purpose of the Agreement is to memorialize the terms of the Company working together with UGA to conduct the necessary research and development to advance the Company’s Anti-Coronavirus lead compound, SBFM-PL4 (or derivatives thereof) through various stages of preclinical development, animal studies and clinical trials for Coronavirus infections. The Agreement grants the Company an exclusive worldwide license for all of the intellectual property developed by UGA, whether developed alone or jointly with the Company.

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

Impact of Coronavirus (COVID-19) Pandemic

In March 2020, the World Health Organization declared Coronavirus and its associated disease, COVID-19, a global pandemic. Conditions surrounding the Coronavirus outbreak have been and are continuing to evolve rapidly. Government authorities in the U.S. and around the world have implemented emergency measures to mitigate the spread of the virus. The outbreak and related mitigation measures have had and will continue to have a material adverse impact on the world economies and the Company's business activities. It is not possible for the Company to predict the duration or magnitude of the adverse conditions of the outbreak and their effects on the Company’s business or ability to raise funds. No adjustments have been made to the amounts reported in the Company's financial statements as a result of this matter.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and six month periods ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021. These financial statements should be read in conjunction with that report.

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company believes the adoption will modify the way the Company analyzes financial instruments, but it does not anticipate a material impact on results of operations. The Company is in the process of determining the effects adoption will have on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is evaluating the impact of this guidance on its unaudited consolidated financial statements.

Note 2 – Going Concern and Liquidity

As of June 30, 2021 and December 31, 2020, the Company had $1,735,094 and $989,888 in cash on hand, respectively, and limited revenue-producing business. Additionally, as of June 30, 2021 and December 31, 2020, the outstanding liabilities of the Company totaled $2,689,778 and $2,000,311, respectively. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

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

Note 3 – Notes Payable

The Company’s Notes Payable at June 30, 2021 consisted of the following:

A Note Payable dated December 31, 2018 having a Face Value of $136,744 and accruing interest at 12% was due December 31, 2019. On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, the Company renewed the remaining principal balance of this Note, together with accrued interest of $15,509 for a 12-month period. The new Note has a Face Value of $122,253 and accrues interest at 12%. This Note matured on December 31, 2020. On August 27, 2020, the holder of this Note transferred all of its interest therein to RB Capital and in connection with a financing agreement with RB Capital, the Company agreed to render the Note convertible at $0.001 per share. Through June 30, 2021, the entire principal amount of $122,253 of this Note and all accrued interest of $14,247 was converted into 136,500,000 shares of Common Stock valued at $7,884,100 resulting in a loss of $7,747,600.

On April 17, 2020, the Company’s Canadian subsidiary received a CEBA Loan (Canada Emergency Business Account Loan) from CIBC (Canadian Imperial Bank of Commerce) in the principal amount of $40,000 Canadian ($29,352 US) as part of the Canadian government’s COVID-19 relief program. The CEBA Loan is non-interest bearing if repaid on or before December 31, 2022 (the “Termination Date”). The CEBA Loan is considered repaid in full if the borrower repays 75% of the Principal Amount on or before the Termination Date. On June 15, 2021, the Company paid 75% of this loan and the remaining 25% was forgiven.

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

On September 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due September 14, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On June 2, 2021, the entire principal amount of $250,000 of this Note plus all accrued interest of $8,850 converted into 862,833 shares of Common Stock valued at $170,841 resulting in a gain of $88,009.

On September 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $50,000 with interest accruing at 5% is due September 24, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date on March 23, 2021 which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on June 30, 2021.

On October 20, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due October 20, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On June 2, 2021, the entire principal amount of $250,000 of this Note plus all accrued interest of $7,600 was converted into 858,666 shares of Common Stock valued at $170,016 resulting in a gain of $87,584.

On November 19, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 8% is due August 19, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value. On May 19, 2021, the Company paid off the entire principal balance of this Note, together with accrued interest and prepayment penalties of $126,881 by issuing cash payment of $376,881.

On November 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $260,000 with interest accruing at 8% is due November 24, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. On June 1, 2021, the entire principal amount of $260,000 of this Note plus all accrued interest of $10,428 was converted into 3,865,841 shares of Common Stock valued at $695,078 resulting in a loss of $424,650.

On November 25, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due November 25, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date on May 24, 2021, which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on June 30, 2021.

On December 2, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $104,215 with interest accruing at 5% is due December 2, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date on May 31, 2021, which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on June 30, 2021.

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

On April 5, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $330,000 with interest accruing at 10% is due January 5, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price of $0.30 per share or 35% below market value, whichever is lower. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on October 2, 2021 which is 180 days after the issuance date.

On April 20, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% is due February April 20, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date of October 17, 2021 which is 180 days after the issuance date.

At June 30, 2021 and December 31, 2020, total accrued interest on Notes Payable was $58,712 and $24,320, respectively.

Note 4 – Notes Payable - Related Party

Outstanding Notes Payable at June 30, 2021 held by related parties consist of the following:

A Note Payable dated December 31, 2019 held by the CEO of the Company having a Face Value of $128,269 and accruing interest at 12% was due December 31, 2020. On December 31, 2020, the Company renewed the Note together with accrued interest of $15,392 for a 12-month period. The new Note has a face Value of $143,661, accrues interest at 12% per annum, and has a maturity date of December 31, 2021.

Note 5 – Shareholders’ Equity

During the six months ended June 30, 2021 the Company issued a total of 79,673,969 shares of Common Stock for the conversion of outstanding notes payable, reducing the debt by $993,028 and interest payable by $38,021 and generating a loss on conversion of $7,205,843. In addition, the Company issued 60,000,000 shares of Common Stock valued at $918,000 to its Officers and Directors as compensation for their services to the Company.

The Company declared no dividends through June 30, 2021.

Note 6 – Related Party Transactions

In addition to the related party transaction detailed in Note 4 above, the Company paid its Officers and Directors cash compensation totaling $125,927 and $55,830 for the six months ended June 30, 2021 and 2020, respectively. Of these amounts, $52,000 was paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by the CEO of the Company. In addition, the Company issued 60,000,000 shares of Common Stock valued at $918,000 to its Officers and Directors during the six months ended June 30, 2021.

Note 7 – Subsequent Events

On July 6, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $900,000 with interest accruing at 5% is due July 6, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. In connection with this debt financing, the Company agreed to allow the lender, who is also the holder of a Note Payable dated November 25, 2020 (the “November Note”), to convert a total of $240,000 in principal amount of November Note into 24,000,000 shares of Common Stock leaving a principal balance of $10,000 and accrued interest of $7,750. On July 6, 2021, the Company paid off the remaining principal balance of this Note and secured forgiveness of the accrued interest.

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

On September 8, 2020, we executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who agreed to provide us with a minimum of $2 million in convertible debt financing during the ensuing three to six month period pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes bear interest at the rate of 5% per annum and have a maturity date of two years from the date of issuance. We have the right to pay off all or any part of the Promissory Notes at any time without penalty. As of June 30, 2021, the Company has received a total of $2,554,000 in funding under this agreement.

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

On February 4, 2021, we entered into an exclusive license agreement with the University of Georgia (“UGA”) for two Anti-Coronavirus compounds which UGA had previously developed and patented. In collaboration with UGA, we are currently advancing the development of these two compounds in parallel with our own Anti-Coronavirus compound, SBFM-PL4.

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

Figure 2

Our preclinical studies to date have shown that:

●	Adva-27a is effective at killing different types of Multidrug Resistant cancer cells, including Pancreatic Cancer Cells (Panc-1), Breast Cancer Cells (MCF-7/MDR), Small-Cell Lung Cancer Cells (H69AR), and Uterine Sarcoma Cells (MES-SA/Dx5).

●	Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.

●	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.

●	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.

●	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar (this number has recently been reduced to 1.44 micromolar as a result of resolving the two isomeric forms of Adva-27a).

●	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.

●	Adva-27a does not inhibit tubulin assembly.

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

We have been delayed in our clinical development program due to lack of funding. See “Liquidity and Capital Resources” below for a discussion of our financing requirements.

Our fund raising efforts are continuing and as soon as adequate financing is in place we will continue our clinical development program of Adva-27a by conducting the following next sequence of steps:

●	GMP Manufacturing of 2 kilogram for use in IND-Enabling Studies and Phase I Clinical Trials,

●	IND-Enabling Studies;

●	Regulatory Filing (Fast-Track Status Anticipated); and

●	Phase I Clinical Trials (Pancreatic Cancer Indication).

Adva-27a’s initial indication will be Pancreatic Cancer for which there are currently little or no treatment options available. We are planning to conduct our clinical trials at McGill University’s Jewish General Hospital in Montreal, Canada. All aspects of the clinical trials in Canada will employ FDA standards at all levels.

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year. While particularly effective against Multidrug Resistant Cancer, we believe Adva-27a can potentially treat all cancer types, particularly those in which Topoisomerase II has been amplified. It is possible that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to buyout or license our drug. However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us. In the event we do not consummate such a transaction, we will require significant capital in order to manufacture and market our new drug on our own.

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

Figure 4

Results of Operations

Comparison of Results of Operations for the Six Months ended June 30, 2021 and 2020

During the six months ended June 30, 2021, we generated revenues of $92,932 from the sale of products generated by our Science-Based Nutritional Supplements Operations which we launched in March 2019. The direct cost for generating these sales was $37,035 (40%). We generated $26,247 in sales revenues during the comparable period in 2020. The direct cost for generating these sales was $9,044 (34.5%). The decrease in our gross margin during the six months ended June 30, 2021, was due to the introduction of new products that have lower profitability margins.

General and administrative expenses during the six months ended June 30, 2021 was $1,720,141, compared to $183,471 during the six months ended June 30, 2020, an increase of $1,536,670. The reason for this relatively large increase was due to a general increase in our business activities as funding for our drug development projects became available. Specifically, all of our expense categories saw increases including executive compensation which increased by $988,097 due to issuance of Common Stock to our Directors. Similarly, our R&D expenditures increased by $358,546 and our patenting fees by $14,570. Our other expense categories, including accounting, consulting, legal and office expenses together increased by a total of $176,085.

We incurred $7,205,843 in losses arising from debt conversion during the six months ended June 30, 2021, compared to $807,414 in losses from debt conversion during the similar period in 2020. This large increase was due to more costly convertible debt financing that we took on in order to fund our R&D activities. The other contributing factor is related to recent volatility in our stock price. We also incurred $245,341 in interest expense during the six months ended June 30, 2021, compared to $40,575 in interest expense during the similar period in 2020. The increase was a result of the aforementioned more costly debt financing we took on.

As a result, we incurred a Net Loss of $9,064,180 ($0.02 per share) during the six month period ended June 30, 2021, compared to a net loss of $1,001,703 ($0.01 per share) during the six month period ended June 30, 2020.

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020

During the three months ended June 30, 2021, we generated $52,874 in revenues, compared to $15,145 in revenues for the same three month period in 2020, an increase of $37,729. The increase is attributable to an enhanced advertising campaign we initiated in 2021. All of these revenues were generated from our new Science-Based Nutritional Supplements Operations which we launched in March 2019. The direct cost for generating these revenues was $18,515 (35%) for the period ended June 30, 2021, compared to $5,161 (34.1%) for the same period in 2020. Our gross profit increased to $34,359 for the period ended June 30, 2021, compared to a gross profit of $9,984 for the same period in 2020.

General and administrative expenses during the three month period ended June 30, 2021 were $422,957, compared to general and administrative expenses of $138,553 incurred during the three month period ended June 30, 2020, an increase of $284,404. Nearly all categories of our general and administrative expenses saw an increase during the three month period ended June 30, 2021, compared to the same period in 2020. Specifically, the increases included R&D expenditures by $191,760, consulting fees by $19,493, office expenses by $37,790, patenting fees by $8,377, and legal fees by $74,683. These increases were due to expansion of our drug development and nutritional supplements operations. Overall, we incurred a loss of $388,598 from our operations in the three month period ended June 30, 2021, compared to a loss of $128,569 in the similar period of 2020.

In addition, we incurred $195,630 in interest expense during the three months ended June 30, 2021, compared to $24,219 in interest expense during the similar period in 2020. We also incurred $2,295,057 in losses arising from debt conversion during the three months ended June 30, 2021, compared to $756,021 in losses from debt conversion during the similar period in 2020. These increases were due to increased, more costly borrowings to fund our expanded drug development and nutritional supplements operations.

As a result, we incurred a net loss of $2,879,054 ($0.01 per share) for the three month period ended June 30, 2021, compared to a net loss of $907,444 ($0.00 per share) during the three month period ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash or cash equivalents of $1,735,094.

As discussed in Note 2 to the consolidated financial statements included in this Report for going concern, we have incurred significant continuing losses in 2021 and 2020. Our total accumulated deficits as of June 30, 2021 and December 31, 2020 were $29.3 million and $20.2 million, respectively. Our ability to continue operating is highly dependent upon continued funding from the debt and equity markets. Based on past experience, we believe that we will be able to raise the necessary capital to continue operations. Our historical and ongoing dependence on proceeds from debt and/or equity issuances to fund operating expenses could raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included in this Report have been prepared assuming that our Company will continue as a going concern and, accordingly, do not include any adjustments that may result from the outcome of this uncertainty.

Net cash used in operating activities was $916,207 during the six month period ended June 30, 2021, compared to $113,050 for the six month period ended June 30, 2020. We anticipate that overhead costs and other expenses will increase in the future as we move forward with our Proprietary Drug Development activities and our Science-Based Nutritional Supplements operations discussed above.

Cash flows provided by financing activities were $1,652,648 for the six month periods ended June 30, 2021, compared to $159,007 during the six months ended June 30, 2020. Cash flows used in investing activities were $-0- for both, the six month period ended June 30, 2021 and the same six month period ended in 2020.

During the six month period ended June 30, 2021, we issued a total of 79,673,969 shares of our Common Stock valued at $8,237,072 for the conversion of outstanding notes payable, reducing debt by $993,028 and interest payable by $38,201 and generating a loss on conversion of $7,205,843.

During the six months ended June 30, 2020, we issued a total of 234,501,258 shares of our Common Stock valued at $1,160,690 for the conversion of outstanding notes payable, reducing the debt by $324,769 and interest payable by $28,507 and generating a loss on conversion of $807,414.

During the six months ended June 30, 2021, we did not sell any of our capital stock for cash; however we entered into the following new debt arrangements:

●	On January 12, 2021, we received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 5% is due January 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

●	On January 27, 2021, we received monies in exchange for a Note Payable having a Face Value of $300,000 with interest accruing at 5% is due January 27, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.50 per share.

●	On February 12, 2021, we received monies in exchange for a Note Payable having a Face Value of $700,000 with interest accruing at 5% is due February 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.60 per share.

●	On April 5, 2021, we received monies in exchange for a Note Payable having a Face Value of $330,000 with interest accruing at 10% is due January 5, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value.

●	On April 20, 2021, we received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% is due February April 20, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

On September 8, 2020, we executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who agreed to provide us with a minimum of $2 million in convertible debt financing during the ensuing three to six month period pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes bear interest at the rate of 5% per annum and have a maturity date of two years from the date of issuance. We have the right to pay off all or any part of the Promissory Notes at any time without penalty. As of June 30, 2021, we have received a total of $2,554,000 in funding under this agreement.

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

Subsequent Events

On July 6, 2021, we received monies in exchange for a Note Payable having a Face Value of $900,000 with interest accruing at 5% is due July 6, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. In connection with this debt financing, we agreed to allow the lender, who is also the holder of a Note Payable dated November 25, 2020, to convert a total of $240,000 in principal into 24,000,000 shares of Common Stock leaving a principal balance of $10,000 and accrued interest of $7,750. On July 6, 2021, we paid off the remaining principal balance of this Note and secured forgiveness of the accrued interest.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2021, at reasonable assurance level, for the following reasons:

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the six month period ended June 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2021, we issued a total of 79,673,969 shares of our Common Stock valued at $8,237,072 for the conversion of outstanding notes payable, reducing debt by $993,028 and interest payable by $38,201 and generating a loss on conversion of $7,205,843.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2021.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer

