Form 10-Q
period 2021-09-30
Sunshine Biopharma, Inc
filed 2021-11-09
CIK 1402328

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of shares of the registrant’s only class of Common Stock issued and outstanding as of November 9, 2021, was 515,343,265 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$2,386,608	$989,888
Accounts receivable	1,129	1,916
Inventory	71,310	23,771
Prepaid expenses	25,046	2,778
Deposits	7,590	7,590
Total Current Assets	2,491,683	1,025,943

Equipment (net of $60,774 and $51,485 depreciation)	10,232	19,531
Patents (net of $58,918 amortization and $556,120 impairment)	–	–

TOTAL ASSETS	$2,501,915	$1,045,474

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable	$330,000	$820,454
Notes payable - related party	–	143,661
Accounts payable & accrued expenses	56,687	62,870
Interest payable	84,945	24,320
Total Current Liabilities	471,632	1,051,305

Long-term portion of notes payable	3,204,215	949,006

TOTAL LIABILITIES	3,675,847	2,000,311

COMMITMENTS AND CONTINGENCIES	–	–

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Series B $0.10 par value per share; Authorized 1,000,000 Shares; Issued and outstanding 1,000,000 shares.	100,000	100,000
Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares; Issued and outstanding 510,093,265 and 346,419,296 at September 30, 2021 and December 31, 2020 respectively	510,092	346,418
Capital paid in excess of par value	31,555,741	18,820,343
Accumulated comprehensive income	(17,475)	(2,871)
Accumulated (Deficit)	(33,322,290)	(20,218,727)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(1,173,932)	(954,837)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,501,915	$1,045,474

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue:	$50,376	$17,150	$143,308	$43,397
Cost of sales	19,506	6,340	56,541	15,384
Gross profit	30,870	10,810	86,767	28,013

General & Administrative Expenses
Accounting	35,000	19,290	96,200	56,490
Consulting	20,598	3,823	53,168	7,731
Legal	56,923	6,895	159,074	50,970
Office	58,959	19,966	159,762	55,422
Officer & director remuneration	130,000	24,600	1,173,927	80,430
Patent fees	1	–	14,571	–
R&D	222,465	–	581,011	–
Depreciation	3,183	3,524	9,557	10,526
Total General & Administrative Expenses	527,129	78,098	2,247,270	261,569

(Loss) from operations	(496,259)	(67,288)	(2,160,503)	(233,556)

Other Income (Expense):
Foreign exchange	37	(1,598)	31	6,404
Interest expense	(46,849)	(22,094)	(292,188)	(62,669)
Miscellaneous income	–	–	–	3,000
Debt release	7,688	1,284	58,940	2,836
Loss on debt conversions	(3,504,000)	(608,899)	(10,709,843)	(1,416,313)
Total Other Income (Expense)	(3,543,124)	(631,307)	(10,943,060)	(1,466,742)

Net (loss) before income taxes	(4,039,383)	(698,595)	(13,103,563)	(1,700,298)
Provision for income taxes	–	–	–	–
Net (loss)	(4,039,383)	(698,595)	(13,103,563)	(1,700,298)

Other comprehensive income:
Unrealized loss from foreign exchange translation	(5,839)	(144)	(14,604)	(1,009)
Comprehensive (loss)	$(4,045,222)	$(698,739)	$(13,118,167)	$(1,701,307)

Basic and diluted (loss) per common share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted Average Common Shares Outstanding (Basic & Diluted)	508,528,048	280,873,792	475,536,409	162,133,885

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	9 Months	9 Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash Flows From Operating Activities:
Net (Loss)	$(13,103,563)	$(1,700,298)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,557	10,505
Foreign exchange (gain) loss	(31)	(6,404)
Stock issued for services	918,000	50,000
Stock issued for payment interest	38,201	42,233
Loss on debt conversion	10,709,843	1,416,313
Debt & interest release	(58,940)	(2,836)
Decrease in accounts receivable	787	430
(Increase) in inventory	(47,539)	(10,291)
(Increase) in prepaid expenses	(22,268)	(3,850)
(Decrease) in Accounts Payable & accrued expenses	(13,778)	(40,029)
Increase in interest payable	52,716	10,600
Net Cash Flows (used) in operations	(1,517,015)	(233,627)

Cash Flows From Investing Activities:
Purchase of equipment	–	(800)
Net Cash Flows (used) in Investing activities	–	(800)

Cash Flows From Financing Activities:
Proceeds from notes payable	3,318,500	676,643
Note payable to pay fees	61,500	7,000
Payments of notes payable	(451,661)	–
Net Cash Flows provided by financing activities	2,928,339	683,643

Cash and Cash Equivalents at Beginning of Period	989,888	40,501
Net increase in cash and cash equivalents	1,411,324	449,216
Foreign currency translation adjustment	(14,604)	(1,009)
Cash and Cash Equivalents at End of Period	$2,386,608	$488,708

Supplementary Disclosure Of Cash Flow Information:
Stock issued for note conversions including interest	$11,981,072	$1,831,816
Cash paid for interest	$155,081	$–
Cash paid for income taxes	$–	$–

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Unaudited Condensed Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Number Of
	Common	Common	in Excess	Preferred	Preferred	Comprehensive	Accumulated
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Income	Deficit	Total
Three Month Period
Balance June 30, 2021	486,093,265	$486,092	$27,835,741	1,000,000	$100,000	$(11,636)	$(29,282,907)	$(872,710)

Common stock issued for the reduction of note payable and payment of interest	24,000,000	24,000	3,720,000	–	–	–	–	3,744,000

Net (loss)	–	–	–	–	–	(5,839)	(4,039,383)	(4,045,222)

Balance at September 30, 2021	510,093,265	$510,092	$31,555,741	1,000,000	$100,000	$(17,475)	$(33,322,290)	$(1,173,932)

Nine Month Period
Balance December 31, 2020	346,419,296	$346,418	$18,820,343	1,000,000	$100,000	$(2,871)	$(20,218,727)	$(954,837)

Common stock issued for the reduction of note payable and payment of interest	103,673,969	103,674	11,877,398	–	–	–	–	11,981,072

Common stock issued for management compensation	60,000,000	60,000	858,000	–	–	–	–	918,000

Net (loss)	–	–	–	–	–	(14,604)	(13,103,563)	(13,118,167)

Balance at September 30, 2021	510,093,265	$510,092	$31,555,741	1,000,000	$100,000	$(17,475)	$(33,322,290)	$(1,173,932)

Three Months Period
June 30, 2020	269,821,248	$269,820	$17,542,616	500,000	$50,000	$(3,360)	$(18,436,339)	$(577,263)

Common stock issued for the reduction of note payable and payment of interest	34,598,048	34,599	636,527	–	–	–	–	671,125

Preferred stock issued for management compensation	–	–	–	500,000	50,000	–	–	50,000
Net (loss)	–	–	–	–	–	(144)	(698,595)	(698,739)

Balance at September 30, 2020	304,419,296	$304,419	$18,179,143	1,000,000	$100,000	$(3,504)	$(19,134,934)	$(554,876)

Nine Months Period
Balance December 31, 2019	35,319,990	$35,320	$16,616,426	500,000	$50,000	$(2,495)	$(17,434,636)	$(735,385)

Common stock issued for the reduction of note payable and payment of interest	269,099,306	269,099	1,562,717	–	–	–	–	1,831,816

Preferred stock issued for management compensation	–	–	–	500,000	50,000	–	–	50,000
Net (loss)	–	–	–	–	–	(1,009)	(1,700,298)	(1,701,307)

Balance at September 30, 2020	304,419,296	$304,419	$18,179,143	1,000,000	$100,000	$(3,504)	$(19,134,934)	$(554,876)

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Month Interim Periods Ended September 30, 2021 and 2020

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

On June 25, 2021, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which we engaged Aegis to act as lead underwriter in connection with a proposed public offering of approximately $10 million of common stock and warrants by the Company (the “Offering”). The Offering is contingent on satisfaction of various conditions, including Aegis’s due diligence examination of the Company, Nasdaq approval of the listing of the Company’s Common Stock, and successful completion of a reverse stock split.

On October 6, 2021, the Company filed its Definitive Information Statement with the SEC to complete the reverse split of the Company’s Common Stock in part to meet the Nasdaq listing requirement concerning minimum price per share.

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and nine month periods ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021. These financial statements should be read in conjunction with that report.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions to the general principles in Topic 740 and provides consistent application of U.S. GAAP by clarifying and amending existing guidance. The effective date of the new guidance for public companies is for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. There was no impact of the updated guidance on the Company’s financial statements for the year ended December 31, 2020. The Company is currently evaluating the impact of the updated guidance on its financial statements for 2021 and going forward.

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

Note 2 – Going Concern and Liquidity

As of September 30, 2021 and December 31, 2020, the Company had $2,386,608 and $989,888 in cash on hand, respectively, and limited revenue-producing business. Additionally, as of September 30, 2021 and December 31, 2020, the outstanding liabilities of the Company totaled $3,675,847 and $2,000,311, respectively. These factors raise substantial doubts about the Company’s ability to continue as a going concern. On June 25, 2021, the Company entered into an Engagement agreement with Aegis Capital for the purposes of raising $10,000,000 in equity financing in a proposed public offering and, in connection therewith, the Company filed a preliminary prospectus of Form S-1 with the SEC on September 9, 2021. The Company believes that the afore expressed doubt about the Company’s ability to continue as a going concern will be fully mitigated if the financing were to close. There is no assurance the offering will be completed.

The consolidated financial statements included in this Report have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements included in this Report do not include any adjustments that may result from the outcome of any going concern uncertainty.

There is no assurance that these events will be satisfactorily completed. The issuance of equity securities in connection with the Offering (see Note 1), if accomplished, could cause substantial dilution to existing stockholders. Any failure by the Company to successfully implement these plans would have a material adverse effect on its business, including the possible inability to continue operations.

Note 3 – Notes Payable

The Company’s Notes Payable at September 30, 2021 consisted of the following:

A Note Payable dated December 31, 2018 having a Face Value of $136,744 and accruing interest at 12% was due December 31, 2019. On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 1,500,000 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, the Company renewed the remaining principal balance of this Note, together with accrued interest of $15,509 for a 12-month period. The new Note has a Face Value of $122,253 and accrues interest at 12%. This Note matured on December 31, 2020. On August 27, 2020, the holder of this Note transferred all of its interest therein to RB Capital and in connection with a financing agreement with RB Capital, the Company agreed to render the Note convertible at $0.001 per share. Through September 30, 2021, the entire principal amount of $122,253 of this Note and all accrued interest of $14,247 was converted into 136,500,000 shares of Common Stock valued at $7,884,100 resulting in a loss of $7,747,600.

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

On September 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% which was due September 14, 2022. The Note was convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On June 2, 2021, the entire principal amount of $250,000 of this Note plus all accrued interest of $8,850 converted into 862,833 shares of Common Stock valued at $170,841 resulting in a gain of $88,009.

On September 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $50,000, with interest accruing at 5%, which due September 24, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date on March 23, 2021, which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on September 30, 2021.

On October 20, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% whic was due October 20, 2022. The Note was convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On June 2, 2021, the entire principal amount of $250,000 of this Note plus all accrued interest of $7,600 was converted into 858,666 shares of Common Stock valued at $170,016 resulting in a gain of $87,584.

On November 19, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 8% which was due August 19, 2021. The Note was convertible after 180 days from issuance into Common Stock at a price 35% below market value. On May 19, 2021, the Company paid off the entire principal balance of this Note, together with accrued interest and prepayment penalties of $126,881 by issuing cash payment of $376,881.

On November 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $260,000 with interest accruing at 8% which was due November 24, 2021. The Note was convertible after 180 days from issuance into Common Stock at a price 30% below market value. On June 1, 2021, the entire principal amount of $260,000 of this Note plus all accrued interest of $10,428 was converted into 3,865,841 shares of Common Stock valued at $695,078, resulting in a loss of $424,650.

On November 25, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due November 25, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date on May 24, 2021, which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on September 30, 2021.

On December 2, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $104,215 with interest accruing at 5% is due December 2, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date on May 31, 2021, which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on September 30, 2021.

On January 12, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 5% is due January 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date of July 11, 2021, which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on September 30, 2021.

On January 27, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $300,000 with interest accruing at 5% is due January 27, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.50 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date of July 26, 2021, which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on September 30, 2021.

On February 12, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $700,000 with interest accruing at 5% is due February 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.60 per share. The Company analyzed the conversion feature of the note for a beneficial conversion feature on the commitment date of August 11, 2021, which is 180 days after the issuance date, and determined that there was no beneficial conversion feature on September 30, 2021.

On April 5, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $330,000 with interest accruing at 10% is due January 5, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price of $0.30 per share or 35% below market value, whichever is lower. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date on October 2, 2021, which is 180 days after the issuance date.

On April 20, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% is due April 20, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date of October 17, 2021, which is 180 days after the issuance date.

On July 6, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $900,000 with interest accruing at 5% is due July 6, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date of January 2, 2022, which is 180 days after the issuance date.

On August 18, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% is due August 18, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. The Company will analyze the conversion feature of the note for a beneficial conversion feature on the commitment date of February 14, 2022, which is 180 days after the issuance date.

At September 30, 2021 and December 31, 2020, total accrued interest on Notes Payable was $84,945 and $24,320, respectively.

Note 4 – Notes Payable - Related Party

Outstanding Notes Payable at September 30, 2021 held by related parties consist of the following:

A Note Payable dated December 31, 2019 held by the CEO of the Company having a Face Value of $128,269 and accruing interest at 12% was due December 31, 2020. On December 31, 2020, the Company renewed the Note together with accrued interest of $15,392 for a 12-month period. The new Note has a face Value of $143,661, accrues interest at 12% per annum, and has a maturity date of December 31, 2021. On August 24, 2021, the Company paid off the entire principal balance of this Note, together with accrued interest of $12,929 by issuing cash payment of $156,590.

Note 5 – Shareholders’ Equity

During the nine months ended September 30, 2021, the Company issued a total of 103,673,969 shares of Common Stock valued at $11,981,072 for the conversion of outstanding notes payable, reducing the debt by $1,233,028 and interest payable by $38,201 and generating a loss on conversion of $10,709,843. In addition, the Company issued 60,000,000 shares of Common Stock valued at $918,000 to its Officers and Directors as compensation for their services to the Company. The fair value of the stock was based on the closing price of the stock on the date of the transaction.

The Company declared no dividends through September 30, 2021.

Note 6 – Management Compensation

The Company paid its Officers and Directors cash compensation totaling $130,000 and $255,927 for the nine months ended September 30, 2021 and 2020, respectively. Of these amounts, $150,000 was paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by the CEO of the Company. In addition, the Company issued 60,000,000 shares of Common Stock valued at $918,000 to its Officers and Directors during the nine months ended September 30, 2021.

Note 7 – Subsequent Events

On October 13, 2021, the holder of a Note Payable dated April 5, 2021 elected to convert a total of $330,000 in principal and $16,500 in accrued interest into 5,250,000 shares of Common Stock leaving a principal balance of $-0-.

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

On June 17, 2020, we filed an amendment to our Articles of Incorporation (the “Amendment”) with the Secretary of State for the State of Colorado, to eliminate the Series “A” Preferred Shares, consisting of Eight Hundred and Fifty Thousand (850,000) shares, par value $0.10 per share, and the designation thereof, such shares to be returned to the status of undesignated shares of Preferred Stock. In addition, the Amendment increased the number of authorized Series “B” Preferred Shares from Five Hundred Thousand (500,000) to One Million (1,000,000) shares.

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

On September 8, 2020, we executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who agreed to provide us with a minimum of $2 million in convertible debt financing during the ensuing three to six month period pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes bear interest at the rate of 5% per annum and have a maturity date of two years from the date of issuance. We have the right to pay off all or any part of the Promissory Notes at any time without penalty. As of September 30, 2021, the total outstanding principal amounts of the Promissory Notes was $3,204,215.

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

Figure 4

Results of Operations

Comparison of Results of Operations for the Nine Months ended September 30, 2021 and 2020

During the nine months ended September 30, 2021, we generated revenues of $143,308 from the sale of products generated by our Science-Based Nutritional Supplements Operations which we launched in March 2019. The direct cost for generating these sales was $56,541 (39.5%). We generated $43,397 in sales revenues during the comparable period in 2020. The direct cost for generating these sales was $15,384 (35.4%). The decrease in our gross margin during the nine months ended September 30, 2021, was due to the introduction of new products that have lower profitability margins.

General and administrative expenses during the nine months ended September 30, 2021 was $2,247,270, compared to $261,569 during the nine months ended September 30, 2020, an increase of $1,985,701. The reason for this relatively large increase was due to a general increase in our business activities as funding for our drug development projects became available. Specifically, all of our expense categories saw increases including executive compensation which increased by $1,093,497 due to issuance of Common Stock to our Directors. Similarly, our R&D expenditures increased by $581,011 and our patenting fees by $14,571. Our other expense categories, including accounting, consulting, legal and office expenses together increased by a total of $297,591.

We incurred $10,709,843 in losses arising from debt conversion during the nine months ended September 30, 2021, compared to $1,416,313 in losses from debt conversion during the similar period in 2020. This large increase was due to more costly convertible debt financing that we took on in order to fund our R&D activities. The other contributing factor is related to recent volatility in our stock price. We also incurred $292,191 in interest expense during the nine months ended September 30, 2021, compared to $62,669 in interest expense during the similar period in 2020. The increase was a result of the aforementioned more costly debt financing we took on.

As a result, we incurred a net loss of $13,103,563 ($0.03 per share) during the nine month period ended September 30, 2021, compared to a net loss of $1,700,298 ($0.01 per share) during the nine month period ended September 30, 2020.

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

During the three months ended September 30, 2021, we generated $50,376 in revenues, compared to $17,150 in revenues for the same three month period in 2020, an increase of $33,226. The increase is attributable to an enhanced advertising campaign we initiated in 2021. All of these revenues were generated from our new Science-Based Nutritional Supplements Operations which we launched in March 2019. The direct cost for generating these revenues was $19,506 (38.7%) for the period ended September 30, 2021, compared to $6,340 (37.0%) for the same period in 2020. Our gross profit increased to $30,870 for the period ended September 30, 2021, compared to a gross profit of $10,810 for the same period in 2020.

General and administrative expenses during the three month period ended September 30, 2021 were $527,120, compared to general and administrative expenses of $78,098 incurred during the three month period ended September 30, 2020, an increase of $449,031. Nearly all categories of our general and administrative expenses saw an increase during the three month period ended September 30, 2021, compared to the same period in 2020. Specifically, the increases included R&D expenditures by $222,465, consulting fees by $16,775, office expenses by $38,993, and legal fees by $50,028. These increases were due to expansion of our drug development and nutritional supplements operations. Overall, we incurred a loss of $496,259 from our operations in the three month period ended September 30, 2021, compared to a loss of $67,288 in the similar period of 2020.

In addition, we incurred $46,850 in interest expense during the three months ended September 30, 2021, compared to $22,094 in interest expense during the similar period in 2020. We also incurred $3,504,000 in losses arising from debt conversion during the three months ended September 30, 2021, compared to $608,899 in losses from debt conversion during the similar period in 2020. These increases were due to increased, more costly borrowings to fund our expanded drug development and nutritional supplements operations.

As a result, we incurred a net loss of $4,039,383 ($0.01 per share) for the three month period ended September 30, 2021, compared to a net loss of $698,595 ($0.00 per share) during the three month period ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $2,386,608.

As discussed in Note 2 to the consolidated financial statements included in this Report for going concern, we have incurred significant continuing losses in 2021 and 2020. Our total accumulated deficits as of September 30, 2021 and December 31, 2020 were $33.3 million and $20.2 million, respectively. Our ability to continue operating is highly dependent upon continued funding from the debt and/or equity markets. Our historical and ongoing dependence on proceeds from debt and/or equity issuances to fund operating expenses could raise substantial doubt about our ability to continue as a going concern. On June 25, 2021, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which we engaged Aegis to act as lead underwriter in connection with a proposed public offering (the “Offering”) of approximately $10 million of common stock and warrants by the Company. The Offering is contingent on satisfaction of various conditions, including Aegis’s due diligence examination of the Company, Nasdaq approval of the listing of the Company’s Common Stock, and successful completion of a reverse stock split. If successful, of which there can be no assurance, we believe that this financing will fully mitigate the afore expressed doubt about our ability to continue as a going concern. The consolidated financial statements included in this Report have been prepared assuming that we will continue as a going concern and, accordingly, do not include any adjustments relating to any going concern uncertainty.

Net cash used in operating activities was $1,517,015 during the nine month period ended September 30, 2021, compared to $233,627 for the nine month period ended September 30, 2020. We anticipate that overhead costs and other expenses will increase in the future as we move forward with our Proprietary Drug Development activities and our Science-Based Nutritional Supplements operations discussed above.

Cash flows provided by financing activities were $2,928,339 for the nine month periods ended September 30, 2021, compared to $683,643 during the nine months ended September 30, 2020. Cash flows used in investing activities were $-0- for both, the nine month period ended September 30, 2021 and the same nine month period ended in 2020.

During the nine month period ended September 30, 2021, we issued a total of 103,673,969 shares of our Common Stock valued at $11,981,072 for the conversion of outstanding notes payable, reducing debt by $1,233,028 and interest payable by $38,201 and generating a loss on conversion of $10,709,843.

During the nine months ended September 30, 2020, we issued a total of 269,099,306 shares of our Common Stock valued at $1,831,816 for the conversion of outstanding notes payable, reducing the debt by $373,269 and interest payable by $42,233 and generating a loss on conversion of $1,416,314.

During the nine months ended September 30, 2021, we did not sell any of our capital stock for cash; however we entered into the following new debt arrangements:

•	On January 12, 2021, we received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 5% is due January 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

•	On January 27, 2021, we received monies in exchange for a Note Payable having a Face Value of $300,000 with interest accruing at 5% is due January 27, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.50 per share.

•	On February 12, 2021, we received monies in exchange for a Note Payable having a Face Value of $700,000 with interest accruing at 5% is due February 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.60 per share.

•	On April 5, 2021, we received monies in exchange for a Note Payable having a Face Value of $330,000 with interest accruing at 10% is due January 5, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price 35% below market value.

•	On April 20, 2021, we received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% is due February April 20, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

•	On July 6, 2021, we received monies in exchange for a Note Payable having a Face Value of $900,000 with interest accruing at 5% is due July 6, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

•	On August 18, 2021, we received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% is due August 18, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share.

On September 8, 2020, we executed a financing agreement with RB Capital Partners, Inc., La Jolla, CA, who agreed to provide us with a minimum of $2 million in convertible debt financing during the ensuing three to six month period pursuant to the terms and conditions included in relevant Promissory Notes (the “Promissory Notes”). The Promissory Notes bear interest at the rate of 5% per annum and have a maturity date of two years from the date of issuance. We have the right to pay off all or any part of the Promissory Notes at any time without penalty. As of September 30,, 2021, the total outstanding principal amounts of the Promissory Notes was $3,204,215.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. As a result, our future success will depend on the future availability of financing, among other things. Such financing will be required to enable us to actualize our Drug Development program and further develop our Science-Based Nutritional Supplements operation. We intend to raise funds through private placements of our Common Stock and/or debt financing. We estimate that we will require approximately $10 million (approximately $9 million for our Proprietary Drug Development projects and $1 million for our Science-Based Nutritional Supplements operations) to fully implement our business plan in the future and there are no assurances that we will be able to raise this capital. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

On June 25, 2021, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which we engaged Aegis to act as lead underwriter in connection with a proposed public offering (the “Offering”) of approximately $10 million of common stock and warrants by the Company. The Offering is contingent on satisfaction of various conditions, including Aegis’s due diligence examination of the Company, Nasdaq approval of the listing of the Company’s Common Stock, and successful completion of a reverse stock split. While there are no assurances that this financing will successfully close, we believe that this financing, if successfully completed, will provide us with adequate working capital for the near term.

Our cost of operations is expected to increase as we continue to move forward with implementation of our business plan. We do not have sufficient funds to cover the anticipated increase in the relevant expenses. We need to raise additional capital in order to continue our existing operations and finance our expansion plans for the next year. If we are successful in raising additional funds, we expect our operations and business efforts to continue and expand. There are no assurances this will occur.

Subsequent Events

On October 13, 2021, the holder of a Note Payable dated April 5, 2021 elected to convert a total of $330,000 in principal and $16,500 in accrued interest into 5,250,000 shares of our Common Stock leaving a principal balance of $-0-.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2021, at reasonable assurance level, for the following reasons:

•	Ineffective control environment and lack of qualified full-time comptroller who has SEC experience to focus on our financial affairs;

•	Lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;

•	Inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;

•	Inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the Company’s financial reporting process;

•	Deficient revenue recognition policies;

•	Inadequate internal controls with respect to inventory transactions and other transactions.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2021, we issued a total of 103,673,969 shares of our Common Stock valued at $11,981,072 for the conversion of outstanding notes payable, reducing debt by $1,233,028 and interest payable by $38,201 and generating a loss on conversion of $10,709,843. In addition, we issued 60,000,000 shares of Common Stock valued at $918,000 to our Officers and Directors during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, we issued a total of 269,099,306 shares of our Common Stock valued at $1,831,816 for the conversion of outstanding notes payable, reducing the debt by $373,269 and interest payable by $42,233 and generating a loss on conversion of $1,416,314.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2021.

SUNSHINE BIOPHARMA, INC.

By:	s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty,
Principal Executive Officer

By:	s/ Camille Sebaaly
Camille Sebaaly, Principal Financial Officer and
Principal Accounting Officer

