Form 10-K
period 2021-12-31
Sunshine Biopharma, Inc
filed 2022-03-21
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ________________ to________________________.

Commission File Number 001-41282

SUNSHINE BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6500 Trans-Canada Highway

4th Floor

Pointe-Claire, Quebec, Canada H9R 0A5

 (Address of principal executive offices)

(514) 426-6161

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 Warrants	SBFM SBFMW	Nasdaq Capital Market Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2021 was $62,197,730.

As of March 16, 2022, the Registrant had 7,129,778 shares of common stock, par value $0.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The statements regarding Sunshine Biopharma Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this Report. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

ii

PART I

Item 1. Business.

History and Overview

We are a pharmaceutical and nutritional supplement company focusing on the research and development of proprietary drugs including our anti-cancer compound Adva-27a, and anti-coronavirus lead compound, SBFM-PL4.

We also, through our wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), develop science-based nutritional supplements, and currently sell one nutritional supplement product.

We were incorporated in the State of Colorado on August 31, 2006 under the name “Mountain West Business Solutions, Inc.” Until October 2009, our business was to provide management consulting services to small and home-office based companies.

Effective October 15, 2009, we acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. was holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition transaction, we changed our name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development of the licensed Adva-27a anticancer drug.

In October 2012, we published the results of initial preclinical studies of Adva-27a in the peer-reviewed journal, ANTICANCER RESEARCH. The studies were conducted in collaboration with Binghamton University, a State University of New York, and Ecole Polytechnique, Universite de Montreal. The publication is entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” [ANTICANCER RESEARCH Volume 32, Pages 4423-4432 (2012)].

In July 2014, we formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. In the first quarter of 2021, Sunshine Canada transitioned its focus to the development and marketing of Science-Based Nutritional Supplements.

In December 2015, we acquired all worldwide issued (US Patent Number 8,236,935, and 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound from Advanomics Corporation (now known as TRT Pharma Inc.), a related party, and terminated the License Agreement. We are continuing development of the Adva-27a anticancer drug covered by these patents.

In December 2018, the Company launched its first Science-Based Nutritional Supplements product, Essential 9™, an over-the-counter tablet comprised of the nine (9) essential amino acids that the human body cannot make. Essential 9™ has been authorized for marketing by Health Canada under NPN 80089663.

Effective April 6, 2020, we completed another 20 to 1 reverse split of our Common Stock, reducing the issued and outstanding shares of Common Stock from 1,193,501,925 to 59,675,417 (the “Second Reverse Stock Split”). The number of Common Shares authorized for issuance remained as previously established at 3,000,000,000 shares.

On May 22, 2020, we filed a provisional patent application in the United States for a new treatment for Coronavirus infections. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro, an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020. On April 30, 2021, we filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro. The priority date of May 22, 2020 has been maintained in the newly filed PCT application.

Effective October 6, 2020, we entered into a Research Agreement with the University of Georgia Research Foundation, Inc. (“UGARF”), representing the University of Georgia (“UGA”). The purpose of the agreement is to memorialize the terms of our working together with UGA to conduct the necessary research and development to advance the Company’s Anti-Coronavirus lead compound, SBFM-PL4 (or derivatives thereof) through various stages of preclinical development. The agreement grants us an exclusive worldwide license for all of the intellectual property developed during the term of the agreement, whether developed by UGA alone or jointly with us.

On January 26, 2021, we received a Notice of Allowances from the Canadian Intellectual Property Office for a new patent application covering Adva-27a. The newly issued patent contains new subject matter and extends the proprietary protection of Adva-27a in Canada until 2034.

On February 4, 2021, we entered into an additional research agreement and an exclusive license agreement with the University of Georgia (“UGA”) for two Anti-Coronavirus compounds which UGA had previously developed and patented. This second research agreement provides for UGA to conduct mice studies on the two UGA compounds licensed to us. In December 2021, we were informed by the University of Georgia that preliminary results of the mice study taking place indicated these two compounds have no significant effect on mice infected with SARS-CoV-2. As a result, we no longer plan to pursue the UGA License or further development of these two compounds.

On March 9, 2021, we received a Notice of Allowance from the European Patent Office for a new patent application covering Adva-27a. The newly issued patent contains new subject matter and extends the proprietary protection of Adva-27a in Europe until 2034. The equivalent patent in the United States was issued in 2019 (US Patent Number 10,272,065).

On October 1, 2021, we filed a patent application for a potential new treatment for neurodegenerative disorders. The patent application contains experimental results showing that certain mRNA molecules provide protective effects against oxidative stress in differentiated neuronal cells, a process that mimics neuronal degeneration. This new patent application has a priority date of October 1, 2021.

 On February 18, 2022 we entered into a research agreement with the Arizona Board of Regents on behalf of the University of Arizona (the “University of Arizona”). Pursuant to the research agreement, the University of Arizona agreed to use reasonable efforts to perform a research project focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, followed by efficacy testing in mice infected with SARS-CoV-2, in consideration for certain milestone payments to be made by the Company. Under the agreement, the University of Arizona granted the Company a first option to negotiate for a commercial, royalty-bearing license for all intellectual property invented or authored by University of Arizona personnel under the research project.

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

The initial genome expression products of Severe Acute Respiratory Syndrome Coronavirus 2 (SARS-CoV-2), the causative agent of Covid-19, are two large polyproteins, referred to as pp1a and pp1ab. These two polyproteins are cleaved at 15 specific sites by two virus encoded proteases (Mpro and PLpro) to generate 16 different non-structural proteins essential for viral replication. Mpro and PLpro represent attractive anti-viral drug development targets as they play a central role in the early stages of viral replication. The crystal structure of Mpro shows the presence of an active site Cysteine (Cys145) and a coordinated active site Histidine (His41), both of which are essential for the enzyme’s proteolytic activity. Similarly, PLpro, also a Cysteine Protease, has an active site Cysteine at position 112 and a Histidine at 273. The following is a summary of the development to date of our Coronavirus Treatment project:

•	On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the Coronavirus main protease (Mpro), an enzyme that is essential for viral replication. The small molecules covered by the patent application were designed by Dr. Steve N. Slilaty, our chief executive officer. The patent application has a priority date of May 22, 2020.

•	In August 2020, we completed the synthesis of four different potential inhibitors of Coronavirus protease. These compounds are based on the technology described in our patent application filed on May 22, 2020.

•	In September 2020, we completed the screening of our four compounds and subsequently identified a lead Anti-Coronavirus drug candidate (SBFM-PL4). The screening which pinpointed the lead compound was performed at the University of Georgia, College of Pharmacy under the leadership of Dr. Scott D. Pegan, Director of the Center for Drug Discovery and Interim Associate Head of Pharmaceutical and Biomedical Sciences.

•	In October 2020, we expanded our collaboration with Dr. Scott Pegan’s group by entering into a research agreement with the University of Georgia to further develop our Anti-Coronavirus lead compound, SBFM-PL4. We will proceed by conducting the in vitro studies followed by cell culture assays and assessment in Coronavirus infected mice before entering human clinical trials.

•	On February 18, 2022, we expanded our effort to identify new PLpro inhibitors by entering into a research agreement with the University of Arizona. Pursuant to the research agreement, the University of Arizona agreed to perform a research project focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, followed by efficacy testing in mice infected with SARS-CoV-2. Under the agreement, the University of Arizona granted us a first option to negotiate for a commercial, royalty-bearing license for all intellectual property invented or authored by University of Arizona personnel under the research project.

Adva-27a Anticancer Drug

Since inception, our proprietary drug development activities have focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma is direct owner of all issued and pending worldwide patents pertaining to Adva-27a including U.S. Patents Number 8,236,935 and 10,272,065.

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

Figure 2

Our preclinical studies to date have shown that:

•	Adva-27a is effective at killing different types of Multidrug Resistant cancer cells, including Pancreatic Cancer Cells (Panc-1), Breast Cancer Cells (MCF-7/MDR), Small-Cell Lung Cancer Cells (H69AR), and Uterine Sarcoma Cells (MES-SA/Dx5).

•	Adva-27a is unaffected by P-Glycoprotein, the enzyme responsible for making cancer cells resistant to anti-tumor drugs.

•	Adva-27a has excellent clearance time (half-life = 54 minutes) as indicated by human microsomes stability studies and pharmacokinetics data in rats.

•	Adva-27a clearance is independent of Cytochrome P450, a mechanism that is less likely to produce toxic intermediates.

•	Adva-27a is an excellent inhibitor of Topoisomerase II with an IC50 of only 13.7 micromolar (this number has recently been reduced to 1.44 micromolar as a result of resolving the two isomeric forms of Adva-27a).

•	Adva-27a has shown excellent pharmacokinetics profile as indicated by studies done in rats.

•	Adva-27a does not inhibit tubulin assembly.

These and other preclinical data have been published in ANTICANCER RESEARCH, a peer-reviewed International Journal of Cancer Research and Treatment. The publication which is entitled “Adva-27a, a Novel Podophyllotoxin Derivative Found to Be Effective Against Multidrug Resistant Human Cancer Cells” [ANTICANCER RESEARCH 32: 4423-4432 (2012)] is available on our website at www.sunshinebiopharma.com. Information on our website is not part of this report.

We have been delayed in our clinical development program due to lack of funding. Our fund raising efforts are continuing and as soon as adequate financing is in place we will continue our clinical development program of Adva-27a by conducting the following next sequence of steps:

•	GMP Manufacturing of 2 kilogram for use in IND-Enabling Studies and Phase I Clinical Trials

•	IND-Enabling Studies

•	Regulatory Filing (Fast-Track Status Anticipated)

•	Phase I Clinical Trials (Pancreatic Cancer Indication)

Adva-27a’s initial indication will be pancreatic cancer for which there are currently little or no treatment options available. We are planning to conduct our clinical trials at McGill University’s Jewish General Hospital in Montreal, Canada. All aspects of the clinical trials in Canada will employ FDA standards at all levels.

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year. While particularly effective against Multidrug Resistant Cancer, we believe Adva-27a can potentially treat all cancer types, particularly those in which Topoisomerase II has been amplified. We believe that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to purchase or license our drug. However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us. In the event we do not consummate such a transaction, we will require significant capital in order to manufacture and market our new drug on our own. The following, Figure 3, is a space-filling molecular model of our Adva-27a.

Figure 3

Nutritional Supplements Operations

Sunshine Canada has recently terminated its generic pharmaceuticals operations and shifted its focus to the development and marketing of science-based nutritional supplements. In December 2018, we completed the development of Essential 9™. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized us to manufacture and sell the Essential 9™ product. Our Essential 9™ nutritional supplement tablets contain a balanced formula of the 9 Essential Amino Acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Our Essential 9™ provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. Essential 9™ is currently available on Amazon.com and Amazon.ca. Figure 4 below shows our 60-Tablet Essential 9™ product.

Figure 4

In November 2019, we received Health Canada approval for another nutritional supplement, a new Calcium-Vitamin D tablets. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin D™.

Vitamin D is a group of steroid-like molecules responsible for increasing intestinal absorption of calcium, magnesium, and phosphate. They are also involved in multiple other biological functions, including proper functioning of the immune system, promoting healthy growth of bone, and reduction of inflammation. The most important compounds in this group are Vitamin D2 (ergocalciferol) and Vitamin D3 (cholecalciferol). Sunshine Biopharma’s Essential Calcium-Vitamin D™ tablets contain both of these compounds as well as calcium for optimum health benefits. We are considering potentially launching this product in 2022.

We are also developing additional nutritional supplement products. We may launch additional nutritional supplement products within approximately 1-2 years.

Manufacturing

Our Essential 9™ nutritional supplement is manufactured under contract by Inov Pharma Inc., an independent third party based in Montreal (Canada). Inov Pharma Inc. operates a GMP certified manufacturing facility and all of our nutritional supplements products are manufactured under such conditions.

We currently do not have any pharmaceutical products on the market. Research quantities of our drug candidates are currently manufactured at the University of Georgia, Athens, GA (Anti-Coronavirus compounds) and WuXi App Tech (Adva-27a compound) in China.

Marketing and Sales

Our Essential 9™ nutritional supplement is currently sold through Amazon only. Company personnel and outside consultants develop and place ads on Google, YouTube and Amazon, and the same team manages the Company’s account with Amazon.

While particularly effective against Multidrug Resistant Cancer, we believe Adva-27a can potentially treat all cancer types, particularly those in which Topoisomerase II has been amplified. Similarly, we believe there is potentially a large market for our Anti-Coronavirus treatment currently under development at the University of Georgia. We believe that upon successful completion of Phase I Clinical Trials, we may receive one or more offers from large pharmaceutical companies to purchase or license these drugs. However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us. If we do not consummate such a transaction, and we receive required regulatory approvals, we will require significant capital in order to manufacture and market our new drugs on our own.

Intellectual Property

We are the exclusive owner of all worldwide rights pertaining to Adva-27a covered by PCT/FR2007/000697 and PCT/CA2014/000029. The patent applications filed under PCT/FR2007/000697 have been issued in the United States (US Patent Number 8,236,935), Europe, and Canada. The patent applications filed under PCT/CA2014/000029 have recently been issued in the United States (US Patent Number 10,272,065), and allowed in Europe, and Canada.

In 2018 we completed the development of Essential 9™, our first nutritional supplement. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized Sunshine Biopharma Inc. to manufacture and sell the Essential 9™ product. We are currently preparing the necessary documents for registration of our Essential 9™ trademark in the United States.

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

On October 1, 2021, we filed a patent application for a potential new treatment for neurodegenerative disorders. The patent application contains experimental results showing that certain mRNA molecules provide protective effects against oxidative stress in differentiated neuronal cells, a process that mimics neuronal degeneration. This new patent application has a priority date of October 1, 2021.

Government Regulations

All of our business operations, including our proprietary drug development operations, and nutritional supplements operations are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.

In the United States, the Federal Government agency responsible for regulating drugs and nutritional supplements is the U.S. Food and Drug Administration (“FDA”). The Canadian counterpart to the FDA is Health Canada. Though the FDA and Health Canada have generally similar requirements for drugs and nutritional supplements to be approved or allowed to be marketed, approval in one jurisdiction does not automatically result in approval in the other. In Canada, drugs and nutritional supplements are authorized through the issuance by Health Canada of a Drug Identification Number (DIN) for pharmaceutical products and a Natural Product Number (NPN) for nutritional supplements. In the United States, the marketing of nutritional supplements does not require prior approval from the FDA. In both the U.S. and Canada, the ingredients, manufacturing processes and facilities for all drugs and supplements must meet the guidelines for Good Manufacturing Practices (“GMP”). Moreover, all drug manufacturers must perform a series of tests, both during and after production, to show that every drug or supplement batch made meets the regulatory requirements for that product.

In connection with nutritional supplements, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution and sale of such products, while the Federal Trade Commission (“FTC”) regulates marketing and advertising claims. In August 2007, a rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold nutritional supplements to meet certain GMP requirements to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and the FTC and we believe we are currently operating within both the FDA and FTC mandates.

In the area of drug development where our Anti-Coronavirus and Anti-Cancer compounds fall, we will be subject to significant regulations in the U.S. in order to obtain approval of the FDA to offer our products for sale. The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would review and allow for the drug developer to proceed with Phase I clinical trials. Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II. Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III. Following completion of Phase III, a new drug application, or NDA is submitted and a request is made for marketing approval. Depending on various issues and considerations, the FDA could provide “emergency use authorization” or limited approval for “compassionate-use” if the drug treats terminally ill patients with limited other treatment options available. As of the date of the filing of this report, we have not made any filings with the FDA or other regulatory bodies in other jurisdictions. We anticipate filing an initial IND application for an anti-Covid-19 compound within approximately one year and filing an initial IND for our anti-cancer compound within approximately two years. We have however had discussions with clinicians and as a result we believe that the FDA and Health Canada are likely to grant us a so-called “fast-track” process on the basis of the ongoing Covid-19 pandemic and the terminal nature of the cancer type we are planning to treat. There are no assurances this will occur.

Employees

As of the date of this report, we have three employees, comprised of our management team. Presently, most of our development and marketing activities are subcontracted out to specialized service providers. As our business activities expand, we anticipate that we will need additional employees in the areas of accounting, regulatory affairs, marketing, sales and laboratory personnel.

Competition

Our Anti-Coronavirus drug development project is in direct competition with over 34 companies in the U.S. and abroad that are developing or that have developed vaccine or treatment options for Covid-19. Among the companies that have or are developing vaccines are Pfizer, Moderna, AstraZeneca, and Johnson & Johnson. The companies focused on treatments include Pfizer, Merck, Gilead, Eli Lilly, and Regeneron. To date, three vaccines (Pfizer’s, Moderna’s, and Johnson & Johnson’s) and two (2) antibody treatments (Regeneron’s, and Eli Lilly’s) have been approved by the FDA for emergency use, and Pfizer’s vaccine has received full FDA approval. Gilead’s Remdesivir, an antiviral injectable, was approved by the FDA for treatment of Covid-19 in October 2020. In addition, in December 2021, Pfizer received Emergency Use Authorization (“EUA”), for its antiviral pill, Paxlovid, and, in the same month, the FDA granted Merck EUA for its antiviral pill, Molnupiravir. While the approved vaccines, pills and injectable treatments are effective, we believe that additional treatment options such as the one we are developing could potentially form an important component of the range of anti-coronavirus tools available to attending physicians.

In the area of anticancer drug development, we compete with large publicly and privately held companies engaged in developing new cancer therapies. There are numerous other entities engaged in oncology therapeutics development that have greater resources, both financial and otherwise, than the resources presently available to us.  Nearly all major pharmaceutical companies including Merck, Amgen, Roche, Pfizer, Bristol-Myers Squibb and Novartis, to name a few, have on-going anticancer drug development programs and some of the drugs they may develop could be in direct competition with our own. In addition, a number of smaller companies are working in the area of cancer therapy and could develop drugs that may be in competition with ours.

Similarly, our Essential 9™ and Essential Calcium-Vitamin D™ fall directly within a very crowded and highly competitive product sector. As of the date of the filing of this report, we believe Essential 9™ is the only Essential Amino Acid product that comprises all 9 essential amino acids in tablet form. We believe this may provide us with a competitive advantage, at least for the near future but there are no assurances that this will occur.

Item 1A. Risk Factors.

Investing in our securities includes a high degree of risk. Prior to making a decision about investing in our securities, you should consider carefully the specific factors discussed below, together with all of the other information contained in this report. Our business, financial condition, results of operations and prospects could be materially and adversely affected by these risks.

Risks Related to Our Business

We have incurred losses and may never achieve profitability.

We have an accumulated deficit of $32,655,174 as of December 31, 2021. We incurred a net loss of $12,436,447 for the year ended December 31, 2021 and a net loss of $2,784,091 for the year ended December 31, 2020. We may never generate significant revenues or achieve profitability.

We may not receive required regulatory approval for any of our pharmaceutical product candidates.

We have not received approval for any of our proprietary drug development operations product candidates from the FDA. Any compounds that we discover or in-license will require extensive and costly development, preclinical testing and/or clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, Adva-27a, and our potential Covid-19 treatments in development, may never be approved for commercial sale. We have not made any filings to date with the FDA or other regulatory bodies in other jurisdictions. The time required to attain product sales and profitability is lengthy and highly uncertain.

As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with our research and product development efforts, we are unable to predict the extent of any future losses or when we will become profitable, if ever. If we fail to obtain required regulatory approvals for our pharmaceutical product candidates, we may be unable to generate significant revenues and our business will be materially harmed.

As we have no approved pharmaceutical products on the market, we do not expect to generate significant revenues from pharmaceutical product sales in the foreseeable future, if at all.

To date, we have no approved pharmaceutical products on the market and have generated limited product revenues, solely from our nutritional supplement operations. We have funded our operations primarily from sales of our securities. We have not received, and do not expect to receive for at least the next one to two years, if at all, any revenues from the commercialization of our pharmaceutical product candidates. To obtain revenues from sales of our pharmaceutical product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, marketing and distributing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require additional funding to satisfy our future capital needs, which may not be available.

We may require significant additional funding in large part due to our research and development expenses, future preclinical and clinical testing costs, and the absence of significant revenues in the near future. We do not know whether additional financing will be available to us on favorable terms or at all. If we cannot raise additional funds, we may be required to reduce our capital expenditures, scale back product development programs, reduce our workforce and license to others products or technologies that we may otherwise be able to commercialize. We are currently unable to project when or whether our operations will generate positive cash flows from operations.

Any additional equity securities we issue or issuances of debt we may enter into or undertake may have rights, preferences or privileges senior to those of existing holders of common stock. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

The FDA may change its approval policies or requirements, or apply interpretations to its policies or requirements, in a manner that could delay or prevent commercialization of Adva-27a or our potential Covid-19 treatment in development.

Regulatory requirements may change in a manner that requires us to conduct additional clinical trials, which may delay or prevent commercialization of our Adva-27a and potential Covid-19 treatment in development. We cannot provide any assurance that the FDA will not require us to repeat existing studies or conduct new or unforeseen experiments in order to demonstrate the safety and efficacy of any product candidate before considering the approval of such product candidate.

The product candidate we are developing for the treatment of Covid-19 may not be granted an emergency use authorization by the FDA. If we do not receive such authorization, or if, once granted, it is terminated, we will be required to pursue the drug approval process, which is lengthy and expensive.

Subject to completing and receiving favorable results for clinical trials, we intend to seek emergency use authorization, or EUA, for a potential Covid-19 treatment, which would allow us to market and sell such product candidate without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. We may not receive EUA for any Covid-19 treatment product candidate. In addition, even if do we receive EUA for any product candidate, we cannot predict how long such EUA will remain in place. If we fail to receive an EUA for any Covid-19 product candidate, or such EUA is granted but subsequently terminated, our business, financial condition and results of operations could be adversely affected.

Our business would be materially harmed if we fail to obtain FDA approval for our pharmaceutical product candidates.

We anticipate that our ability to generate significant product revenues from our drug development business will depend on the successful development and commercialization of Adva-27a or our potential Covid-19 treatment in development. The FDA may not approve in a timely manner, or at all, any of our drug candidates. If we are unable to submit a new drug application, or NDA for our product candidates, we will be unable to commercialize such products and our business will be materially harmed. The FDA can and does reject NDAs, and often requires additional clinical trials, even when product candidates performed well or achieved favorable results in large-scale Phase III clinical trials. The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. Our product candidates are novel compounds or new chemical entities, which may further increase the time required for satisfactory testing procedures.

Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based on changes in, or additions to, regulatory policies for drug approval during product development and regulatory review. Government regulation may delay or prevent the commencement of clinical trials or marketing of our product candidates, impose costly procedures upon our activities and provide an advantage to our competitors with greater financial resources or more experience in regulatory affairs. The FDA may not approve our product candidates for clinical trials or marketing on a timely basis or at all. Delayed or failed approvals would adversely affect the marketing of our product candidates and our liquidity and capital resources.

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

We may be forced to incur costs and expenses in connection with defending ourselves with respect to litigation and the payment of any settlement or judgment in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows.  In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations and cash flows.

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

Our business exposes us to potential product liability risks and we may be unable to acquire and maintain sufficient insurance to provide adequate coverage against potential liabilities.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products and nutritional supplements. The use of our product candidates in clinical trials also exposes us to the possibility of product liability claims and possible adverse publicity. These risks will increase to the extent our pharmaceutical product candidates receive regulatory approval and are commercialized. We do not currently have any product liability insurance, although we plan to obtain product liability insurance in connection with our nutritional supplement products and future clinical trials of our pharmaceutical product candidates. We intend to obtain product liability insurance for our nutritional supplements business in the near future. However, our product liability insurance, once obtained, may not provide adequate coverage against potential liabilities. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall significantly.

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

Third party manufacturers may not be able to manufacture our pharmaceutical product candidates, which would prevent us from commercializing our product candidates.

If any of our pharmaceutical product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need third parties to manufacture the product in larger quantities. If we are able to reach an agreement with any collaborator or third party manufacturer in the future, of which there can be no assurance due to factors beyond our control, these collaborators and/or third party manufacturers may not be able to increase their manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase the manufacturing capacity for a product candidate successfully, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of collaborators or third party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

If we are unable to establish sales and marketing capabilities for our pharmaceutical product candidates or enter into agreements with third parties to sell and market any such products we may develop, we may be unable to generate revenues from our pharmaceutical business.

We do not currently have product sales and marketing capabilities for our pharmaceutical operations. If we receive regulatory approval to commence commercial sales of any of our pharmaceutical product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services in other jurisdictions. If we receive approval in applicable jurisdictions to commercialize Adva-27a for the treatment of breast cancer indication, we intend to engage additional pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and throughout the world. We may not be able to negotiate favorable distribution partnering arrangements, if at all. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

Even if we obtain required US and foreign regulatory approvals, as applicable, factors that may inhibit our efforts to commercialize our pharmaceutical product candidates without strategic partners or licensees include:

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

Even if we successfully develop and obtain approval for our proprietary drug product candidates, our business will not be profitable if such products do not achieve and maintain market acceptance.

Even if our proprietary drug product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of our approved product candidates by physicians, healthcare professionals, patients and third-party payors, and our resulting profitability and growth, will depend on a number of factors, including:

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

If our proprietary drug product candidates achieve market acceptance, we may not maintain that market acceptance over time if new products or technologies are introduced that are received more favorably or are more cost effective. Complications may also arise, such as development of new know-how or new medical or therapeutic capabilities by other parties that render our product obsolete.

Because the results of preclinical studies for our preclinical product candidates are not necessarily predictive of future results, our pharmaceutical product candidates may not have favorable results in later clinical trials or ultimately receive regulatory approval.

Our proprietary drug product candidates have not been tested in clinical trials. Positive results from preclinical studies are no assurance that later clinical trials will succeed. Preclinical studies are not designed to establish the clinical efficacy of our preclinical product candidates. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use before we can seek regulatory approvals for commercial sale. There is typically an extremely high rate of failure as product candidates proceed through clinical trials. If our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. This would adversely affect our ability to generate revenues and may damage our reputation in the industry and in the investment community.

The future clinical testing of our proprietary drug product candidates could be delayed, resulting in increased costs to us and a delay in our ability to generate revenues.

Our proprietary drug product candidates will require additional preclinical testing and extensive clinical trials prior to submitting a regulatory application for commercial sales. We do not know whether clinical trials will begin on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate. Each of these results would adversely affect our ability to generate revenues.

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

We face or will face significant competition from other biotechnology, pharmaceutical and nutritional supplement companies, and our operating results will suffer if we fail to compete effectively.

Most of our pharmaceutical company competitors, such as Merck, Bristol-Myers Squibb, Pfizer, Amgen, and others, are large pharmaceutical companies with substantially greater financial, technical and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The drugs that we are attempting to develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, to develop competing products that are more effective or less costly than the product candidate we are developing. This may render our technology or product candidate obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

We also face competition in our nutritional supplements business. The business of marketing nutritional supplements is highly competitive. This market segment includes numerous manufacturers, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Sales of similar products by competitors may materially and adversely affect our business, financial condition and results of operations.

The market for our potential Covid-19 treatment in development could be adversely affected if the Covid-19 disease outbreak subsides.

Disease outbreaks are unpredictable. In the event that the Covid-19 outbreak subsides, or Covid-19 is substantially eradicated, there may be reduced demand or need for our potential Covid-19 treatment in development, which may have a negative effect on the market for such treatment, even if it is approved.

The Covid-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our operations and business.

While we have been able to continue to operate, the global Covid-19 pandemic has caused disruptions in supply chains, affecting production and sales across a range of industries. While the disruptions are currently expected to be temporary, there is considerable uncertainty around the duration and the impact of these disruptions.

The extent of the impact of Covid-19 on our operational and financial performance will depend on the on-going and future impact on our customers, vendors, service providers, and availability of labor as well as the potential impact of future expanded local, state, or federal restrictions – all of which are uncertain and are difficult to predict.

Because our proprietary drug product candidates and our development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products.

Our success will depend to a large degree on our own and our licensors’ ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and technical questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims that will be allowed or maintained, after challenge, in our or other companies' patents.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we were the first to make the inventions covered by each of our pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	our pending patent applications will result in issued patents;

•	we will develop additional proprietary technologies that are patentable;

•	the patents of others will not have a negative effect on our ability to do business; or

•	our issued patents will have sufficient useful life remaining for commercial viability of our product candidate.

If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, some of the technology we have developed or licensed relies on inventions developed using U.S. and other governments’ resources. Under applicable law, the U.S. government has the right to require us to grant a nonexclusive, partially exclusive or exclusive license for such technology to a responsible applicant or applicants, upon terms that are reasonable under the circumstances, if the government determines that such action is necessary.

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

The implementation of our business plan may result in a period of rapid growth that will impose a significant burden on our current administrative and operational resources.

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

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for our nutritional supplement products. Any decline in economic conditions in could negatively impact our business. A significant decline in consumer demand, even if only due in part to general economic conditions, could have a material adverse effect on our revenues and profit margins.

The failure of our service providers and suppliers to supply quality services and materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

Our outside manufacturer buys raw materials for our nutritional supplements business from a limited number of suppliers. The loss of any of our major suppliers or of any supplier who, through our contract manufacturer, provides us materials that are hard to obtain elsewhere at the same quality could adversely affect our business operations. Although we believe we could establish alternate manufacturers and sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers. In certain situations we may need to alter our products or with our customer’s consent to substitute different materials from alternative sources.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing cost pricing pressures on raw materials and other products have continued throughout fiscal 2020 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and impact of Covid-19. We expect these upward pressures to continue through fiscal 2021. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

There can be no assurance suppliers will provide the quality raw materials we need in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials including but not limited to those resulting from conditions outside of our control, such as pandemics, weather, transportation interruptions, strikes, terrorism, natural disasters, and other catastrophic events.

Our nutritional supplements business is subject to the effects of adverse publicity, which could negatively affect our sales and revenues.

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our products, or our industry or competitors generally. Adverse publicity may include publicity about the nutritional supplements industry generally, the efficacy, safety and quality of nutritional supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

Our manufacturing and third party fulfillment activities are subject to certain risks.

Our nutritional supplements products are manufactured at third party manufacturing facilities in Canada. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Such manufacturing operations, and those of its suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics (including Covid-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including the FDA. The occurrence of these or any other operational problems at such facilities may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

There is a limited market for our common stock, and investors may find it difficult to buy and sell our shares.

Prior to February 15, 2022, our common stock was quoted on the OTC Pink, which is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchanges. Daily trading volume for our common stock since January 2021 has ranged from 0 shares to 101,581,664 shares. These factors may have an adverse impact on the trading and price of our common stock.

Our common stock has been listed on the Nasdaq Capital Market since February 15, 2022. There is no assurance any significant trading volume in our common stock will be sustained or that we will remain eligible for continued listing on the Nasdaq Capital Market.

Our common stock has in the past been, and may in the future be considered, a “penny stock” and thus be subject to additional sale and trading regulations that may make it more difficult to buy or sell.

Our common stock, which prior to February 15, 2022, traded on the OTC Pink was previously, and may (if it is not then listed on a national securities exchange such as the Nasdaq Capital Market) in the future be, considered a “penny stock.” Securities broker-dealers participating in sales of “penny stock” are subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. Investors should take note of the fact that a lack of a dividend can further affect the market value of our common stock and could significantly affect the value of any investment in the Company.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 30,000,000 shares of our preferred stock without further stockholder approval. 1,000,000 shares of preferred stock are designated Series B Preferred Stock and 10,000 of such shares are outstanding and held by our chief executive officer. Our board of directors could authorize the creation of additional series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, subject to the rules of any securities exchange on which our stock is then listed, our board of directors could authorize the creation of additional series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Additional stock offerings in the future or the issuance of stock upon exercise of outstanding warrants may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. In addition, as of March 16, 2022, we have 7,355,352 shares of common issuable upon exercise of outstanding warrants with an exercise price of $2.22, subject to adjustment, and 1,302,251 shares issuable upon exercise of pre-funded warrants at a nominal exercise price of $0.001. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. We pay a monthly fee of $261 (Canadian), including applicable taxes for use of the available space and services. We are not party to a lease agreement in connection with this service. Additional office space and conference rooms are available to us on a pay-per-use basis. We believe that our existing facilities and equipment are adequate.

Item 3. Legal Proceedings

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to February 15, 2022, our common stock was quoted on the OTC Pink under the symbol “SBFM.” Since February 15, 2022, our common stock has been listed on the Nasdaq Capital Market under the symbol “SBFM”.

As of January 31, 2022, there were approximately 147 holders of record of our common stock.

Equity Compensation Plan Information

We did not have any equity compensation plans as of December 31, 2021.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate paying any dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. Our payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and the related notes included in this report. This discussion contains forward-looking statements. Please see “Cautionary Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2021 and 2020

During our fiscal year ended December 31, 2021, we generated revenues of $228,426, compared to revenues of $71,410 in 2020. All of these revenues were generated from our nutritional supplements operations which we launched in the first quarter of 2019. The cost of sales in 2021 and 2020 for generating these revenues was $117,830 and $25,847, respectively.

General and administrative expenses for our fiscal year ended December 31, 2021 were $2,550,730, compared to $622,437 during our fiscal year ended December 31, 2020, an increase of $1,928,293. The increase was a result of an overall increase in business activities including approximately $670,000 in new R&D expenditure.

We also incurred $328,818 in interest expense and $9,726,485 in losses from debt conversion in 2021 compared to $168,105 in interest expense and $2,057,513 in losses from debt conversion during the year ended December 31, 2020. The increase in interest expense and losses from debt conversion in 2021 was due to a much larger amount of debt financing conducted in 2021. On February 17, 2022 we repaid all outstanding debt.

As a result, we incurred a net loss of $12,437,447 in 2021 (approximately $4.76 per share), compared to a net loss of $2,784,091 (approximately $2.73 per share) for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $2,045,167.

On February 17, 2022, we completed an underwritten public offering of common stock and warrants for gross proceeds of $8 million. We received net proceeds of approximately $6.8 million from the offering.

On March 14, 2022, we completed a private placement of common stock and warrants for gross proceeds of $8 million. We received net proceeds of approximately $6.8 million from the private placement.

During the year ended December 31, 2021, we issued a total of 559,144 shares of our common stock valued at $12,705,214 for the conversion of outstanding notes payable, reducing the debt by $2,867,243 and interest payable by $127,986 and generating a loss on conversion of $9,726,485.

During the year ended December 31, 2021, we did not sell any of our capital stock for cash; however we entered into the following new debt arrangements:

•	On January 12, 2021, we issued a note in the principal amount of $150,000 with interest accruing at 5% per year, due January 12, 2023. The note was convertible after 180 days from issuance into common stock at a price of $0.30 per share. This note was converted to common stock on December 20, 2021.

•	On January 27, 2021, we issued a note in the principal amount of $300,000 with interest accruing at 5% per year, due January 27, 2023. The note was convertible after 180 days from issuance into common stock at a price equal to $0.50 per share. This note was converted to common stock on December 20, 2021.

•	On February 12, 2021, we issued a note in the principal amount of $700,000 with interest accruing at 5% per year, due February 12, 2023. The note was convertible after 180 days from issuance into common stock at a price of $0.60 per share. This note was converted to common stock on December 20, 2021.

•	On April 5, 2021, we issued a note in the principal amount of $330,000 with interest accruing at 10% per year, due January 5, 2022. The note was convertible after 180 days from issuance into common stock at a price 35% below market value. On October 13, 2021, the noteholder converted $330,000 in principal and $16,500 in accrued interest into 26,250 shares of common stock leaving a principal balance of $0. We repaid this note

•	On April 20, 2021, we issued a note in the principal amount of $500,000 with interest accruing at 5% per year, due April 20, 2023. The note was convertible after 180 days from issuance into common stock at a price of $0.30 per share. We repaid this note following the closing of our public offering in February 2022.

•	On July 6, 2021, we issued a note in the principal amount of $900,000 with interest accruing at 5% per year, due July 6, 2023. The note was convertible after 180 days from issuance into common stock at a price of $0.30 per share. We repaid this note following the closing of our public offering in February 2022. In connection with this debt financing, we agreed to allow the lender, who is also the holder of a note dated November 25, 2020, to convert a total of $240,000 in principal into 120,000 shares of common stock leaving a principal balance of $10,000 and accrued interest of $7,750. On July 6, 2021, we paid off the remaining principal balance of this note and received forgiveness of the accrued interest.

•	On August 18, 2021, we issued a note in the principal amount of $500,000 with interest accruing at 5% per year, due August 18, 2023. The note is convertible after 180 days from issuance into common stock at a price equal to $0.30 per share. We repaid this note following the closing of our public offering in February 2022.

As of December 31, 2020, we had cash and cash equivalents of $989,888.

Net cash used in operating activities was $1,829,128 in 2021 compared to $657,299 in during our fiscal year ended December 31, 2020. We anticipate that our cash requirements for our operations will increase in the future before we reach profitability levels, of which there is no assurance.

Cash flows used in investing activities were $0 during the year ended December 31, 2021, compared to $1,191 during our fiscal year ended December 31, 2020. Net cash flows provided by financing activities were $2,904,675 in 2021, compared to $1,608,253 in 2020. The increase was primarily a result of an increase in proceeds from the issuance of notes in 2021.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. On February 17, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in an underwritten public offering. On March 14, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in a private placement. We believe our existing cash, including from our recently completed public offering and private placement, will be sufficient to fund our operations, including general and administrative expenses, expanded research and development activities, and nutritional supplement business, for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities. Additional capital may not be available on terms acceptable to us, or at all.

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

Leases

We follow the guidance in ASC 842 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease. Our Company is not party to any lease agreements. Our corporate offices in Pointe-Claire, Quebec (Canada) are on a month-to-month, pay-per-use basis under a contract with Regus. Our arrangement in connection with this office has no short-term or long-term asset or liability value.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Financial Statements, the notes thereto, and the Report of Independent Public Accountants thereon commencing at page F-1 of this Report, which Financial Statements, notes and report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2021, at reasonable assurance level, for the following reasons:

•	ineffective control environment and lack of qualified full-time CFO who has SEC experience to focus on our financial affairs;

•	lack of qualified and sufficient personnel, and processes to adequately and timely identify making any and all required public disclosures;

•	deficiencies in the period-end reporting process and accounting policies;

•	inadequate internal controls over the application of new accounting principles or the application of existing accounting principles to new transactions;

•	inadequate internal controls relating to the authorization, recognition, capture, and review of transactions, facts, circumstances, and events that could have a material impact on the company’s financial reporting process;

•	deficient revenue recognition policies;

•	inadequate internal controls with respect to inventory tracking and transactions; and

•	improper and lack of timely accounting for accruals such as prepaid expenses, accounts payable and accrued liabilities.

The Company is addressing the ineffective controls, including through the following steps:

•	The Company added independent directors in the fourth quarter of 2021 and the first quarter of 2022.

•	The Company has additional financial resources, including funds received through a public offering and a private placement completed in the first quarter of 2022, to enable the hiring of additional personnel that will result in a separation of duties going forward.

•	The Company established an independent Audit Committee in the first quarter of 2022.

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

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

Management believes that, as of December 31, 2021, our internal control over financial reporting were ineffective based in part on the issues discussed above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position(s)

Dr. Steve N. Slilaty	69	President, Chief Executive Officer and Chairman

Dr. Abderrazzak Merzouki	57	Chief Operating Officer and Director

Camille Sebaaly	60	Chief Financial Officer and Secretary

Dr. Rabi Kiderchah	49	Director

David Natan	68	Director

Dr. Andrew Keller	68	Director

Dr. Steve N. Slilaty was appointed as our chief executive officer and chairman of our board of directors on October 15, 2009. Dr. Slilaty is an accomplished scientist and business executive. His scientific publications are widely cited. Sunshine Biopharma is the third in a line of biotechnology companies that Dr. Slilaty founded and managed. The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and is now a member of a family of companies owned by MP Biomedicals, one of the largest international suppliers of biotechnology reagents and other research products. The second company which Dr. Slilaty founded, Genomics One Corporation, conducted an initial public offering of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue Technology, Genomics One became one of the key participants in the Human Genome Project and reached a market capitalization of $1 billion in 2000. Formerly, Dr. Slilaty was a research team leader at the Biotechnology Research Institute (Montreal), a division of the National Research Council of Canada. Dr. Slilaty is one of the pioneers of Gene Therapy having developed the first gene delivery system applicable to humans in 1983 [Science 220: 725-727 (1983)]. Dr. Slilaty's other distinguished scientific career accomplishments was the discovery of a new class of enzymes, the S24 Family of Proteases (IUBMB Enzyme: EC 3.4.21.88) [Proc. Natl. Acad. Sci. U.S.A. 84: 3987-3991 (1987)]. In addition, Dr. Slilaty (i) developed the first site-directed mutagenesis system applicable to double-stranded DNA [Analyt. Biochem. 185: 194-200 (1990)], (ii) cloned the gene for the first yeast-lytic enzyme (lytic b-1,3-glucanase) [J. Biol. Chem. 266: 1058-1063 (1991)], (iii) developed a new molecular strategy for increasing the rate of enzyme reactions [Protein Engineering 4: 919-922 (1991)], and (iv) constructed a powerful new cloning system for genomic sequencing (TrueBlue® Technology) [Gene 213: 83-91 (1998)]. Most recently, Dr. Slilaty, in collaboration with Institut National des Sciences Appliquée (France), State University of New York at Binghamton (USA) and École Polytechnique, Université de Montréal (Canada), designed, patented, and advanced the development the first, and currently the only known anticancer compound (Adva-27a) capable of destroying multidrug resistant cancer cells [Anticancer Res. 32: 4423 (2011) and US Patent Numbers: 8,236,935 and 10,272,065]. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty is the author of 18 original research papers and 10 issued and pending. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty received his Ph.D. degree in Molecular Biology from the University of Arizona in 1983 and Bachelor of Science degree in Genetics and Biochemistry from Cornell University in 1976. Dr. Slilaty has received research grants from the NIH and NSF and he is the recipient of the 1981 University of Arizona Foundation award for Meritorious Performance in Teaching. Dr. Slilaty’s scientific knowledge and experience qualifies him to serve on our board of directors.

Dr. Abderrazzak Merzouki was appointed as a director and our chief operating officer in February 2016. In addition to his positions with our Company since January 2016 he has been self-employed as a consultant in the fields of biotechnology and pharmacology. From July 2007 through December 2016, Dr. Merzouki worked at the Institute of Biomedical Engineering in the Department of Chemical Engineering at Ecole Polytechnique de Montreal, where he taught and acted as a senior scientist involved in the research and development of plasmid and siRNA-based therapies. Dr. Merzouki is a molecular biologist and an immunologist with extensive experience in the area of gene therapy where he performed several preclinical studies for pharmaceutical companies involving the use of adenoviral vectors for cancer therapy and plasmid vectors for the treatment of peripheral arterial occlusions. Dr. Merzouki also has extensive expertise in the design of expression vectors, and production and purification of recombinant proteins. He developed technologies for production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis and multiple sclerosis. Dr. Merzouki obtained his Ph.D. in Virology and Immunology from Institut Armand-Frappier in Quebec and received his post-doctoral training at the University of British Columbia and the BC Center for Excellence in HIV/AIDS research. Dr. Merzouki has over 30 publications and 70 communications in various, highly respected scientific journals in the field of cellular and molecular biology. Dr. Merzouki’s scientific knowledge and experience qualifies him to serve on our board of directors.

Camille Sebaaly was appointed as our chief financial officer, secretary and a director of our Company on October 15, 2009. He resigned as a director of the Company in October 2021. Since 2001, Mr. Sebaaly has been self-employed as a business consultant, primarily in the biotechnology and biopharmaceutical sectors. He held a number of senior executive positions in various areas including financial management, business development, project management and finance. As an executive and an entrepreneur, he combines expertise in strategic planning and finance with strong skills in business development and deal structure and negotiations. In addition, Mr. Sebaaly worked in operations, general management, investor relations, marketing and business development with emphasis on international business and marketing of advanced technologies including hydrogen generation and energy saving. In the area of marketing, Mr. Sebaaly has evaluated market demands and opportunities, created strategic marketing and business development plans, designed marketing communications and launched market penetration programs. Mr. Sebaaly graduated from State University of New York at Buffalo with an Electrical and Computer Engineering Degree in 1987.

Dr. Rabi Kiderchah has served as a director of the Company since October 2021. Dr. Kiderchah is a licensed physician in Canada. From 2000 until August 2021, he was working at Argenteuil Hospital, Lachute, Quebec, Canada, as an emergency room physician. He has also worked as what is referred to in Canada as a “medecins depanneurs”, working in rural areas where there are not enough ER doctors. Since August 2011 he has worked at Rabi Kiderchah Medecin Inc. as a freelance physician in the Quebec, Canada area. He received a Bachelor of Science degree in 1994 and an MD degree in 1998 from the University of Montreal. Dr. Kiderchah’s medical and scientific knowledge and experience qualifies him to serve on our board of directors.

David Natan has served as a director of the Company since February 10, 2022. Since 2007, Mr. Natan has served as President and Chief Executive Officer of Natan & Associates, LLC, Parkland, Florida, a privately held consulting firm offering chief financial officer services to public and private companies in a variety of industries. In addition, since April 2020 Mr. Natan has served as Executive Vice President and Chief Financial Officer for Airborne Motorworks, Inc., Spokane, WA, a privately-held aerospace transportation company, Since February 2021, Mr. Natan has also been a director and Chairperson of the Audit Committee of Global Diversified Marketing Group, Inc. (OTCMKTS: GDMK), a manufacturer, marketer and distributor of food and snack products. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. He was also Chairman of the Board of this company from April 2015 to May 2020. Additionally, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm, as well as a member of the Board of Directors of various companies. Mr. Natan holds a B.A. in Economics from Boston University. Mr. Natan’s experience as business executive and as a director of public companies qualify him to serve on our board of directors.

Dr. Andrew M. Keller has served as a director of the Company since February 10, 2022. From 2016 through November 2019, Dr. Keller was the Chief Medical Officer at the Western Connecticut Medical Group, Bethel CT, a multispecialty organization. He was employed by this group beginning in 1989, and in 2003 became Chief – Section of Cardiovascular Diseases. In 2014 he was appointed Chief Medical Informatics Officer. Previously, Dr. Keller was an Assistant Professor of Medicine/Radiology at Columbia University, The College of Physicians and Surgeons, NY, NY. Dr. Keller retired as a practicing physician in 2019 and in 2020, became a full time student at Quinnipiac University College of Law, where he is currently in his second year. Dr. Keller received a Doctor of Medicine degree in 1979 from The Ohio State University and a Bachelor of Arts degree in Physics, Magna Cum Laude from Ithaca College in 1975. Dr. Keller’s medical and scientific knowledge and experience qualify him to serve on our board of directors.

Corporate Governance

Board of Directors Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Committees of our Board of Directors

The Company has established an audit committee, a compensation committee, and a corporate governance and nominating committee of our board of directors. Each committee is comprised of each of our independent directors. David Natan is our audit committee financial expert.

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics is available on our website at www.sunshinebiopharma.com.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and certain persons who own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”). Based solely on its review of the copies of such Section 16 Reports filed with the SEC, all Section 16(a) filing requirements applicable to the Reporting Persons during and with respect to the fiscal year ended December 31, 2021 were complied with on a timely basis, except that Form 3s were filed late by Rabi Kiderchah, JD Kish, and Andrew Telsey, a Form 4 was filed late by Merzouki Abderrazzak (resulting in one transaction not being reported on a timely basis), a Form 4 was filed late by Dr. Steve N. Slilaty (resulting in one transaction not being reported on a timely basis), and a Form 4 was filed late by Camille Sebaaly (resulting in one transaction not being reported on a timely basis),

Item 11. Executive Compensation.

The following table sets forth compensation information for services rendered by our executive officers in all capacities during the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)

Dr. Steve N. Slilaty	2021	156,380	(1)	–	306,000	(2)	–	462,380
Chief Executive Officer and Director	2020	177,000	(1)	–	50,000	(3)	–	227,000

Camille Sebaaly	2021	40,000		–	306,000	(2)	–	346,000
Chief Financial Officer and Director	2020	20,000		–	–		–	20,000

Dr. Abderrazzak Merzouki	2021	109,927		–	306,000	(2)	–	415,927
Chief Operating Officer and Director	2020	24,930		–	–		–	24,930

________________

(1)	Portions of these amounts were paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by Dr. Slilaty.
(2)	Represents stock award valued at $3.06 per share, the closing price of the common stock on the date of grant of January 6, 2021.
(3)	In consideration for services valued at $50,000, Dr. Slilaty was issued 500,000 shares of Series B Preferred Stock, valued based on the stated value of $0.10.

Employment Agreements

We are not party to any employment agreements.

Outstanding Equity Awards at 2021 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2021.

Director Compensation

We did not pay any compensation to our directors during the year ended December 31, 2021, except as set forth in the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 16, 2022, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table lists applicable percentage ownership based on 7,129,778 shares of common stock outstanding as of March 16, 2022. In addition, under SEC rules, beneficial ownership of common stock include shares of our common stock issuable pursuant to the conversion or exercise of securities that are either immediately exercisable or convertible into common stock or exercisable or convertible into common stock within 60 days of March 16, 2022. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Class

Common	Dr. Steve N. Slilaty 579 Rue Lajeunesse Laval, Quebec Canada H7X 3K4	121,024	(1)	1.7%

Common	Camille Sebaaly 14464 Gouin West, #B Montreal, Quebec Canada H9H 1B1	119,465		1.6%

Common	Dr. Abderrazzak Merzouki 731 Place de l’Eeau Vive Laval, Quebec Canada H7Y 2E1	116,720		1.6%

Common	Dr. Andrew Keller c/o Sunshine Biopharma, Inc. 6500 Trans-Canada Highway 4th Floor, Pointe-Claire, Quebec H9R 0A5, Canada	0		*

Common	David Natan c/o Sunshine Biopharma, Inc. 6500 Trans-Canada Highway 4th Floor, Pointe-Claire, Quebec H9R 0A5, Canada	0		*

Common	Dr. Rabi Kiderchah c/o Sunshine Biopharma, Inc. 6500 Trans-Canada Highway 4th Floor, Pointe-Claire, Quebec H9R 0A5, Canada	1,625		*

	All Officers and Directors as Group (6 persons):	358,834		5.0%

____________________

* Less than 1%.

(1)	Includes 4,306 shares held in the name of Advanomics Corporation (now known as TRT Pharma Inc.). Dr. Slilaty is an officer, director and principal shareholder of TRT Pharma Inc. and, as a result, controls the disposition of these shares. Dr. Slilaty also owns all of our 10,000 outstanding shares of Series B Preferred Stock. Each share of Series B Preferred Stock entitles the holder to 1,000 votes. Dr. Slilaty has agreed not to exercise any of his voting rights under the Series B Preferred Stock while any of the warrants issued in our public offering we completed in February 2022 are outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We had an outstanding note dated December 31, 2019 held by Dr. Steve N. Slilaty, our chief executive officer, with a principal amount of $128,269, accruing interest at 12% per year, which was due December 31, 2020. On December 31, 2020, we renewed this note together with accrued interest of $15,392 for a 12-month period. The new note had a principal amount of $143,661, accrued interest at 12% per year, and had a maturity date of December 31, 2021. On August 24, 2021, the Company paid off the entire principal balance of this note, together with accrued interest of $12,929 by making a cash payment of $156,590.

During the year ended December 31, 2020, we issued to Dr. Slilaty 500,000 shares of Series B Preferred Stock for services.

Andrew Telsey, who was elected a director of the Company in October 2021 and served as a director until February 10, 2022, is the sole shareholder of Andrew I. Telsey, P.C., a law firm that provides legal services to the Company. During the years ended December 31, 2021 and 2020, the Company paid the firm $35,281 and $36,042 in legal fees and expenses.

James (JD) Kish, who was elected a director of the Company in October 2021 and served as a director until February 10, 2022, provides accounting services to the Company. During the years ended December 31, 2021 and 2020, the Company paid Mr. Kish $27,000 and $20,000 in fees for accounting services.

Dr. Rabi Kiderchah, who was elected a director of the Company in October 2021, has previously been a consultant to the Company. During the year ended December 31, 2019, the Company issued to Dr. Kiderchah 1,625 shares of common stock for services.

On February 22, 2022, we redeemed 990,000 shares of Series B Preferred Stock held by Dr. Steve Slilaty at a redemption price equal to the stated value of $0.10 per share.

Director Independence

Our independent directors consist of Dr. Kiderchah, Mr. Natan and Dr. Keller.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Audit Fees	$75,600	$64,800
Audit-related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$75,600	$64,800

Audit Fees. Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2021 and 2020 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. B F Borgers CPA PC did not perform any tax compliance services for us during the years ended December 31, 2021 or 2020

All Other Fees.  B F Borgers CPA PC did not receive any other fees from us for the years ended December 31, 2021 or 2020.

As of December 31, 2021, our entire Board of Directors performed the duties of an audit committee. Our Board of Directors evaluated the scope and cost of the engagement of an auditor before the auditor rendered audit and non-audit services. As of February 15, 2022, the Board of Directors appointed our three independent directors as the members of our audit committee.

PART IV

Item 15 Exhibits.

1.1	Underwriting Agreement between the Company and Aegis Capital Corp. (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to Articles of Incorporation filed November 2, 2009 (3)

3.3	Statement of Share and Equity Capital Exchange (4)

3.4	Articles of Amendment to Articles of Incorporation filed July 13, 2010 (4)

3.5	Articles of Amendment to Articles of Incorporation filed May 27, 2015 (5)

3.6	Articles of Amendment to Articles of Incorporation (6)

3.7	Articles of Amendment to Articles of Incorporation (7)

3.8	Bylaws (2)

4.1	Description of Registrant’s Securities (filed herewith)

10.1	Patent Purchase Agreement with Advanomics Corporation (8)

10.2	Second Patent Purchase Agreement with Advanomics Corporation (9)

10.3	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated October 8, 2016, including Secured Convertible Promissory Note (10)

10.4	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated December 28, 2016, including Secured Convertible Promissory Note (10)

10.5	Form of Warrant (1)

10.6	Warrant Agent Agreement between the Company and Equiniti (1)

10.7	Sponsored Research Agreement, dated October 6, 2020, between the Company and the University of Georgia Research Foundation, Inc. (11) **

10.8	Research Agreement between the Company and Arizona Board of Regents on behalf of the University of Arizona (12)

10.9	Engagement Letter, dated March 14, 2022, between the Company and Aegis Capital Corp. (15)

10.10	Securities Purchase Agreement, dated March 10, 2022 (15)

10.11	Form of Warrant, dated March 14, 2022 (15)

10.12	Registration Rights Agreement, dated March 10, 2022 (15)

10.13	Form of Pre-Funded Warrant (15)

14.1	Code of Ethics (13)

21	Subsidiaries (14)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document

EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

 _______________________

**	Portions of the exhibit have been omitted.

(1)	Incorporated by reference to 8-K filed with the SEC on February 17, 2022
(2)	Incorporated by reference to SB-2 filed with the SEC on October 19, 2007.
(3)	Incorporated by reference to 8-K filed with the SEC on November 6, 2009.
(4)	Incorporated by reference to 10-Q filed with the SEC on August 4, 2010.
(5)	Incorporated by reference to 8-K filed with the SEC on June 1, 2015.
(6)	Incorporated by reference to 8-K filed with the SEC on June 24, 2020.
(7)	Incorporated by reference to 8-K filed February 9, 2022.
(8)	Incorporated by reference to 8-K filed with the SEC on October 9, 2015.
(9)	Incorporated by reference to 8-K filed with the SEC on December 28, 2015.
(10)	Incorporated by reference to 8-K filed with the SEC on March 14, 2016.
(11)	Incorporated by reference to S-1/A filed with the SEC on January 24, 2022.
(12)	Incorporated by reference to 8-K filed with the SEC on February 25, 2022.
(13)	Incorporated by reference to 10-K filed with the SEC on May 1, 2020.
(14)	Incorporated by reference to S-1 filed September 9, 2021.
(15)	Incorporated by reference to 8-K filed with the SEC on March 15, 2022.

Sunshine Biopharma, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

At December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunshine Biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2013

Lakewood, CO

March 21, 2022

Sunshine Biopharma, Inc.

Consolidated Condensed Balance Sheet

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash and cash equivalents	$2,045,167	$989,888
Accounts receivable	7,798	1,916
Inventory	105,650	23,771
Prepaid expenses	29,625	2,778
Deposits	7,590	7,590
Total Current Assets	2,195,830	1,025,943

Equipment (net of $64,016 and $51,485 depreciation, respectively)	7,061	19,531
Patents (net of $58,918 amortization and $556,120 impairment)	–	–

TOTAL ASSETS	$2,202,891	$1,045,474

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable, net of discount	$–	$820,454
Notes payable - related party	–	143,661
Accounts payable & accrued expenses	42,942	62,870
Interest payable	48,287	24,320
Total Current Liabilities	91,229	1,051,305

Long-term portion of notes payable	1,900,000	949,006

TOTAL LIABILITIES	1,991,229	2,000,311

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)

Preferred Stock, Series B $0.10 par value per share; Authorized 1,000,000 shares; Issued and outstanding 1,000,000 shares	100,000	100,000

Common Stock, $0.001 par value per share; Authorized 3,000,000,000 Shares; Issued and outstanding 2,591,240 and 1,732,096 at December 31, 2021 and 2020	2,591	1,732

Capital paid in excess of par value	32,787,384	19,165,029

Accumulated comprehensive income	(23,139)	(2,871)

Accumulated (Deficit)	(32,655,174)	(20,218,727)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	211,662	(954,837)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$2,202,891	$1,045,474

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Unaudited Consolidated Statement of Operations and Comprehensive Loss

	December 31,	December 31,
	2021	2020

Revenue:	$228,426	$71,410
Cost of sales	117,830	25,847
Gross profit	110,596	45,563

General & Administrative Expenses:
Accounting	118,423	81,524
Consulting	50,873	15,360
Legal	194,874	89,587
Office	248,561	148,242
Officer & director remuneration	1,215,307	271,930
Patent fees	37,742	–
R&D	672,209	1,728
Depreciation	12,741	14,066
Total General & Administrative Expenses	2,550,730	622,437

(Loss) from operations	(2,440,134)	(576,874)

Other Income (expense):
Loss on debt conversions	(9,726,485)	(2,057,513)
Foreign exchange (loss)	50	4,891
Interest expense	(328,818)	(168,105)
Miscellaneous income	–	3,000
Debt release	51,031	7,674
Interest forgiveness	7,909	2,836

Total Other (Expense)	(9,996,313)	(2,207,217)

Net (loss) before income taxes	(12,436,447)	(2,784,091)
Provision for income taxes	–	–
Net (Loss)	(12,436,447)	(2,784,091)
Other comprehensive income:
Gain (Loss) from foreign exchange translation	20,268	376
Comprehensive (Loss)	$(12,416,179)	$(2,783,715)

Basic and diluted (Loss) per common share	$(4.76)	$(2.73)

Weighted Average Common Shares Outstanding (Basic & Diluted)	2,612,061	1,020,482

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Statement of Shareholders' Equity

	Number of		Capital Paid	Number of
	Common	Common	in Excess	Preferred	Preferred	Comprehensive	Accumulated
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Income	Deficit	Total

Balance December 31, 2019	176,600	$177	$16,651,569	500,000	$50,000	$(2,495)	$(17,434,636)	$(735,385)

Common stock issued for reduction of debt and interest	1,555,497	1,555	2,513,460					2,515,015

Series B Preferred Stock				500,000	50,000			50,000

Net (loss)		–	–	–		(376)	(2,784,091)	(2,784,467)

Balance at December 31, 2020	1,732,096	$1,732	$19,165,029	1,000,000	$100,000	$(2,871)	$(20,218,727)	$(954,837)

Common stock issued for reduction of debt and interest	559,144	559	12,704,655					12,705,214

Common stock issued for services	300,000	299	917,701					918,000

Net (loss)		–	–	–	–	(20,268)	(12,436,447)	(12,456,715)

Balance at December 31, 2021	2,591,240	$2,591	$32,787,384	1,000,000	$100,000	$(23,139)	$(32,655,174)	$211,662

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Unaudited Consolidated Statement of Cash Flows

	December 31,	December 31,
	2021	2020

Cash Flows From Operating Activities:
Net (Loss)	$(12,436,447)	$(2,784,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,741	14,066
Foreign exchange (gain)	(50)	(4,891)
Stock issued for services	918,000	50,000
Stock issued for payment interest	–	42,233
Loss on debt conversion	9,726,485	2,057,513
Gain on interest and debt forgiveness	58,940	10,510
(Increase) in accounts receivable	(5,882)	(1,486)
(Increase) decrease in inventory	(81,879)	(7,861)
(Increase) in prepaid expenses	(26,847)	(1,523)
(Decrease) in Accounts Payable & accrued expenses	(18,156)	(35,012)
Increase in interest payable	23,967	3,243
Net Cash Flows (Used) in Operations	(1,829,128)	(657,299)

Cash Flows From Investing Activities:
Advances to discontinued operations	–	–
Purchase of equipment	–	(1,191)
Net Cash Flows (Used) in Investing Activities	–	(1,191)

Cash Flows From Financing Activities:
Proceeds from notes payable	3,318,500	1,674,246
Note payable used to pay fees	61,500	40,607
Payments of notes payable	(475,325)	(106,600)
Net Cash Flows Provided by Financing Activities	2,904,675	1,608,253

Cash and Cash Equivalents at Beginning of Period	989,888	40,501
Net Increase (Decrease) In Cash and cash equivalents	1,075,547	949,763
Foreign currency translation adjustment	(20,268)	(376)
Cash and Cash Equivalents at End of Period	$2,045,167	$989,888

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$38,117	$20,963
Cash paid for income taxes	$–	$–
Stock issued for note conversions	$12,705,214	$2,515,015

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1 – Description of Business

Sunshine Biopharma, Inc. (the "Company") was originally incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Until October 2009, the Company was operating as a business consultancy firm.

We are a pharmaceutical and nutritional supplement company focusing on the research and development of proprietary drugs including our anti-cancer compound Adva-27a, and anti-coronavirus lead compound, SBFM-PL4.

We also, through our wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), develop science-based nutritional supplements, and currently sell one nutritional supplement product.

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

In July 2014, the Company formed a wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”) for the purposes of offering generic pharmaceutical products in Canada and elsewhere around the world. In the first quarter of 2021, Sunshine Canada transitioned its focus to the development and marketing of Science-Based Nutritional Supplements.

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

On January 1, 2018, the Company acquired all of the issued and outstanding shares of Atlas Pharma Inc. (“Atlas”), a Canadian privately held analytical chemistry company. The purchase price for the shares was Eight Hundred Forty-Eight Thousand Dollars $848,000 Canadian ($676,748 US). The purchase price included cash payment of $100,500 Canadian ($80,289 US), plus the issuance of 250 shares of the Company’s Common Stock valued at $238,000, and a promissory note (“Atlas Debt”) in the principal amount of $450,000 Canadian ($358,407 US), with interest payable at the rate of 3% per annum. Effective April 1, 2019, the Company re-assigned all of its stock in Atlas back to the original owner in exchange for the Atlas Debt. The loss on the disposition was $580,125.

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

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its Common Stock, (the “First Reverse Stock Split”). T

Effective April 6, 2020, the Company completed another 20 to 1 reverse split of its Common Stock, (the “Second Reverse Stock Split”).

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

Effective October 6, 2020, the Company entered into a Research Agreement (the “Agreement”) with the University of Georgia Research Foundation, Inc. (“UGARF”), representing the University of Georgia (“UGA”). The purpose of the Agreement is to memorialize the terms of the Company working together with UGA to conduct the necessary research and development to advance the Company’s Anti-Coronavirus lead compound, SBFM-PL4 (or derivatives thereof) through various stages of preclinical development. The Agreement grants the Company an exclusive worldwide license for all of the intellectual property developed during the term of the Agreement, whether developed by UGA alone or jointly with the Company.

On January 26, 2021, the Company received a Notice of Allowances from the Canadian Intellectual Property Office for a new patent application covering Adva-27a. The newly issued patent contains new subject matter and extends the proprietary protection of Adva-27a in Canada until 2034.

On February 4, 2021, the Company entered into an additional research agreement and an exclusive license agreement with the University of Georgia (“UGA”) for two Anti-Coronavirus compounds which UGA had previously developed and patented. This second research agreement provides for UGA to conduct mice studies on the two UGA compounds licensed to the Company. In December 2021, the Company was informed by the University of Georgia that preliminary results of the mice study taking place indicated these two compounds have no significant effect on mice infected with SARS-CoV-2. As a result, the Company no longer plans to pursue the UGA License or further development of these two compounds.

On March 9, 2021, the Company received a Notice of Allowance from the European Patent Office for a new patent application covering Adva-27a. The newly issued patent contains new subject matter and extends the proprietary protection of Adva-27a in Europe until 2034. The equivalent patent in the United States was issued in 2019 (US Patent Number 10,272,065).

On June 25, 2021, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which the Company engaged Aegis to act as lead underwriter in connection with a proposed public offering of approximately $10 million of common stock and warrants by the Company (the “Offering”).

On October 1, 2021, the Company filed a patent application for a potential new treatment for neurodegenerative disorders. The patent application contains experimental results showing that certain mRNA molecules provide protective effects against oxidative stress in differentiated neuronal cells, a process that mimics neuronal degeneration. This new patent application has a priority date of October 1, 2021.

Effective February 9, 2022, the Company completed a 1 for 200 reverse split of its Common Stock, reducing the issued and outstanding shares of Common Stock from 518,248,099 to 2,595,620 (the “Third Reverse Stock Split”). The number of common shares authorized for issuance remained as previously established at 3,000,000,000 shares. All references to the Company’s Common Stock in this Report, including the Company's financial statements reflect the First, Second, and Third Reverse Stock Split on a retroactive basis.

On February 15, 2022, the Company entered into an underwriting agreement in connection with the Offering. Pursuant to the Offering, the Company agreed to issue 1,882,353 Units, each consisting of one share of Common Stock and two Warrants to purchase shares of Common Stock at a price of $4.25 per Unit for total gross proceeds of $8,000,000. We also granted the underwriter a 45-day option to purchase additional shares of common stock and/or warrants equal up to 15% of the number of shares and warrants, respectively, sold in the offering solely to cover over-allotments, if any.

Also on February 15, 2022, the Company’s shares of Common Stock and Warrants began trading on Nasdaq under the ticker symbol “SBFM” for the Common Stock and “SBFMW” for the Warrants.

On February 17, 2022, the Offering closed and the Company received net proceeds of $6,833,071 from the Offering. Pursuant to the Offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 warrants (including partial exercise of the over-allotment option granted to the underwriter).

On February 18, 2022, the Company entered into a research agreement with the Arizona Board of Regents on behalf of the University of Arizona (the “University of Arizona”). Pursuant to the research agreement, the University of Arizona agreed to use reasonable efforts to perform a research project focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, followed by efficacy testing in mice infected with SARS-CoV-2, in consideration for certain milestone payments to be made by the Company. Under the agreement, the University of Arizona granted the Company a first option to negotiate for a commercial, royalty-bearing license for all intellectual property invented or authored by University of Arizona personnel under the research project.

On February 22, 2022, the Company redeemed 990,000 shares of the Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share.

The Company's financial statements reflect the First, Second, and Third Reverse Stock Split on a retroactive basis and represent the consolidated activity of Sunshine Biopharma, Inc. and its subsidiaries (Sunshine Biopharma Canada Inc. and NOX Pharmaceuticals Inc.) herein collectively referred to as the "Company."

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

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $2,045,167 and $989,888 as of December 31, 2021 and December 31, 2020, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 or the equivalent in Canada.

PROPERTY AND EQUIPMENT

Property and equipment is reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2021 and 2020, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

For Canadian and US tax purposes, the Company’s 2018 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

FUNCTIONAL CURRENCY

The U.S. dollar is the functional currency of the Company which is operating in the United States. The functional currency for the Company's Canadian subsidiary is the Canadian dollar.

The Company translates its Canadian subsidiary's financial statements into U.S. dollars as follows:

•	Assets and liabilities are translated at the exchange rate in effect as of the financial statement date.

•	Income statement accounts are translated using the weighted average exchange rate for the period.

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

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2021 and 2020, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

•	Level 1 – Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 – Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 – Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2021 and 2020.

EQUITY INSTRUMENTS ISSUED TO EMPLOYEES OR NON-EMPLOYEES FOR ACQUIRING GOODS OR SERVICES

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

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the year ended December 31, 2021 no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

REVENUE RECOGNITION

As of January 1, 2018, the Company adopted ASU No. 201409, “Revenue from Contracts with Customers” (ASC 606). Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements. The guidance was effective January 1, 2018 and was applied on a modified retrospective basis. The adoption did not have an impact on the Company's financial statements. All of the revenues of the Company are revenues of the Company's wholly owned Canadian subsidiary, which sells nutritional supplements through Amazon.com and Amazon.ca.

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

LEGAL FEES

During the years ended December 31, 2021 and 2020, the legal fees incurred were related to services provided to the Company in connection with the Securities and Exchange Commission requirements and other regulatory and contracts matters.

DATE OF MANAGEMENT’S REVIEW

Subsequent events have been evaluated through March 21, 2022, which is the date the Financial Statements were available to be issued.

Note 3 – Patents

The following is a summary of the patents held by the Company at December 31, 2021:

In December 2015, the Company acquired all worldwide issued (US Patent Number 8,236,935, and US Patent Number 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound from Advanomics Corporation (now known as TRT Pharma Inc.), a related party, in exchange for an aggregate of 803,264 shares of common stock valued at $835,394 and terminated a license agreement. In 2016, the remaining value of these patents was impaired. The Company is however continuing development of the Adva-27a anticancer drug covered by these patents.

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

On October 1, 2021, the Company filed a patent application for a potential new treatment for neurodegenerative disorders. The patent application contains experimental results showing that certain mRNA molecules provide protective effects against oxidative stress in differentiated neuronal cells, a process that mimics neuronal degeneration. This new patent application has a priority date of October 1, 2021.

Note 4 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of $0.001 par value common stock and 30,000,000 shares of $0.10 par value preferred stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company has designated 850,000 shares as Series “A” Preferred Stock (“Series A”). At December 31, 2019, the Company had no issued and outstanding shares of Series A. On June 17, 2020, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) eliminating the Series A shares and the designation thereof, which shares were returned to the status of undesignated shares of Preferred Stock. In addition to eliminating the Series A shares, the Amendment also increased the number of authorized Series B Preferred Shares from Five Hundred Thousand (500,000) to One Million (1,000,000) shares. The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable. It has superior liquidation rights to the common stock at $0.10 per share and gives the holder the right to 1,000 votes per share. As of December 31, 2021, all 1,000,000 shares of the Series B Preferred Stock had been issued to the CEO of the Company.

Effective February 9, 2022, the Company completed a 1 for 200 reverse split of its Common Stock (the “Third Reverse Stock Split”). The number of Common Shares authorized for issuance remained as previously established at 3,000,000,000 shares. All references to the Company’s Common Stock in this Report, including the Company's financial statements reflect the First, Second, and Third Reverse Stock Split on a retroactive basis.

On February 22, 2022, the Company redeemed 990,000 shares of the Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share.

Through December 31, 2021 and December 31, 2020, the Company has issued and outstanding a total of 2,591,240 and 1,732,096 shares of Common Stock, respectively. Through the same periods, the Company has issued and outstanding a total of 1,000,000 shares of Series B Preferred Stock.

During the fiscal year ended December 31, 2021, the Company issued an aggregate of 559,144 shares of its Common Stock valued at $12,705,214 in connection with the conversion of $2,867,243 in debt and interest of $127,986 resulting in a loss of $9,726,485 on conversion. In addition, the Company issued 300,000 share of its Common Stock valued at $918,000 as compensation to its directors. In total, 859,114 shares of Common Stock were issued during the fiscal year ended December 31, 2021.

During the fiscal year ended December 31, 2020, the Company issued an aggregate of 1,555,495 shares of its Common Stock valued at $2,515,015 in connection with the conversion of $415,269 in debt and interest of $ 42,233 resulting in a $2,057,513 loss on conversion.

The Company has declared no dividends since inception.

Note 5 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2021	2020

Net gain (loss) attributable to Common Stock	$(12,436,447)	$(2,784,091)
Basic weighted average outstanding shares of Common Stock	2,612,061	1,020,482
Dilutive effects of common share equivalents	0	0
Dilutive weighted average outstanding shares of Common Stock	2,612,061	1,020,482
Net gain (loss) per share attributable to Common Stock	$(4.76)	$(2.73)

Note 6 – Income Taxes

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

	December 31, 2021		December 31, 2020
	Amount	Tax Effect	Amount	Tax Effect

Deferred tax assets:
Net operating loss	$12,436,447	$3,054,391	$2,791,421	$685,573
Other differences	$(337,267)	$(82,832)	$19,456	$4,779
Net deferred tax assets	$12,099,180	$2,971,559	$2,810,877	$690,532
Business credits	$42,212	$8,865	$0	$0
Valuation allowance	$(12,141,392)	$(2,980,424)	$(2,810,877)	$(690,352)

Total deferred tax asset	$0	$0	$0	$0

Deferred tax liabilities:	$0	$0	$0	$0
Net deferred tax asset	$0	$0	$0	$0

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2021 and December 31, 2020, the Company had approximately $28,040,262 and $15,941,082 respectively, in unused federal net operating loss carryforwards and $42,212 and $-0- in unused business credits, the federal net operating losses begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $2,980,424 and $690,352 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the period ended December 31, 2021 and December 31, 2020 was approximately $2,290,073 and $(451,307), respectively.

The Company’s income tax filings are subject to audit by various taxation authorities. The Company’s open audit periods are 2019, 2020, and 2021, although, the statute of limitations for the 2019 tax year will expire effective October 15, 2021. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

Note 7 – Notes Payable

The Company’s Notes Payable at December 31, 2021 consisted of the following:

A Note Payable dated December 31, 2018 having a Face Value of $136,744 and accruing interest at 12% was due December 31, 2019. On October 1, 2019, the holder of this note requested to convert $30,000 in principal amount into 7,500 shares of Common Stock, leaving a principal balance $106,744. On December 31, 2019, the Company renewed the remaining principal balance of this Note, together with accrued interest of $15,509 for a 12-month period. The new Note has a Face Value of $122,253 and accrues interest at 12%. This Note matured on December 31, 2020. On August 27, 2020, the holder of this Note transferred all of its interest therein to RB Capital and in connection with a financing agreement with RB Capital, the Company agreed to render the Note convertible at $0.20 per share. Through December 31, 2021, the entire principal amount of $122,253 of this Note and all accrued interest of $14,247 was converted into 682,500 shares of Common Stock valued at $7,884,100 resulting in a loss of $7,747,600.

On April 17, 2020, the Company’s Canadian subsidiary received a CEBA Loan (Canada Emergency Business Account Loan) from CIBC (Canadian Imperial Bank of Commerce) in the principal amount of $40,000 Canadian ($29,352 US) as part of the Canadian government’s COVID-19 relief program. The CEBA Loan is non-interest bearing if repaid on or before December 31, 2022 (the “Termination Date”). The CEBA Loan is considered repaid in full if the borrower repays 75% of the Principal Amount on or before the Termination Date. On June 15, 2021, the Company paid 75% of this loan and the remaining 25% is anticipated to be forgiven by December 31, 2022.

On April 27, 2020, the Company received a Paycheck Protection Program loan (“PPP Loan”) in the principal amount of $50,655 from the US Small Business Administration (“SBA”) as part of the US government’s COVID-19 relief program. This loan accrues interest at the rate of 1% per annum. The Company is obligated to make payments of principal and interest totaling $2,133 each month commencing on November 27, 2020, with any remaining balances due and payable on or before April 27, 2022. The proceeds derived from this loan may only be used for payroll costs, interest on mortgages, rent and utilities (“Admissible Expenses”). In addition, the Paycheck Protection Program provides for conditional loan forgiveness if the Company utilizes at least 75% of the proceeds from the loan to pay Admissible Expenses. On December 15, 2020, the Company applied to the funding bank for forgiveness of this loan per SBA guidance. On December 18, 2020, the Company received notification that the funding bank has approved forgiveness of the loan in its entirety and that it has submitted a request to the SBA for final approval. On February 22, 2021, the funding bank informed the Company that the SBA has fully forgiven the loan.

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

On July 27, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $102,000 with interest accruing at 8% is due July 27, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. On January 29, 2021, the entire principal amount of $102,000 of this Note plus accrued interest of $4,171 was converted into 25,222 shares of Common Stock valued at $484,268 resulting in a loss of $378,097.

On August 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $67,000 with interest accruing at 8% is due August 14, 2021. The Note is convertible after 180 days from issuance into Common Stock at a price 30% below market value. On February 22, 2021, the entire principal amount of $67,000 of this Note plus accrued interest of $2,680 was converted into 2,711 shares of Common Stock valued at $119,169 resulting in a loss of $49,489.

On September 14, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% which was due September 14, 2022. The Note was convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On June 2, 2021, the entire principal amount of $250,000 of this Note plus all accrued interest of $8,850 was converted into 4,314 shares of Common Stock valued at $170,841 resulting in a gain of $88,009.

On September 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $50,000, with interest accruing at 5%, which due September 24, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On December 7, 2021, the entire principal amount of $50,000 of this Note plus all accrued interest of $3,000 was converted into 883 shares of Common Stock valued at $9,717 resulting in a gain of $43,283.

On October 20, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% which was due October 20, 2022. The Note was convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On June 2, 2021, the entire principal amount of $250,000 of this Note plus all accrued interest of $7,600 was converted into 4,293 shares of Common Stock valued at $170,016 resulting in a gain of $87,584.

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

On November 24, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $260,000 with interest accruing at 8% which was due November 24, 2021. The Note was convertible after 180 days from issuance into Common Stock at a price 30% below market value. On June 1, 2021, the entire principal amount of $260,000 of this Note plus all accrued interest of $10,428 was converted into 19,329 shares of Common Stock valued at $695,078, resulting in a loss of $424,650.

On November 25, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $250,000 with interest accruing at 5% is due November 25, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On July 6, 2021, a principal amount of $240,000 of this Note plus all accrued interest of $7,688 was converted into 120,000 shares of Common Stock valued at $3,744,000 resulting in a loss of $3,504,000. The remaining principal amount of $10,000 was paid in cash.

On December 2, 2020, the Company received monies in exchange for a Note Payable having a Face Value of $104,215 with interest accruing at 5% is due December 2, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On December 7, 2021, the entire principal amount of $104,215 of this Note plus all accrued interest of $5,285 was converted into 1,825 shares of Common Stock valued at $20,075 resulting in a gain of $89,425.

On January 12, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $150,000 with interest accruing at 5% is due January 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.30 per share. On December 7, 2021, the entire principal amount of $150,000 of this Note plus all accrued interest of $6,800 was converted into 2,613 shares of Common Stock valued at $28,747 resulting in a gain of $128,053.

On January 27, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $300,000 with interest accruing at 5% is due January 27, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.50 per share. On December 7, 2021, the entire principal amount of $300,000 of this Note plus all accrued interest of $13,000 was converted into 3,130 shares of Common Stock valued at $34,430 resulting in a gain of $278,570.

On February 12, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $700,000 with interest accruing at 5% is due February 12, 2023. The Note is convertible after 180 days from issuance into Common Stock at a price equal to $0.60 per share. On December 7, 2021, the entire principal amount of $700,000 of this Note plus all accrued interest of $28,700 was converted into 6,073 shares of Common Stock valued at $66,798 resulting in a gain of $661,902.

On April 5, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $330,000 with interest accruing at 10% is due January 5, 2022. The Note is convertible after 180 days from issuance into Common Stock at a price of $0.30 per share or 35% below market value, whichever is lower. On October 13, 2021, the entire principal amount of $330,000 of this Note plus all accrued interest of $16,500 was converted into 26,250 shares of Common Stock valued at $564,385 resulting in a loss of $217,875.

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

The April 20, 2021 Note for $500,000, the July 6, 2021 Note for $900,000, and the August 18, 2021 Note for $500,000 were all paid off in full on February 17, 2022 -see Note 10 Subsequent Events.

At December 31, 2021 and December 31, 2020, total accrued interest on Notes Payable was $42,287 and $24,320, respectively.

Note 8 – Notes Payable - Related Party

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

Note 9 – Leases

The Company's arrangement in connection with its office space located in Pointe-Claire, Quebec, Canada has no short-term or long-term asset or liability value.

Note 10 – Subsequent Events

On February 17, 2022, the Company completed an underwritten public offering of shares of common stock and warrants for gross proceeds of $8 million, and in connection therewith, the Company’s common stock was uplisted to Nasdaq. The Company issued and sold an aggregate of 1,882,353 shares and 4,102,200 warrants (including partial exercise of the underwriter’s over-allotment option for 337,494 warrants). The warrants have a 5 year term and an initial exercise price of $4.25, subject to adjustment. The net proceeds from the offering were $6,833,071.

On February 17, 2022, the Company paid off a Note Payable dated April 20, 2021 by issuing cash payment in the amount of $520,753 comprised of $500,000 in principal and $20,753 in accrued interest.

On February 17, 2022, the Company paid off a Note Payable dated July 6, 2021 by issuing cash payment in the amount of $927,863 comprised of $900,000 in principal and $27,863 in accrued interest.

On February 17, 2022, the Company paid off a Note Payable dated August 18, 2021 by issuing cash payment in the amount of $512,534 comprised of $500,000 in principal and $12,534 in accrued interest.

On February 22, 2022, in an event related to the Company’s public offering completed on February 17, 2022, the Company redeemed 990,000 shares of the Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share.

On March 10, 2022, the Company entered into a securities purchase agreement with certain accredited and institutional investors for the issuance and sale in a private placement of (i) 2,301,353 shares of common stock, (ii) 1,302,251 pre-funded warrants, with each pre-funded warrant exercisable for one share of common stock, and (iii) warrants to purchase up to 3,603,604 shares of common stock. Each share of common stock and accompanying warrant were sold together at a combined offering price of $2.22, and each pre-funded warrant and accompanying warrant were sold together at a combined offering price of $2.219. The pre-funded warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the pre-funded warrants are exercised in full. The warrants have an exercise price of $2.22 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance. The private placement closed on March 14, 2022. In connection with the closing of the private placement, the exercise price of the warrants issued in the Company’s public offering that closed February 17, 2022, was reduced to $2.22, subject to further adjustment as set forth in such warrants.

On March 16, 2022, the Company issued 350,452 shares upon exercise of warrants with an exercise price of $2.22.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSHINE BIOPHARMA, INC.

Dated: March 21, 2022	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Chief Executive Officer (principal executive officer)

/s/ Camille Sebaaly
Camille Sebaaly, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Steve N. Slilaty	Chief Executive Officer and Director	March 21, 2022
Dr. Steve N. Slilaty	(Principal Executive Officer)

/s/ Camille Sebaaly	Chief Financial Officer	March 21, 2022
Camille Sebaaly	(Principal Financial and Accounting Officer)

/s/ Dr. Abderrazzak Merzouki	Director	March 21, 2022
Dr. Abderrazzak Merzouki

/s/ David Natan	Director	March 21, 2022
David Natan

/s/ Dr. Andrew Keller	Director	March 21, 2022
Dr. Andrew Keller

/s/ Dr. Rabi Kiderchah	Director	March 21, 2022
Dr. Rabi Kiderchah

35