Form 10-Q
period 2022-03-31
Sunshine Biopharma, Inc
filed 2022-05-06
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

(514) 426-6161

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock Common Stock Purchase Warrants	SBFM SBFMW	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of May 6, 2022, was 16,495,607 shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Sunshine Biopharma, Inc.

Unaudited Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$13,177,625	$2,045,167
Accounts receivable	24	7,798
Inventory	181,496	105,650
Prepaid expenses	38,632	29,625
Deposits	7,590	7,590

Total Current Assets	13,405,367	2,195,830

Equipment (net of $67,312 and $64,106 depreciation, respectively)	3,975	7,061

TOTAL ASSETS	$13,409,342	$2,202,891

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$95,234	$42,942
Interest payable	–	48,287

Total Current Liabilities	95,234	91,229

Long-term portion of notes payable	–	1,900,000

TOTAL LIABILITIES	95,234	1,991,229

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, Series B $0.10 par value per share; Authorized 1,000,000 shares; Issued and outstanding 10,000 and 1,000,000 shares as of March 31, 2022 and December 31, 2021, respectively.	1,000	100,000
Common Stock, $0.001 per share; Authorized 3,000,000,000 Shares; Issued and outstanding 7,149,778 and 2,591,240 shares as of March 31, 2022 and December 31, 2021, respectively	7,150	2,591
Capital paid in excess of par value	47,219,498	32,787,384
Accumulated comprehensive income (loss)	(22,132)	(23,139)
Accumulated (Deficit)	(33,891,408)	(32,655,174)

TOTAL SHAREHOLDERS' EQUITY	13,314,108	211,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$13,409,342	$2,202,891

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.

Unaudited Consolidated Condensed Statement of Operations and Comprehensive Loss

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
		.
Revenue:	$122,645	$40,058
Cost of Sales	59,845	18,520
Gross profit	62,800	21,538

General and administrative expenses
Accounting	73,800	41,400
Advertising	95,040	–
Consulting	5,498	10,893
Legal	136,225	7,117
Office	282,505	39,686
Officer and director remuneration	320,000	1,021,927
Patent fees	8,334	6,193
R&D	361,652	166,786
Depreciation	3,110	3,182

Total general and administrative expenses	1,286,164	1,297,184

(Loss) from operations	(1,223,364)	(1,275,646)

Other Income (expense):
Foreign exchange (loss)	(9)	(14)
Interest income	3
Interest expense	(12,864)	(49,711)
Debt release	–	51,031
Loss on debt conversions	–	(4,910,786)

Total Other (Expense)	(12,870)	(4,909,480)

Net (loss) before income taxes	(1,236,234)	(6,185,126)
Provision for income taxes	–	–
Net (Loss)	$(1,236,234)	$(6,185,126)
Other comprehensive income:
Gain (Loss) from foreign exchange translation	1,007	(2,063)
Comprehensive (Loss)	$(1,235,227)	$(6,187,189)

Basic (Loss) per common share	$(0.23)	$(2.82)

Weighted Average Common Shares Outstanding (Basic)	5,272,856	2,193,973

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.

Unaudited Consolidated Condensed Statement of Cash Flows

	3 Months	3 Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (Loss)	$(1,236,234)	$(6,185,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,110	3,182
Foreign exchange (gain) loss	9	14
Stock issued for services	–	918,000
Stock issued for payment interest	–	6,851
Loss on debt conversion	–	4,910,786
Debt release	–	(51,031)
(Increase) decrease in accounts receivable	7,774	1,916
(Increase) decrease in inventory	(73,865)	(2,889)
(Increase) in prepaid expenses	(9,007)	(8,215)
Increase (decrease) in Accounts Payable and accrued expenses	52,292	81,568
Increase (decrease) in interest payable	(48,287)	27,589
Net Cash Flows (used) in operations	(1,304,208)	(297,355)

Cash Flows from Financing Activities:
Proceeds public offering, net of offering costs	14,436,673	1,150,000
Purchase of preferred shares	(99,000)	–
Payments of notes payable	(1,900,000)	(48,000)
Net Cash Flows provided by financing activities	12,437,673	1,102,000

Cash and Cash Equivalents at Beginning of Period	2,045,167	989,888
Net Increase (Decrease) In Cash and cash equivalents	11,133,465	804,645
Foreign currency translation adjustment	(1,007)	2,063

Cash and cash equivalents at end of period	$13,177,625	$1,796,596

Supplementary Disclosure of Cash Flow Information:
Stock issued for note conversions including interest	$5,139,637	$5,139,637
Cash paid for interest	$15,271	$15,271

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.

Unaudited Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Number Of
	Common	Common	in Excess	Preferred	Preferred	Comprehensive	Accumulated
	Shares Issued	Stock	of Par Value	Shares Issued	Stock	Income	Deficit	Total
Three Months Period
Balance December 31, 2020	1,732,096	$1,732	$19,165,029	1,000,000	$100,000	$(2,871)	$(20,218,727)	$(954,837)

Common stock issued for the reduction of note payable and payment of interest	121,777	122	5,139,515	–	–	–	–	5,139,637

Common stock issued for services	300,000	300	917,700	–	–	–	–	918,000

Net (loss)	–	–	–	–	–	(2,063)	(6,185,126)	(6,187,189)

Balance at March 31, 2021	2,153,873	$2,154	$25,222,244	1,000,000	$100,000	$(4,934)	$(26,403,853)	$(1,084,389)

Balance December 31, 2021	2,595,620	$2,596	$32,787,379	1,000,000	$100,000	$(23,139)	$(32,655,174)	$211,662

Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	4,183,706	4,184	13,610,086	–	–	–	–	13,614,270

Exercise of warrants	370,452	370	822,033	–	–	–	–	822,403

Preferred stock purchased from related party	–	–	–	(990,000)	(99,000)	–	–	(99,000)

Net (loss)	–	–	–	–	–	1,007	(1,236,234)	(1,235,227)

Balance at March 31, 2022	7,149,778	$7,150	$47,219,498	10,000	$1,000	$(22,132)	$(33,891,408)	$13,314,108

See Accompanying Notes to These Financial Statements.

Sunshine Biopharma, Inc.

Notes to Unaudited Consolidated Condensed Financial Statements

For the Three Month Interim Periods Ended March 31, 2022 and 2021

Note 1 – Nature of Business and Basis of Presentation

Sunshine Biopharma, Inc. (the "Company") was originally incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Until October 2009, the Company was operating as a business consultancy firm.

Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. held an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development of the licensed Adva-27a anticancer drug.

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

On February 15, 2022, the Company entered into an underwriting agreement with Aegis Capital Corp. as underwriter, for the issuance and sale in an underwritten public offering of 1,882,353 Units, each consisting of one share of common stock and two warrants (“Tradeable Warrants”) to purchase shares of common stock at a public offering price of $4.25 per Unit for total gross proceeds of $8,000,000 (“Offering”). We also granted the underwriter a 45-day option to purchase additional shares of common stock and/or Tradeable Warrants in an amount equal up to 15% of the number of shares and Tradeable Warrants, respectively, sold in the Offering solely to cover overallotments, if any.

Also on February 15, 2022, the Company’s shares of common Stock and Tradeable Warrants began trading on Nasdaq under the ticker symbol “SBFM” for the common stock and “SBFMW” for the Tradeable Warrants.

On February 17, 2022, the Offering closed and the Company received net proceeds of $6,833,071. Pursuant to the Offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 Tradeable Warrants (including 337,494 Tradeable Warrants purchased at $0.01 per warrant resulting from partial exercise of the overallotment option granted to the underwriter).

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

On March 14, 2022, the Company completed a private placement wherein the Company sold (i) 2,301,353 shares of its Common Stock together with Investor Warrants to purchase up to 2,301,353 shares of Common Stock, and (ii) 1,302,251 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of Common Stock, together with Investor Warrants to purchase up to 1,302,251 shares of Common Stock. Each share of Common Stock and accompanying Investor Warrant were sold together at a combined offering price of $2.22, and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $2.219. The Company received approximately $8 million in gross proceeds, and $6,781,199 in net proceeds in this offering.

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three month periods ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2022. These financial statements should be read in conjunction with that report.

Reverse Stock Splits

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its common stock.

Effective April 6, 2020, the Company completed another 20 to 1 reverse split of its common stock (the “Second Reverse Stock Split”).

Effective February 9, 2022, the Company completed a 1 for 200 reverse split of its common stock (the “Third Reverse Stock Split”).

The Company's financial statements reflect the First, Second, and Third Reverse Stock Split on a retroactive basis for all periods presented and for all references to common stock, unless specifically stated otherwise.

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

Note 2 – Notes Payable

The Company’s Notes Payable at December 31, 2021 consisted of the following:

On April 20, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% due April 20, 2023. The Note was convertible after 180 days from issuance into common stock at a price equal to $0.30 per share. On February 17, 2022, the Company paid off the entire principal balance of this Note, together with accrued interest of $20,753 by making a cash payment of $520,753.

On July 6, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $900,000 with interest accruing at 5%, due July 6, 2023. The Note was convertible after 180 days from issuance into common stock at a price equal to $0.30 per share. On February 17, 2022, the Company paid off the entire principal balance of this Note, together with accrued interest of $27,863 by making a cash payment of $927,863.

On August 18, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5%, due August 18, 2023. The Note was convertible after 180 days from issuance into common stock at a price equal to $0.30 per share. On February 17, 2022, the Company paid off the entire principal balance of this Note, together with accrued of $12,534 by making a cash payment of $512,534.

As of March 31, 2022, the Company had no outstanding notes payable.

At March 31, 2022 and December 31, 2021, total accrued interest on Notes Payable was $-0- and $48,287, respectively.

Note 3 – Shareholders’ Equity

On February 17, 2022, the Company’s public offering closed and the Company received net proceeds of $6,833,071 from the offering. Pursuant to the offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 Tradeable Warrants (including 337,494 Tradeable Warrants resulting from partial exercise of the overallotment option granted to the underwriter).

On February 22, 2022, the Company redeemed 990,000 shares of Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share.

On March 14, 2022, the Company completed a private placement and received gross proceeds of approximately $8 million before deducting transaction related expenses payable by the Company. The net proceeds to the Company from this private placement were $6,781,199. In connection with this private placement, the Company issued (i) 2,301,353 shares of its common stock together with investor warrants (“Investor Warrants”) to purchase up to 2,301,353 shares of common stock, and (ii) 1,302,251 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 1,302,251 shares of common stock. Each share of common stock and accompanying Investor Warrant were sold together at a combined offering price of $2.22, and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $2.219. The Pre-Funded Warrants were immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Investor Warrants have an exercise price of $2.22 per share (subject to adjustment as set forth in the warrant), were exercisable upon issuance and will expire five years from the date of issuance.

The Company declared no dividends through March 31, 2022

Note 4 – Warrants

The Company accounts for issued warrants either as a liability or equity in accordance with ASC 480-10 or ASC 815-40. Under ASC 480-10, warrants are considered a liability if they are mandatorily redeemable and they require settlement in cash, other assets, or a variable number of shares. If warrants do not meet liability classification under ASC 480-10, the Company considers the requirements of ASC 815-40 to determine whether the warrants should be classified as a liability or as equity. Under ASC 815-40, contracts that may require settlement for cash are liabilities, regardless of the probability of the occurrence of the triggering event. Liability-classified warrants are measured at fair value on the issuance date and at the end of each reporting period. Any change in the fair value of the warrants after the issuance date is recorded in the consolidated statements of operations as a gain or loss. If warrants do not require liability classification under ASC 815-40, in order to conclude warrants should be classified as equity, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815-40 or other applicable GAAP standard. Equity-classified warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

During the three months ended March 31, 2022, the Company completed two financing events, and in connection therewith, it issued warrants as follows:

TYPE	NUMBER	EXERCISE PRICE	EXPIRY DATE
Pre-Funded Warrants	1,302,251	$0.001	Unlimited
Tradeable Warrants	4,102,200	$2.22*	February 2027
Investor Warrants	3,603,604	$2.22	March 2027

*The Tradeable Warrants had an initial exercise price of $4.25, subject to adjustment. Upon the closing of the Company’s private placement on March 14, 2022, the exercise price of the Tradeable Warrants was reduced to $2.22, in accordance with the terms thereof.

During the three months ended March 31, 2022, a total of 370,452 Tradeable Warrants were exercised resulting in aggregate proceeds of $822,403 received by the Company.

The Company’s outstanding warrants at March 31, 2022 consisted of the following:

TYPE	NUMBER	EXERCISE PRICE	EXPIRY DATE
Pre-Funded Warrants	1,302,251	$0.001	Unlimited
Tradeable Warrants	3,731,748	$2.22	February 2027
Investor Warrants	3,603,604	$2.22	March 2027

Note 5 – Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, considering common stock equivalents.

In March 2022, the Company issued and sold Pre-Funded Warrants to purchase 1,302,251 shares of common stock at a nominal exercise price of $0.001 per share (see Note 3). During the three months ended March 31, 2022, none of these warrants were exercised. As of March 31, 2021, there are 1,302,251 Pre-Funded Warrants outstanding. The shares of common stock into which the Pre-Funded Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and they are immediately exercisable upon their issuance date.

In February 2022, the Company issued 4,102,200 Tradeable Warrants pursuant to the Company’s public offering (see Note 3). In March 2022, the Company issued 3,603,604 Investor Warrants in a private placement (see Note 3). 370,452 Tradeable Warrants were exercised as of March 31, 2022, leaving 3,731,748 Tradeable Warrants outstanding. These warrants are dilutive and included in the diluted earnings per share.

Note 6 – Management Compensation

The Company paid its Officers cash compensation totaling $320,000 and $109,927 for the three months ended March 31, 2022 and 2021, respectively. Of these amounts attributable to the Company’s CEO, $60,000 and $50,000 was paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by the CEO of the Company. In addition, the Company issued 300,000 shares of common stock valued at $918,000 to its Officers during the three months ended March 31, 2021. The value of these shares was based upon the closing price of the Company’s common stock of $3.06 on the issuance date.

Note 7 – Subsequent Events

On April 28, 2022, the Company completed a private placement with certain accredited institutional investors for aggregate gross proceeds of approximately $19.5 million. The Company received net proceeds of $16,752,917 from this private placement. In connection with the private placement, the Company issued and sold (i) 2,472,820 shares of its common stock, (ii) non-tradeable warrants to purchase up to 9,725,690 shares of common stock, and (iii) 2,390,025 pre-funded warrants with each pre-funded warrant exercisable for one share of common stock. Each share of common stock and accompanying two warrants were sold together at a combined offering price of $4.01, and each pre-funded warrant and accompanying two warrants were sold together at a combined offering price of $4.009. The warrants have an exercise price of $3.76 and a term equal to five years from the issuance date.

During April 2022, a total of 1,302,251 Pre-Funded Warrants, 2,768,055 Tradeable Warrants, and 2,802,703 Investor Warrants were exercised resulting in aggregate net proceeds of $12,368,385 received by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The statements regarding Sunshine Biopharma, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in our annual report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

Overview

We are a pharmaceutical and nutritional supplement company focusing on the research and development of proprietary drugs including our anti-cancer compound Adva-27a, and anti-coronavirus lead compound, SBFM-PL4. In addition, we are engaged in the development of specific mRNA molecules for cancer therapy.

We also, through our wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), develop science-based nutritional supplements, and currently sell one nutritional supplement product, Essential 9tm.

Proprietary Drug Development Operations

SBFM-PL4 Anti-Coronavirus Treatment

The following is a summary of the development to date of our coronavirus treatment project:

•	On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the Coronavirus main protease (Mpro) and papain-like protease (PLpro). Both enzymes are essential for viral replication. In addition to being involved in maturation of specific viral proteins, PLpro is responsible for suppression of the human immune system making the virus more virulent. The small molecules covered by the patent application were designed by Dr. Steve N. Slilaty, our chief executive officer. The patent application has a priority date of May 22, 2020.

•	In August 2020, we completed the synthesis of four different potential inhibitors of PLpro. These compounds are based on the technology described in our patent application filed on May 22, 2020.

•	In September 2020, we completed the screening of our four compounds and subsequently identified a lead Anti-Coronavirus drug candidate (SBFM-PL4). The screening which pinpointed the lead compound was performed at the University of Georgia, College of Pharmacy under the leadership of Dr. Scott D. Pegan, Director of the Center for Drug Discovery and Interim Associate Head of Pharmaceutical and Biomedical Sciences.

•	The next steps in our SBFM-PL4 drug development plan will involve conducting in vitro studies followed by cell culture assays and assessment in Coronavirus infected mice before entering human clinical trials.

•	In February 2022, we expanded our search for additional PLpro inhibitors by entering into a research agreement with the University of Arizona. Pursuant to the research agreement, the University of Arizona agreed to perform a research project focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, followed by efficacy testing in mice infected with SARS-CoV-2. Under the research agreement, the University of Arizona granted us a first option to negotiate for a commercial, royalty-bearing license for all intellectual property invented or authored by University of Arizona personnel under the research project.

Adva-27a Anticancer Drug

In the area of oncology, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). Sunshine Biopharma is direct owner of all issued patents pertaining to Adva-27a including U.S. Patents Number 8,236,935 and 10,272,065.

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

The next sequence of steps in our Adva-27a development program include:

•	GMP Manufacturing of 2 kilograms for use in IND-Enabling Studies and Phase I Clinical Trials

•	IND-Enabling Studies

•	Regulatory Filing (Fast-Track status anticipated)

•	Phase I Clinical Trials (Pancreatic Cancer indication)

Adva-27a’s initial indication will be pancreatic cancer for which there are currently little or no treatment options available. We are planning to conduct our clinical trials at McGill University’s Jewish General Hospital in Montreal, Canada. All aspects of the clinical trials in Canada will employ FDA standards at all levels.

According to the American Cancer Society, nearly 1.5 million new cases of cancer are diagnosed in the U.S. each year. While particularly effective against Multidrug Resistant Cancer, we believe Adva-27a can potentially treat all cancer types, particularly those in which Topoisomerase II has been amplified. We believe that upon successful completion of Phase I Clinical Trials we may receive one or more offers from large pharmaceutical companies to purchase or license our drug. However, there are no assurances that our Phase I Trials will be successful, or if successful, that any pharmaceutical companies will make an acceptable offer to us. In the event we do not consummate such a transaction, we will require significant capital in order to secure regulatory approval, manufacture and market our new drug on our own.

mRNA Molecules as Anti-Cancer Agents

In June 2021, we initiated a new research project in which we set out to determine if certain mRNA molecules can be used as anti-cancer agents. The data collected to date have shown that certain mRNA molecules are capable of destroying cancer cells in vitro including multidrug resistant breast cancer cells (MCF-7/MDR), ovarian adenocarcinoma cells (OVCAR-3), and pancreatic cancer cells (SUIT-2). Other studies using non-transformed (normal) human cells (HMEC cells) showed that these mRNA molecules had little cytotoxic effects. These new mRNA molecules are readily adaptable for delivery into patients using the mRNA vaccine technology. In April 2022, we filed a provisional patent application in the United States covering the subject mRNA molecules. We plan to commence mice xenograft studies within approximately the next twelve months.

Nutritional Supplements Operations

Our wholly owned Canadian subsidiary, Sunshine Canada, focuses on the development and marketing of science-based nutritional supplements. In December 2018, we completed the development of Essential 9™. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized us to manufacture and sell the Essential 9™ product. Our Essential 9™ nutritional supplement tablets contain a balanced formula of the 9 Essential Amino Acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Our Essential 9™ provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. Essential 9™ is currently available on Amazon.com and Amazon.ca. Figure 3 below shows our 60-Tablet Essential 9™ product.

In November 2019, we received Health Canada approval for another nutritional supplement, a new Calcium-Vitamin D tablet. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin D™. Vitamin D is a group of steroid-like molecules responsible for increasing intestinal absorption of calcium, magnesium, and phosphate. They are also involved in multiple other biological functions, including proper functioning of the immune system, promoting healthy growth of bone, and reduction of inflammation. The most important compounds in this group are ergocalciferol (Vitamin D2) and cholecalciferol (Vitamin D3). Sunshine Biopharma’s Essential Calcium-Vitamin D™ tablets contain both of these compounds as well as calcium for optimum health benefits. We are considering potentially launching this product in 2022.

We are also developing additional nutritional supplement products. We may launch additional nutritional supplement products within approximately 1-2 years.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2022 and 2021

During the three months ended March 31, 20212, we generated $122,645 in revenues, compared to $40,058 for the three months ended March 31, 2021, an increase of $82,587. The increase is attributable to a slightly widened advertising program. All of these revenues were generated from our science-based nutritional supplements operations. The direct cost for generating these revenues was $59,845 for the three months ended March 31, 2022 (48.8%), compared to $18,520 (46.2%) for the three months ended March 31, 2021. The increase in the cost of goods sold in 2022 is due to increased manufacturing cost. Our gross profit increased to $62,800 for the three months ended March 31, 2022, compared to a gross profit of $21,538 for the same period in 2021.

General and administrative expenses during the three month period ended March 31, 2022 were $1,286,164 compared to $1,297,184 during the three month period ended March 31, 2021, a decrease of $10,420. Overall, we incurred a loss of $1,223,364 from our operations in the three month period ended March 31, 2022, compared to a loss from operations of $1,275,646 in the similar period of 2021.

In addition, we incurred $12,864 in interest expense during the three months ended March 31, 2022, compared to $49,711 in interest expense during the similar period in 2021. We incurred no losses related to debt conversion during the three months ended March 31, 2022, compared to $4,910,786 in losses arising from debt conversion during the three months ended March 31, 2021. This was due to the fact that all of our outstanding debt was paid during the quarter ended March 31, 2022 prior to the occurrence of any debt conversion events.

As a result, we incurred a net loss of $1,236,234 for the three month period ended March 31, 2022, compared to a net loss of $6,185,126 for the three month period ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash or cash equivalents of $13,177,625.

Net cash used in operating activities was $1,304,208 during the three months ended March 31, 2022, compared to $297,355 during the three month period ended March 31, 2021. The increase was a result of increased business activities including expenses related to the two financing transactions completed during the quarter ended March 31, 2022.

Cash flows provided by financing activities were $12,437,673 for the three months ended March 31, 2022, compared to $1,102,000 for the three month periods ended March 31, 2021. The increase was a result of the two financing transactions completed on February 17 and March 14, 2022.

Cash flows used in investing activities were $0 for the three months ended March 31, 2022, compared to $0 for the three month period ended March 31, 2021.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. On February 17, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in an underwritten public offering. On March 14, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in a private placement. On April 28, 2022, we received net proceeds of approximately $16.8 million from the sale of common stock and warrants in a private placement. We believe our existing cash will be sufficient to fund our operations, including general and administrative expenses, expanded research and development activities, and nutritional supplement business, for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials. Additional capital may not be available on terms acceptable to us, or at all.

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

For a detailed list of significant accounting policies, please see our annual report on Form 10-K for the fiscal year ended December 31, 2021, including our financial statements and notes thereto included therein as filed with the SEC on March 21, 2022,

Recently Adopted Accounting Standards

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

Off Balance-Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item.

Item 4. Controls and Procedures.

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

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2022, at reasonable assurance level, for the following reasons:

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

We believe that our financial statements presented in this report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 6, 2022.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

