Form 10-Q
period 2022-06-30
Sunshine Biopharma, Inc
filed 2022-08-03
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of August 3, 2022, was 18,885,632 shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Sunshine Biopharma, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$41,727,775	$2,045,167
Accounts receivable	24	7,798
Inventory	205,371	105,650
Prepaid expenses	48,562	29,625
Deposits	7,590	7,590
Total Current Assets	41,989,322	2,195,830

Equipment (net of $69,202 and $64,106 depreciation respectively)	1,642	7,061

TOTAL ASSETS	$41,990,964	$2,202,891

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$104,684	$42,942
Interest payable	–	48,287
Total Current Liabilities	104,684	91,229

Long-term portion of notes payable	–	1,900,000

TOTAL LIABILITIES	104,684	1,991,229

SHAREHOLDERS' EQUITY

Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 10,000 and 1,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,000	100,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 18,885,632 and 2,591,240 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	18,886	2,591
Capital paid in excess of par value	76,331,451	32,787,384
Accumulated comprehensive (loss)	(34,777)	(23,139)
Accumulated (Deficit)	(34,430,280)	(32,655,174)

TOTAL SHAREHOLDERS' EQUITY	41,886,280	211,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$41,990,964	$2,202,891

See Accompanying Notes.

Sunshine Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months Ended		6 Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues	$150,307	$52,874	$272,952	$92,932
Cost of sales	74,683	18,515	134,528	37,035
Gross profit	75,624	34,359	138,424	55,897

General and Administrative Expenses:
Accounting	41,060	19,800	114,860	61,200
Advertising	87,680	–	182,720	–
Consulting	101,683	21,677	107,181	32,570
Legal	109,130	95,034	245,355	102,151
Office	90,407	61,117	372,912	100,803
Officer and director remuneration	290,000	22,000	610,000	1,043,927
Patent fees	3,230	8,377	11,564	14,570
R&D	45,943	191,760	407,595	358,546
Depreciation	2,287	3,192	5,397	6,374
Total General and Administrative Expenses	771,420	422,957	2,057,584	1,720,141

(Loss) from operations	(695,796)	(388,598)	(1,919,160)	(1,664,244)

Other Income (Expense):
Foreign exchange gain (loss)	29	8	20	(6)
Interest income	146,043	2	146,046	2
Interest expense	–	(195,630)	(12,864)	(245,341)
Debt release	10,852	221	10,852	51,252
Loss on debt conversions	–	(2,295,057)	–	(7,205,843)
Total Other Income (Expense)	156,924	(2,490,456)	144,054	(7,399,936)

Net (loss) before income taxes	(538,872)	(2,879,054)	(1,775,106)	(9,064,180)
Provision for income taxes	–	–	–	–
Net (Loss)	$(538,872)	$(2,879,054)	$(1,775,106)	$(9,064,180)

(Loss) from foreign exchange translation	(12,645)	(6,702)	(11,638)	(8,765)
Comprehensive (Loss)	$(551,517)	$(2,885,756)	$(1,786,744)	$(9,072,945)

Basic (Loss) per common share	$(0.03)	$(1.21)	$(0.18)	$(3.96)

Weighted Average Common Shares Outstanding (Basic)	15,849,518	2,392,602	9,691,265	2,293,836

See Accompanying Notes.

Sunshine Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	6 Months Ended
	June 30,	June 30,
	2022	2021

Cash Flows From Operating Activities:
Net (Loss)	$(1,775,106)	$(9,064,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,397	6,374
Foreign exchange (gain) loss	(20)	(6)
Stock issued for services	–	918,000
Stock issued for payment interest	–	38,422
Loss on debt conversion	–	7,205,843
Debt release	(10,852)	(51,252)
Decrease in accounts receivable	7,774	1,916
(Increase) decrease in inventory	(99,721)	(27,736)
(Increase) in prepaid expenses	(18,937)	(12,907)
Increase (decrease) in accounts payable and accrued expenses	61,742	35,524
Increase (decrease) in interest payable	(48,287)	33,795
Net Cash Flows (Used) in Operations	(1,878,010)	(916,207)

Cash Flows From Financing Activities:
Proceeds public offering net	43,560,363	1,918,500
Note payable to pay fees	(99,000)	61,500
Payments of notes payable	(1,900,000)	(327,352)
Net Cash Flows Provided by Financing Activities	41,561,363	1,652,648

Cash and Cash Equivalents at Beginning of Period	2,045,167	989,888
Net increase in cash and cash equivalents	39,683,353	736,441
Effect of exchange rate changes on cash	(12,383)	–
Foreign currency translation adjustment	11,638	8,765
Cash and Cash Equivalents at End of Period	$41,727,775	$1,735,094

Supplemental Cash Flow Information:
Stock issued for note conversions including interest	$–	$8,237,072
Cash paid for interest	$61,151	$142,152
Cash paid for income taxes	$–	$–

See Accompanying Notes.

Sunshine Biopharma, Inc.

Condensed Consolidated Statements of Shareholders' Equity (Unaudited)

	Number Of Common		Capital Paid in Excess	Number Of Preferred
	Shares	Common	of Par	Shares	Preferred	Comprehensive	Accumulated
	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total
Three Month Period
Balance at March 31, 2022	7,149,778	$7,150	$47,219,498	10,000	$1,000	$(22,132)	$(33,891,408)	$13,314,108

Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	2,472,820	2,473	16,750,442	–	–	–	–	16,752,915

Exercise of warrants	9,263,034	9,263	12,361,511	–	–	–	–	12,370,774

Net (loss)	–	–	–	–	–	(12,645)	(538,872)	(551,517)

Balance at June 30, 2022	18,885,632	$18,886	$76,331,451	10,000	1,000	$(34,777)	$(34,430,280)	41,886,280

Six Month Period
Balance December 31, 2021	2,595,620	$2,596	$32,787,379	1,000,000	$100,000	$(23,139)	$(32,655,174)	$211,662

Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	6,656,526	6,657	30,360,528	–	–	–	–	30,367,185

Exercise of warrants	9,633,486	9,633	13,183,544	–	–	–	–	13,193,177

Preferred stock purchased from related party	–	–	–	(990,000)	(99,000)	–	–	(99,000)

Net (loss)	–	–	–	–	–	(11,638)	(1,775,106)	(1,786,744)

Balance at June 30, 2022	18,885,632	$18,886	$76,331,451	10,000	1,000	$(34,777)	$(34,430,280)	41,886,280

Three Month Period
Balance March 31, 2021	2,325,030	$2,325	$25,222,073	1,000,000	$100,000	$(4,934)	$(26,403,853)	$(1,084,389)

Common stock issued for the reduction of notes payable and payment of interest	105,437	105	3,097,330	–	–	–	–	3,097,435

Net (loss)	–	–	–	–	–	(6,702)	(2,879,054)	(2,885,756)

Balance at June 30, 2021	2,430,466	$2,430	$28,319,403	1,000,000	$100,000	$(11,636)	$(29,282,907)	$(872,710)

Six Month Period
Balance December 31, 2020	1,732,096	$1,732	$19,165,029	1,000,000	$100,000	$(2,871)	$(20,218,727)	$(954,837)

Common stock issued for the reduction of note payable and payment of interest	398,370	398	8,236,674	–	–	–	–	8,237,072

Common stock issued for services	300,000	300	917,700	–	–	–	–	918,000

Net (loss)	–	–	–	–	–	(8,765)	(9,064,180)	(9,072,945)

Balance at June 30, 2021	2,430,466	$2,430	$28,319,403	1,000,000	$100,000	$(11,636)	$(29,282,907)	$(872,710)

See Accompanying Notes.

Sunshine Biopharma, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Month Interim Periods Ended June 30, 2022 and 2021

Note 1 – Nature of Business

Sunshine Biopharma, Inc. (the “Company”) was originally incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Until October 2009, the Company was operating as a business consultancy firm.

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

In December 2018, the Company launched its first Science-Based Nutritional Supplements product, Essential 9™, an over-the-counter capsule comprised of the nine (9) essential amino acids that the human body cannot make. Essential 9™ has been authorized for marketing by Health Canada under NPN 80089663.

On May 22, 2020, the Company filed a provisional patent application in the United States for a new treatment for Coronavirus infections. The Company’s patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro, an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020. On April 30, 2021, the Company filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro. The priority date of May 22, 2020 has been maintained in the newly filed PCT application. The Company’s lead Anti-Coronavirus compound arising from these patents bears the laboratory name SBFM-PL4.

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

Effective February 9, 2022, the Company completed a 200-for-1 reverse split of its common stock. On February 15, 2022, the Company entered into an underwriting agreement with Aegis Capital Corp. as underwriter, for the issuance and sale in an underwritten public offering of 1,882,353 Units, each consisting of one share of common stock and two warrants (“Tradeable Warrants”) to purchase shares of common stock at a public offering price of $4.25 per Unit for total gross proceeds of $8,000,000 (“Public Offering”). On February 17, 2022, the Public Offering closed and the Company received net proceeds of $6,833,071. Pursuant to the Public Offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 Tradeable Warrants (including 337,494 Tradeable Warrants purchased at $0.01 per warrant resulting from partial exercise of the overallotment option granted to the underwriter). In connection with these transactions, the Company’s shares of common stock and Tradeable Warrants began trading on Nasdaq under the symbol “SBFM” for the common stock and “SBFMW” for the Tradeable Warrants.

On February 18, 2022, the Company entered into a research agreement (the “SRA”) with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the SRA, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona personnel under the Research Project. In addition, the Company and the University of Arizona entered into an Option Agreement whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project.

On February 22, 2022, the Company redeemed 990,000 shares of the Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share.

On March 14, 2022, the Company completed a private placement wherein the Company sold (i) 2,301,353 shares of its common stock together with warrants (the “Investor Warrants”) to purchase up to 2,301,353 shares of common stock, and (ii) 1,302,251 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 1,302,251 shares of common stock. Each share of common stock and accompanying Investor Warrant were sold together at a combined offering price of $2.22, and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $2.219. The Company received approximately $8 million in gross proceeds, and $6,781,199 in net proceeds in this offering.

On April 28, 2022, the Company completed another private placement and received net proceeds of $16,752,915. In connection with this private placement, the Company issued (i) 2,472,820 shares of its common stock together with warrants (“April Warrants”) to purchase up to 4,945,640 shares of common stock, and (ii) 2,390,025 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with April Warrants to purchase up to 4,780,050 shares of common stock. Each share of common stock and accompanying two April Warrants were sold together at a combined offering price of $4.01, and each Pre-Funded Warrant and accompanying two April Warrants were sold together at a combined offering price of $4.01, and each Pre-Funded Warrant and accompanying two April Warrants were sold together at a combined offering price of $4.009. The Pre-Funded Warrants were immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The April Warrants have an exercise price of $3.76 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the six month periods ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2022. These financial statements should be read in conjunction with that report.

Note 3 – Impact of Coronavirus (COVID-19) Pandemic

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

Note 4 – Reverse Stock Splits

Effective February 1, 2019, the Company completed a 20 to 1 reverse split of its common stock (the “First Reverse Stock Split”).

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

Note 5 – Notes Payable

As of June 30, 2022 and December 31, 2021, the Company had $-0- and $1,900,000, respectively in notes payable outstanding. At June 30, 2022 and December 31, 2021, total accrued interest on Notes Payable was $-0- and $48,287, respectively.

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

Note 6 – Shareholders’ Equity

On February 17, 2022, the Company’s Public Offering closed and the Company received net proceeds of $6,833,071 from the offering. Pursuant to the Public Offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 Tradeable Warrants (including 337,494 Tradeable Warrants resulting from partial exercise of the overallotment option granted to the underwriter).

On February 22, 2022, the Company redeemed 990,000 shares of Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share.

On March 14, 2022, the Company completed a private placement and received net proceeds of $6,781,199. In connection with this private placement, the Company issued (i) 2,301,353 shares of its common stock together with investor warrants (“Investor Warrants”) to purchase up to 2,301,353 shares of common stock, and (ii) 1,302,251 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 1,302,251 shares of common stock. Each share of common stock and accompanying Investor Warrant were sold together at a combined offering price of $2.22, and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $2.219. The Pre-Funded Warrants were immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Investor Warrants have an exercise price of $2.22 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

On April 28, 2022, the Company completed another private placement and received net proceeds of $16,752,915. In connection with this private placement, the Company issued (i) 2,472,820 shares of its common stock together with warrants (“April Warrants”) to purchase up to 4,945,640 shares of common stock, and (ii) 2,390,025 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with April Warrants to purchase up to 4,780,050 shares of common stock. Each share of common stock and accompanying two April Warrants were sold together at a combined offering price of $4.01 and each Pre-Funded Warrant and accompanying two April Warrants were sold together at a combined offering price of $4.009. The Pre-Funded Warrants were immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The April Warrants have an exercise price of $3.76 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

The Company declared no dividends through June 30, 2022.

Note 7 – Warrants

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

During the six months ended June 30, 2022, the Company completed three financing events, and in connection therewith, it issued warrants as follows:

TYPE	NUMBER	EXERCISE PRICE	EXPIRY DATE
Pre-Funded Warrants	3,692,276	$0.001	Unlimited
Tradeable Warrants	4,102,200	$2.22*	February 2027
Investor Warrants	3,603,604	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027

*	The Tradeable Warrants had an initial exercise price of $4.25, subject to adjustment. Upon the closing of the Company’s private placement on March 14, 2022, the exercise price of the Tradeable Warrants was reduced to $2.22, in accordance with the terms thereof.

During the six months ended June 30, 2022, all of the Pre-Funded Warrants and a total of 3,138,507 Tradeable Warrants were exercised resulting in aggregate proceeds of $6,971,178 received by the Company. In addition, during the six months ended June 30, 2022, a total of 2,802,703 Investor Warrants and -0- April Warrants were exercised resulting in aggregate proceeds of $ $6,222,001 received by the Company.

The Company’s outstanding warrants at June 30, 2022 consisted of the following:

TYPE	NUMBER	EXERCISE PRICE	EXPIRY DATE
Pre-Funded Warrants	None	$0.001	Unlimited
Tradeable Warrants	963,693	$2.22	February 2027
Investor Warrants	800,901	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027

Note 8 – Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, taking into consideration common stock equivalents.

In February 2022, the Company issued 4,102,200 Tradeable Warrants pursuant to the Company’s Public Offering. In March and April 2022, the Company issued 3,603,604 Investor Warrants and 9,725,690 April Warrants pursuant to two private placements. As of June 30, 2022, 3,138,507 Tradeable Warrants, 2,802,703 Investor Warrants, and -0- April Warrants were exercised, leaving 963,693 Tradeable Warrants, 800,901 Investor Warrants and 9,725,690 April Warrants outstanding. These warrants are dilutive and were included in the diluted earnings per share.

In March and April 2022, the Company issued and sold Pre-Funded Warrants to purchase an aggregate of 3,692,276 shares of common stock at a nominal exercise price of $0.001 per share (see Note 3). During the six months ended June 30, 2022, all of these warrants were exercised and therefore had no remaining dilutive effect.

Note 9 – Management and Director Compensation

The Company paid its officers cash compensation totaling $240,000 and $25,000 and $510,000 and $125,927 for the three and six month periods ended June 30, 2022 and 2021, respectively. Of these amounts attributable to the Company’s CEO, $110,000 was paid to Advanomics Corporation (now known as TRT Pharma Inc.), a company controlled by the CEO of the Company. In addition, the Company issued 300,000 shares of common stock valued at $918,000 to its officers during the three months ended June 30, 2021. The value of these shares was based upon the closing price of the Company’s common stock of $3.06 on the issuance date.

The Company paid its directors cash compensation totaling $50,000 and $-0- for the three and six month periods ended June 30, 2022 and 2021, respectively.

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

A. Overview

We are a pharmaceutical and nutritional supplement company focusing on the research and development of proprietary drugs including our anticancer compound Adva-27a, our anticancer K1.1 mRNA molecules, and anti-coronavirus lead compound, SBFM-PL4.

We also, through our wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), develop science-based nutritional supplements, and currently sell one nutritional supplement product, Essential 9tm.

B. Proprietary Drug Development Operations

SBFM-PL4 Anti-Coronavirus Treatment

The following is a summary of the development to date of our coronavirus treatment project:

•	On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the Coronavirus main protease (Mpro) and papain-like protease (PLpro). Both enzymes are essential for viral replication. In addition to being involved in maturation of specific viral proteins, PLpro is responsible for suppression of the human immune system making the virus more virulent. The small molecules covered by the patent application were designed by Dr. Steve N. Slilaty, our chief executive officer. The patent application has a priority date of May 22, 2020.

•	In August 2020, we completed the synthesis of four different potential inhibitors of PLpro. These compounds are based on the technology described in our patent application filed on May 22, 2020.

•	In September 2020, we completed the screening of our four compounds and subsequently identified a lead Anti-Coronavirus drug candidate (SBFM-PL4). The screening which pinpointed the lead compound was performed at the University of Georgia, College of Pharmacy under the leadership of Dr. Scott D. Pegan, Director of the Center for Drug Discovery at the time.

•	The next steps in our SBFM-PL4 drug development plan will involve conducting additional in vitro studies followed by cell culture assays and assessment in Coronavirus infected mice before entering human clinical trials.

•	In February 2022, we expanded our search for additional PLpro inhibitors by entering into a research agreement with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the agreement, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona personnel under the Research Project. In addition, the Company and the University of Arizona entered into an Option Agreement whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project.

Adva-27a Anticancer Compound

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

The next sequence of steps in our Adva-27a development program includes:

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

K1.1 Anti-cancer mRNA

In June 2021, we initiated a new research project in which we set out to determine if certain mRNA molecules can be used as anti-cancer agents. The data collected to date have shown that a selected group of mRNA molecules are capable of destroying cancer cells in vitro including multidrug resistant breast cancer cells (MCF-7/MDR), ovarian adenocarcinoma cells (OVCAR-3), and pancreatic cancer cells (SUIT-2). Other studies using non-transformed (normal) human cells (HMEC cells) showed that these mRNA molecules had little cytotoxic effects. These new mRNA molecules, bearing the laboratory name K1.1, are readily adaptable for delivery into patients using the mRNA vaccine technology. In April 2022, we filed a provisional patent application in the United States covering the subject mRNA molecules. We plan to commence mice xenograft studies within approximately the next twelve months.

C. Nutritional Supplements Operations

Our wholly owned Canadian subsidiary, Sunshine Canada, focuses on the development and marketing of science-based nutritional supplements. In December 2018, we completed the development of our first nutritional supplement product which we named Essential 9™. On December 14, 2018, Health Canada issued NPN 80089663 through which it authorized us to manufacture and sell the Essential 9™ product. Our Essential 9™ nutritional supplement product was originally launched as a tablet and has now been reformatted into vegan capsules. Our Essential 9tm capsules contain a balanced formula of the 9 Essential Amino Acids that the human body cannot make. Essential Amino Acids are 9 out of the 20 amino acids required for protein synthesis. Proteins are involved in all body functions – From the musculature and immune system to hormones and neurotransmitters. Like vitamins, Essential Amino Acids cannot be made by the human body and must be obtained through diet. Deficiency in one or more of the 9 Essential Amino Acids can lead to loss of muscle mass, fatigue, weight gain and reduced ability to build muscle mass in athletes. Our Essential 9™ provides all 9 Essential Amino Acids in freeform and in the proportions recommended by Health Canada. Essential 9™ is currently available on Amazon.com and Amazon.ca. Figure 3 below shows our reformatted 60-Capsule Essential 9™ product.

Figure 3

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

We are also developing additional nutritional supplement products. We may launch additional nutritional supplement products in 2022.

D. Results of Operations

Comparison of results of operations for the three months ended June 30, 2022 and 2021

During the three months ended June 30 2022, we generated revenues of $150,307, compared to revenue of $52,874 for the three months ended June 30, 2021. The increase is attributable to new advertising campaigns. All of these revenues were generated from our science-based nutritional supplements operations. The direct cost for generating these revenues was $74,683 for the three months ended June 30, 2022 (49.7%), compared to $18,515 (35.0%) for the three months ended June 30, 2021. The increase in cost of sales in 2022 is due to increased cost of manufacturing. Our gross profit increased to $75,624 for the three months ended June 30, 2022, compared to a gross profit of $34,359 for the same period in 2021.

General and administrative expenses during the three month period ended June 30, 2022 were $771,420 compared to $422,957 during the three month period ended June 30, 2021, an increase of $348,463. Overall, we incurred a loss of $695,796 from our operations in the three month period ended June 30, 2022, compared to a loss from operations of $388,598 in the similar period of 2021.

In addition, we had interest income of $146,043, interest expense of $0, and debt release of $10,852 during the three months ended June 30, 2022, compared to interest income of $2, interest expense of $195,630, and debt release of $221 during the three months ended June 30, 2021. This was primarily due to the transitioning of our financing from convertible debt to equity. We incurred no losses related to debt conversion during the three months ended June 30, 2022, compared to $2,295,057 in losses arising from debt conversion during the three months ended June 30, 2021. This was also due to the transitioning of our financing from convertible debt to equity.

As a result, we incurred a net loss of $538,872 for the three month period ended June 30, 2022, compared to a net loss of $2,879,054 for the three month period ended June 30, 2021.

Comparison of results of operations for the six months ended June 30, 2022 and 2021

During the six months ended June 30 2022, we generated revenues of $272,952, compared to revenue of $92,932 for the six months ended June 30, 2021. The increase is attributable to new advertising campaigns. All of these revenues were generated from our science-based nutritional supplements operations. The direct cost for generating these revenues was $134,528 for the six months ended June 30, 2022 (49.3%), compared to $37,035 (39.9%) for the six months ended June 30, 2021. The increase in cost of sales in 2022 is due to increased cost of manufacturing. Our gross profit increased to $138,424 for the six months ended June 30, 2022, compared to a gross profit of $55,897 for the same period in 2021.

General and administrative expenses during the six month period ended June 30, 2022 were $2,057,584 compared to $1,720,141 during the six month period ended June 30, 2021, an increase of $337,443. Overall, we incurred a loss of $1,919,160 from our operations in the six month period ended June 30, 2022, compared to a loss from operations of $1,664,244 in the similar period of 2021.

In addition, we had interest income of $146,046, interest expense of $12,864, and debt release of $10,852 during the six months ended June 30, 2022, compared to interest income of $2, interest expense of $245,341, and debt release of $51,252 during the six months ended June 30, 2021. This was primarily due to the transitioning of our financing from convertible debt to equity. We incurred no losses related to debt conversion during the six months ended June 30, 2022, compared to $7,205,843 in losses arising from debt conversion during the six months ended June 30, 2021. This was also due to the transitioning of our financing from convertible debt to equity.

As a result, we incurred a net loss of $1,775,106 for the six month period ended June 30, 2022, compared to a net loss of $9,064,180 for the six month period ended June 30, 2021.

E. Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $41,727,775.

Net cash used in operating activities was $1,878,010 during the six months ended June 30, 2022, compared to $916,207 during the six month period ended June 30, 2021. The increase was a result of expenses related to the three equity financings we completed in February, March and April 2022.

Cash flows provided by financing activities were $41,561,363 for the six months ended June 30, 2022, compared to $1,652,648 for the six month period ended June 30, 2021. The increase was a result of the three equity financings we completed in February, March and April 2022.

Cash flows used in investing activities were $0 for the six months ended June 30, 2022, compared to $0 for the six month period ended June 30, 2021.

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

F. Critical Accounting Policies and Estimates

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

G. Off Balance-Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item.

Item 4. Controls and Procedures.

A. Evaluation of Disclosure Controls and Procedures

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022, at reasonable assurance level.

B. Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2022, the Company issued 2,802,703 shares of common stock upon exercise of warrants with an exercise price of $2.22, and 3,692,276 shares of common stock upon exercise of pre-funded warrants with an exercise price of $0.001.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 3, 2022.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

