Form 10-Q
period 2022-09-30
Sunshine Biopharma, Inc
filed 2022-11-07
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of November 7, 2022, was 22,585,632 shares.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Sunshine Biopharma, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	Unaudited
ASSETS

Current Assets:
Cash and cash equivalents	$40,555,931	$2,045,167
Accounts receivable	22	7,798
Inventory	269,641	105,650
Prepaid expenses	27,390	29,625
Deposits	7,590	7,590
Total Current Assets	40,860,574	2,195,830

Equipment, net	3,770	7,061

TOTAL ASSETS	$40,864,344	$2,202,891

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$480,209	$42,942
Interest payable	–	48,287
Total Current Liabilities	480,209	91,229

Long-term portion of notes payable	–	1,900,000

TOTAL LIABILITIES	480,209	1,991,229

SHAREHOLDERS' EQUITY

Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 10,000 and 1,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,000	100,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 18,885,632 and 2,591,240 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	18,886	2,591
Capital paid in excess of par value	76,331,451	32,787,384
Accumulated comprehensive (loss)	(79,903)	(23,139)
Accumulated (deficit)	(35,887,299)	(32,655,174)

TOTAL SHAREHOLDERS' EQUITY	40,384,135	211,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$40,864,344	$2,202,891

See Accompanying Notes.

Sunshine Biopharma, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months Ended		9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
		.		.
Revenues	$132,808	$50,376	$405,760	$143,308
Cost of sales	65,783	19,506	200,311	56,541
Gross profit	67,025	30,870	205,449	86,767

General and Administrative Expenses:
Accounting	122,913	35,000	237,773	96,200
Advertising and Marketing	217,666	–	400,386	–
Consulting	162,852	20,598	270,033	53,168
Legal	142,883	56,923	388,238	159,074
Office	76,818	58,959	449,730	159,762
Officer and director remuneration	695,000	130,000	1,305,000	1,173,927
Patent fees	3,584	1	15,148	14,571
R&D	362,500	222,465	770,095	581,011
Depreciation	789	3,183	6,186	9,557
Total General and Administrative Expenses	1,785,005	527,129	3,842,589	2,247,270

(Loss) from operations	(1,717,980)	(496,259)	(3,637,140)	(2,160,503)

Other Income (Expense):
Foreign exchange gain	25	37	45	31
Interest income	260,938	–	406,984	–
Interest expense	(2)	(46,849)	(12,866)	(292,188)
Debt forgiveness	–	7,688	10,852	58,940
Loss on debt conversions	–	(3,504,000)	–	(10,709,843)
Total Other Income (Expense)	260,961	(3,543,124)	405,015	(10,943,060)

Net (loss) before income taxes	(1,457,019)	(4,039,383)	(3,232,125)	(13,103,563)
Provision for income taxes	–	–	–	–
Net (Loss)	$(1,457,019)	$(4,039,383)	$(3,232,125)	$(13,103,563)

(Loss) from foreign exchange translation	(45,126)	(5,839)	(56,764)	(14,604)
Comprehensive (Loss)	$(1,502,145)	$(4,045,222)	$(3,288,889)	$(13,118,167)

Basic (loss) per common share	$(0.08)	$(1.59)	$(0.26)	$(5.73)

Weighted Average Common Shares Outstanding (Basic)	18,885,632	2,542,640	12,789,733	2,287,682

See Accompanying Notes.

Sunshine Biopharma, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	9 Months Ended
	September 30,	September 30,
	2022	2021

Cash Flows From Operating Activities:
Net (Loss)	$(3,232,125)	$(13,103,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,186	9,557
Foreign exchange (gain) loss	45	(31)
Stock issued for services	–	918,000
Stock issued for payment interest	–	38,201
Loss on debt conversion	–	10,709,843
Debt forgiveness	(10,852)	(58,940)
Decrease in accounts receivable	7,776	787
(Increase) in inventory	(163,991)	(47,539)
(Increase) decrease in prepaid expenses	2,235	(22,268)
Increase (decrease) in Accounts Payable & accrued expenses	437,267	(13,778)
Increase (decrease) in interest payable	(48,287)	52,716
Net Cash Flows (Used) in Operations	(3,001,746)	(1,517,015)

Cash Flows From Financing Activities:
Proceeds public offerings, net	43,560,363	3,318,500
Purchase of preferred shares	(99,000)	61,500
Payments of notes payable	(1,900,000)	(451,661)
Net Cash Flows Provided by Financing Activities	41,561,363	2,928,339

Cash and Cash Equivalents at Beginning of Period	2,045,167	989,888
Net increase in cash and cash equivalents	38,559,617	1,411,324
Effect of exchange rate changes on cash	(105,617)	–
Foreign currency translation adjustment	56,764	(14,604)
Cash and Cash Equivalents at End of Period	$40,555,931	$2,386,608

Supplementary Disclosure of Cash Flow Information:
Stock issued for note conversions including interest	$–	$11,981,072
Cash paid for interest	$61,151	$155,081
Cash paid for income taxes	$–	$–

See Accompanying Notes.

Sunshine Biopharma, Inc.

Condensed Consolidated Statement of Shareholders' Equity (Unaudited)

	Number Of Common		Capital Paid in Excess	Number Of Preferred
	Shares	Common	of Par	Shares	Preferred	Comprehensive	Accumulated
	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total
Three Month Period
Balance at June 30, 2022	18,885,632	$18,886	$76,331,451	10,000	$1,000	$(34,777)	$(34,430,280)	$41,886,280

Net (loss)	–	–	–	–	–	(45,126)	(1,457,019)	(1,502,145)

Balance at September 30, 2022	18,885,632	$18,886	$76,331,451	10,000	1,000	$(79,903)	$(35,887,299)	40,384,135

Nine Month Period
Balance December 31, 2021	2,595,620	$2,596	$32,787,379	1,000,000	$100,000	$(23,139)	$(32,655,174)	$211,662

Common stock and pre-funded warrants issued in an underwritten public and private offerings, net of issuance costs	6,656,526	6,657	30,360,528	–	–	–	–	30,367,185

Exercise of warrants	9,633,486	9,633	13,183,544	–	–	–	–	13,193,177

Preferred stock purchased from related party	–	–	–	(990,000)	(99,000)	–	–	(99,000)

Net (loss)	–	–	–	–	–	(56,764)	(3,232,125)	(3,288,889)

Balance at September 30, 2022	18,885,632	$18,886	$76,331,451	10,000	$1,000	$(79,903)	$(35,887,299)	$40,384,135

Three Month Period
Balance June 30, 2021	2,430,466	$2,430	$28,319,403	1,000,000	$100,000	$(11,636)	$(29,282,907)	$(872,710)

Common stock issued for the reduction of notes payable and payment of interest	120,000	120	3,743,880	–	–	–	–	3,744,000

Net (loss)	–	–	–	–	–	(5,839)	(4,039,383)	(4,045,222)

Balance at September 30, 2021	2,550,466	$2,550	$32,063,283	1,000,000	$100,000	$(17,475)	$(33,322,290)	$(1,173,932)

Nine Month Period
Balance December 31, 2020	1,732,096	$1,732	$19,165,029	1,000,000	$100,000	$(2,871)	$(20,218,727)	$(954,837)

Common stock issued for the reduction of note payable and payment of interest	518,370	518	11,980,554	–	–	–	–	11,981,072

Common stock issued for services	300,000	300	917,700	–	–	–	–	918,000

Net (loss)	–	–	–	–	–	(14,604)	(13,103,563)	(13,118,167)

Balance at September 30, 2021 (unaudited)	2,550,466	$2,550	$32,063,283	1,000,000	$100,000	$(17,475)	$(33,322,290)	$(1,173,932)

See Accompanying Notes.

Sunshine Biopharma, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Month Interim Periods Ended September 30, 2022 and 2021

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

In December 2015, the Company acquired all issued (US Patent Number 8,236,935, and 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound from Advanomics Corporation, a related party, and terminated the License Agreement. In 2016, the remaining value of these patents was impaired. The Company is however continuing development of the Adva-27a anticancer drug covered by these patents.

In December 2018, the Company launched a Science-Based Nutritional Supplements product, Essential 9™, an over-the-counter capsule comprised of the nine (9) essential amino acids that the human body cannot make. Essential 9™ has been authorized for marketing by Health Canada under NPN 80089663.

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

On February 18, 2022, the Company entered into a research agreement (the “SRA”) with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the SRA, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona personnel under the Research Project. In addition, the Company and the University of Arizona entered into an Option Agreement whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project. Intending to move forward with the technology, the Company submitted a Notice of Option Exercise to the University of Arizona on September 13, 2022.

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

On October 20, 2022, the Company acquired Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company. Based in the greater Montreal area, Nora Pharma has 36 employees and operates in a 15,000 square foot facility certified by Health Canada. Nora Pharma currently offers over 50 pharmaceutical products, including generic prescription drugs, over-the-counter products and biosimilars. Nora Pharma sales were $10.7 million (USD) during its fiscal year ended June 30, 2022.

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the nine month periods ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2021 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2022. These financial statements should be read in conjunction with that report.

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

Note 5 – Notes Payable

As of September 30, 2022 and December 31, 2021, the Company had $0 and $1,900,000, respectively in notes payable outstanding. At September 30, 2022 and December 31, 2021, total accrued interest on Notes Payable was $0 and $48,287, respectively.

The Company’s Notes Payable at December 31, 2021 consisted of the following:

On April 20, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5% due April 20, 2023. The Note was convertible after 180 days from issuance into common stock at a price equal to $0.30 per share. On February 17, 2022, the Company paid off the entire principal balance of this Note, together with accrued interest of $20,753 by making cash payment of $520,753.

On July 6, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $900,000 with interest accruing at 5%, due July 6, 2023. The Note was convertible after 180 days from issuance into common stock at a price equal to $0.30 per share. On February 17, 2022, the Company paid off the entire principal balance of this Note, together with accrued interest of $27,863 by making cash payment of $927,863.

On August 18, 2021, the Company received monies in exchange for a Note Payable having a Face Value of $500,000 with interest accruing at 5%, due August 18, 2023. The Note was convertible after 180 days from issuance into common stock at a price equal to $0.30 per share. On February 17, 2022, the Company paid off the entire principal balance of this Note, together with accrued of $12,534 by making cash payment of $512,534.

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

On March 14, 2022, the Company completed a private placement and received net proceeds of $6,781,199. In connection with this private placement, the Company issued (i) 2,301,353 shares of its common stock together with investor warrants (“Investor Warrants”) to purchase up to 2,301,353 shares of common stock, and (ii) 1,302,251 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 1,302,251 shares of common stock. Each share of common stock and accompanying Investor Warrant were sold together at a combined offering price of $2.22 and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $2.219. The Pre-Funded Warrants were immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Investor Warrants have an exercise price of $2.22 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

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

The Company declared no dividends through September 30, 2022.

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

During the nine months ended September 30, 2022, the Company completed three financing events, and in connection therewith, it issued warrants as follows:

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

During the nine months ended September 30, 2022, all of the Pre-Funded Warrants and a total of 3,138,507 Tradeable Warrants were exercised resulting in aggregate proceeds of $6,971,178 received by the Company. In addition, during the nine months ended September 30, 2022, a total of 2,802,703 Investor Warrants were exercised resulting in aggregate proceeds of $6,222,001 received by the Company.

The Company’s outstanding warrants at September 30, 2022 consisted of the following:

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

In February 2022, the Company issued 4,102,200 Tradeable Warrants pursuant to the Company’s Public Offering. In March and April 2022, the Company issued 3,603,604 Investor Warrants and 9,725,690 April Warrants pursuant to two private placements. As of September 30, 2022, 3,138,507 Tradeable Warrants, 2,802,703 Investor Warrants, and -0- April Warrants were exercised, leaving 963,693 Tradeable Warrants, 800,901 Investor Warrants and 9,725,690 April Warrants outstanding. These warrants are dilutive and were included in the diluted earnings per share.

In March and April 2022, the Company issued and sold Pre-Funded Warrants to purchase an aggregate of 3,692,276 shares of common stock at a nominal exercise price of $0.001 per share (see Note 3). During the nine months ended September 30, 2022, all of these warrants were exercised and therefore had no remaining dilutive effect.

Note 9 – Management and Director Compensation

The Company paid its officers cash compensation totaling $595,000 and $105,000 and $1,095,000 and $130,000 for the three and nine month periods ended September 30, 2022 and 2021, respectively. Of these amounts attributable to the Company’s CEO, as of September 30, 2021 $110,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company. In addition, the Company issued 300,000 shares of common stock valued at $918,000 to its officers during the three months ended September 30, 2021. The value of these shares was based upon the closing price of the Company’s common stock of $3.06 on the issuance date.

The Company paid its directors cash compensation totaling $100,000 and $200,000 for the three and nine month periods ended September 30, 2022 and 2021, respectively.

Note 10 – Subsequent Events

On October 20, 2022, the Company acquired all of the outstanding shares of Nora Pharma Inc., a Canadian generic pharmaceuticals company. The total purchase price of $30,000,000 Canadian (approximately $21,900,000 USD) was paid by paying $20,000,000 Canadian (approximately $14,600,000 USD) in cash, issuing 3,700,000 shares of the Company’s Common Stock valued at $5,000,000 Canadian (approximately $3,650,000 USD), and $5,000,000 Canadian (approximately $3,650,000 USD) which may be paid in the future as an earn-out amount based on target sales. Through the contingent earn-out, the seller, Mr. Malek Chamoun, has the opportunity to earn up to $5,000,000 CAD (approximately $3,650,000 USD) in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s Employment Agreement with him.

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

Overview

We are a pharmaceutical company focusing on the research and development of proprietary drugs including our anticancer compound Adva-27a, our anticancer K1.1 mRNA molecules, and anti-coronavirus lead compound, SBFM-PL4.

In addition, we develop science-based nutritional supplements through our wholly owned Canadian subsidiary, Sunshine Biopharma Canada Inc. (“Sunshine Canada”), and we currently sell one nutritional supplement product, Essential 9tm.

On October 20, 2022, we completed the acquisition of Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company. Based in the greater Montreal area, Nora Pharma has 36 employees and operates in a 15,000 square foot facility certified by Health Canada. Nora Pharma currently offers over 50 pharmaceutical products, including generic prescription drugs, over-the-counter products and biosimilars. Nora Pharma sales were $10.7 million for its fiscal year ended June 30, 2022 and its net income for this period was $0.3 million (USD).

Proprietary Drug Development Operations

SBFM-PL4 Anti-Coronavirus Treatment

The following is a summary of the development to date of our coronavirus treatment project:

•	On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the Coronavirus main protease (Mpro) and papain-like protease (PLpro). Both enzymes are essential for viral replication. In addition to being involved in maturation of specific viral proteins, PLpro is responsible for suppression of the human immune system making the virus more virulent. The small molecules covered by the patent application were designed by Dr. Steve N. Slilaty, our chief executive officer. The patent application has a priority date of May 22, 2020.

•	In August 2020, we completed the synthesis of four different potential inhibitors of PLpro. These compounds are based on the technology described in our patent application filed on May 22, 2020.

•	In September 2020, we completed the screening of our four compounds and subsequently identified a lead Anti-Coronavirus drug candidate (SBFM-PL4). The screening which pinpointed the lead compound was performed at the University of Georgia, College of Pharmacy.

•	The next steps in our SBFM-PL4 drug development plan will involve conducting additional in vitro studies followed by cell culture assays and assessment in Coronavirus infected mice before entering human clinical trials.

•	In February 2022, we expanded our search for additional PLpro inhibitors by entering into a research agreement with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the agreement, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona personnel under the Research Project. In addition, the Company and the University of Arizona entered into an Option Agreement whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project. Intending to move forward with the technology, we submitted a Notice of Option Exercise to the University of Arizona on September 13, 2022.

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

K1.1 Anti-cancer mRNA

In June 2021, we initiated a new research project in which we set out to determine if certain mRNA molecules can be used as anti-cancer agents. The data collected to date have shown that a selected group of mRNA molecules are capable of destroying cancer cells in vitro including multidrug resistant breast cancer cells (MCF-7/MDR), ovarian adenocarcinoma cells (OVCAR-3), and pancreatic cancer cells (SUIT-2). Other studies using non-transformed (normal) human cells (HMEC cells) showed that these mRNA molecules had little cytotoxic effects. These new mRNA molecules, bearing the laboratory name K1.1, are readily adaptable for delivery into patients using the mRNA vaccine technology. In April 2022, we filed a provisional patent application in the United States covering the subject mRNA molecules. We are currently in discussion with several potential partners for the purposes of formulating our K1.1 mRNA molecules into lipid nanoparticles (K1.1::LNP). Using the K1.1::LNP formulations, we plan to commence mice xenograft studies within approximately the next twelve months.

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

Figure 3

In November 2019, we received Health Canada approval for another nutritional supplement, a new Calcium-Vitamin D tablet. Health Canada issued NPN 80093432 through which it authorized us to manufacture and sell the new Calcium-Vitamin D supplement under the brand name Essential Calcium-Vitamin D™. Vitamin D is a group of steroid-like molecules responsible for increasing intestinal absorption of calcium, magnesium, and phosphate. They are also involved in multiple other biological functions, including proper functioning of the immune system, promoting healthy growth of bone, and reduction of inflammation. The most important compounds in this group are ergocalciferol (Vitamin D2) and cholecalciferol (Vitamin D3). Sunshine Biopharma’s Essential Calcium-Vitamin D™ tablets contain both of these compounds as well as calcium for optimum health benefits. We are considering potentially launching this product in 2023.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2022 and 2021

During the three months ended September 30, 2022, we generated revenues of $132,808, compared to revenue of $50,376 for the three months ended September 30, 2021. The increase is attributable to increased marketing efforts. All of these revenues were generated from our science-based nutritional supplements operations. The direct cost for generating these revenues was $65,783 for the three months ended September 30, 2022 (49.5%), compared to $19,506 (38.7%) for the three months ended September 30, 2021. The increase in cost of sales in 2022 is due to increases in manufacturing cost. Our gross profit increased to $67,025 for the three months ended September 30, 2022, compared to a gross profit of $30,870 for the same period in 2021.

General and administrative expenses during the three month period ended September 30, 2022 were $1,785,005 compared to $527,129 during the three month period ended September 30, 2021, an increase of $1,257,876. Overall, we incurred a loss of $1,717,980 from our operations in the three month period ended September 30, 2022, compared to a loss from operations of $496,259 in the similar period of 2021.

In addition, we had interest income of $260,938, interest expense of $2, and debt forgiveness of $0, during the three months ended September 30, 2022, compared to interest income of $0, interest expense of $46,849, and debt forgiveness of $7,688, during the three months ended September 30, 2021. This was primarily due to the transitioning of our financing from convertible debt to equity. We incurred no losses related to debt conversion during the three months ended September 30, 2022, compared to $3,504,000 in losses arising from debt conversion during the three months ended September 30, 2021. This was also due to the transitioning of our financing from convertible debt to equity.

As a result, we incurred a net loss of $1,457,019 for the three month period ended September 30, 2022, compared to a net loss of $4,039,383 for the three month period ended September 30, 2021.

Comparison of results of operations for the nine months ended September 30, 2022 and 2021

During the nine months ended September 30, 2022, we generated revenues of $405,760, compared to revenue of $143,308 for the nine months ended September 30, 2021. The increase is attributable to increased marketing efforts. All of these revenues were generated from our science-based nutritional supplements operations. The direct cost for generating these revenues was $200,311 for the nine months ended September 30, 2022 (49.4%), compared to $56,541 (39.5%) for the nine months ended September 30, 2021. The increase in cost of sales in 2022 is due to increases in manufacturing cost. Our gross profit increased to $205,449 for the nine months ended September 30, 2022, compared to a gross profit of $86,767 for the same period in 2021.

General and administrative expenses during the nine month period ended September 30, 2022 were $3,842,589 compared to $2,247,270 during the nine month period ended September 30, 2021, an increase of $1,595,319. Overall, we incurred a loss of $3,637,140 from our operations in the nine month period ended September 30, 2022, compared to a loss from operations of $2,160,503 in the similar period of 2021.

In addition, we had interest income of $406,984, interest expense of $12,866, and debt forgiveness of $10,852 during the nine months ended September 30, 2022, compared to interest income of $0, interest expense of $292,188, and debt forgiveness of $58,940 during the nine months ended September 30, 2021. This was primarily due to the transitioning of our financing from convertible debt to equity. We incurred no losses related to debt conversion during the nine months ended September 30, 2022, compared to $10,709,843 in losses arising from debt conversion during the nine months ended September 30, 2021. This was also due to the transitioning of our financing from convertible debt to equity.

As a result, we incurred a net loss of $3,232,125 for the nine month period ended September 30, 2022, compared to a net loss of $13,103,563 for the nine month period ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $40,555,931.

Net cash used in operating activities was $3,001,746 during the nine months ended September 30, 2022, compared to $1,517,015 during the nine month period ended September 30, 2021. The increase was a result of increased marketing and R&D activities as well as increases in professional fees related to becoming a Nasdaq listed company.

Cash flows provided by financing activities were $41,561,363 for the nine months ended September 30, 2022, compared to $2,928,339 for the nine month period ended September 30, 2021. The increase was a result of three financing events completed in February, March and April 2022, as well as warrant exercises.

Cash flows used in investing activities were $0 for the nine months ended September 30, 2022 and September 30, 2021.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. On February 17, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in an underwritten public offering. On March 14, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in a private placement. On April 28, 2022, we received net proceeds of approximately $16.8 million from the sale of common stock and warrants in a private placement. We believe our existing cash will be sufficient to fund our operations, including general and administrative expenses, expanded research and development activities, and nutritional supplement business, for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceutical operations arising from the Nora Pharma acquisition. Additional capital may not be available on terms acceptable to us, or at all.

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

None.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 7, 2022.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

