Form 10-K
period 2022-12-31
Sunshine Biopharma, Inc
filed 2023-04-04
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2022 was $19,949,542.

As of March 31, 2023, the Registrant had 22,585,632 shares of common stock, par value $0.001 issued and outstanding.

Documents Incorporated by reference: None

DEFINED TERMS

Unless the context requires otherwise, references to “Sunshine,” “the Company,” “we,” “us” or “our” in this Form 10-K refer to Sunshine Biopharma, Inc. and its subsidiaries. The following are definitions for terms or abbreviations used in this Form 10-K:

Form 10-K	This Annual Report on Form 10-K for the fiscal year ended December 31, 2022
Adva-27a	The laboratory designation of the Company’s chemotherapy small molecule under development
GMP	Good Manufacturing Practice
COVID-19	Novel coronavirus disease of 2019
DIN	Drug Identification Number, an eight-digit number issued by Health Canada authorizing the sale of a drug in Canada
EPS	Earnings per share
EUA	Emergency Use Authorization
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles
Health Canada	The Canadian drug regulatory body
IND	Investigational New Drug
IT	Information Technology
LNP	Lipid Nano Particle
K1.1 mRNA	The laboratory designation of the Company’s mRNA based anticancer therapy under development
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
mRNA	Messenger ribonucleic acid
NDA	New Drug Application
NOC	A Notice of Compliance issued by Health Canada to a drug manufacturing facility
Nora Pharma	Nora Pharma Inc., a wholly-owned subsidiary of the Company acquired on October 20, 2022
NPN	Natural Product Number, an eight-digit number issued by Health Canada authorizing the sale of a natural product or a supplement in Canada
OTC	Over-The-Counter
pCPA	pan-Canadian Pharmaceutical Alliance, an alliance of the provincial, territorial and federal governments that determines generic drugs pricing based on a percentage of the brand-name reference products
R&D	Research and Development
ROU	Right of Use
SARS-CoV-2	Severe Acute Respiratory Syndrome Coronavirus 2, the virus that causes COVID-19
SBFM-PL4	Laboratory designation of the Company’s COVID-19 treatment under development
Sunshine Canada	Sunshine Biopharma Canada Inc., a wholly owned subsidiary of the Company
TBD	To Be Determined
U.S.	United States of America
USD	U.S. Dollars. All applicable references in this report refer to US Dollars and not Canadian Dollars (CAD) unless otherwise specifically stated.

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

ii

PART I

ITEM 1. BUSINESS

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. In addition to our own drug development operations, we operate three wholly owned subsidiaries, including (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 49 prescription drugs on the market in Canada and 28 additional drugs scheduled to be launched in 2023 and 2024, (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells OTC supplements, and (iii) NOX Pharmaceuticals, Inc., a Colorado corporation which is inactive and is scheduled to be dissolved later this year.

History

We were incorporated in the State of Colorado on August 31, 2006 and on October 15, 2009 we acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. was holding an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition transaction, we changed our name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development of the licensed Adva-27a anticancer drug. In December 2015, we acquired all worldwide issued (US Patent Number 8,236,935, and 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound and terminated the License Agreement.

In early 2020, we initiated a new R&D project focused on the development of a treatment for COVID-19 and on May 22, 2020, we filed a provisional patent application in the United States for the new coronavirus treatment. The patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro. On April 30, 2021, we filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro.

In June 2021, we initiated another R&D project in which we set out to determine if certain mRNA molecules can be used as anticancer agents. The data obtained for mRNA molecules bearing the laboratory name K1.1 became the subject of a new patent application filed in April 2022.

On October 20, 2022, we acquired Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 37 employees and operates in a 15,000 square foot facility certified by Health Canada. Nora Pharma currently offers 49 generic prescription drugs and 11 nonprescription OTC products. Nora Pharma sales were $10.7 million USD during its fiscal year ended June 30, 2022. The consolidated financial statements contained in this report include the results of operations of Nora Pharma from October 20, 2022 through December 31, 2022.

Products on the Market

As a result of the acquisition of Nora Pharma we now have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication	Reference Brand
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clopidogrel	Cardiovascular	Plavix®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Escitalopram	Central nervous system	Cipralex®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Mirtazapine	Central nervous system	Remeron®
Montelukast	Allergy	Singulair®
Olanzapine ODT	Central nervous system	Zyprexa®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Acid Reflux	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

In addition, we have the following nonprescription OTC products on the market in Canada and partially in the U.S.:

Product	Description
Essential 9™	Essential Amino Acids capsules (761 mg)
L-Arginine	L-Arginine capsules (500 mg)
L-Carnitine	L-Carnitine capsules (667 mg)
Extreme-Mass™	Weight Gain powder
Iso-Whey™	Whey Protein powder
BCAA 2:1:1™	Branched-Chain Amino Acids capsules (600 mg)
L-Creatine	L-Creatine Monohydrate powder
Nora B12-1000	Vitamin B-12 tablets (Cyanocobalamine, 1,000 mcg)
Nora Calcium	Calcium Carbonate tablets (500 mg)
Nora Cal-D 400	Calcium Carbonate (500 mg) + Vitamin D (400 IU) tablets
Nora Cal-D 1000	Calcium Carbonate (500 mg) + Vitamin D (1,000 IU) tablets
Nora D-400	Vitamin D tablets (Calciferol 400 IU)
Nora D-1000	Vitamin D tablets (Calciferol 1,000 IU)
Nora Senna	Senna Alexandrina tablets (8.6 mg)
Nora Sennosides	Senna Alexandrina tablets (8.6 mg)
NRA-ASA	Acetylsalicylic Acid tablets (80 mg)
NRA-Docusate Sodium	Docusate Sodium capsules (100 mg)
NRA K-20	Potassium Chloride tablets (1,500 mg)

Products in Development

The following table summarizes our generic and proprietary drugs in development:

Generic Drugs	Therapeutic Area(s)	Development Stage	Launch Date
Group A (5 Products)	Central Nervous System, Urology, Cardiovascular	Under Regulatory Review	2023Q2
Group B (3 Products)	Central Nervous System, Gastrointestinal	Under Regulatory Review	2023Q3
Group C (1 Product)	Oncology	Under Regulatory Review	2023Q4
Group D (8 Products)	Central Nervous System, Cardiovascular, Metabolism	Under Regulatory Review	2024Q1
Group E (5 Products)	Cardiovascular, Urology, Endocrinology	Under Regulatory Review	2024Q2
Group F (6 Products)	Urology, Cardiovascular, Oncology, Anti-infectives	Under Regulatory Review	2024Q3

Proprietary Drugs	Therapeutic Area	Development Stage	Launch Date
Adva-27a (Small Molecule)	Oncology (Pancreatic Cancer)	IND-Enabling Studies	TBD
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing	TBD
SBFM-PL4 (Small Molecule)	Antiviral (COVID-19)	Animal Testing	TBD

Proprietary Drugs in Development

Adva-27a Anticancer Compound

In the area of oncology, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). We are the direct owner of all issued patents pertaining to Adva-27a including U.S. Patents Number 8,236,935 and 10,272,065.

Adva-27a is a GEM-difluorinated C-glycoside derivative of Podophyllotoxin. Another derivative of Podophyllotoxin called Etoposide is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer. Etoposide is one of the most widely used anticancer drugs. Adva-27a and Etoposide are similar in that they both attack the same target in cancer cells, namely the DNA unwinding enzyme, Topoisomerase II. Unlike Etoposide however, Adva-27a is able to penetrate and destroy Multidrug Resistant Cancer cells. In addition, Adva-27a has been shown to have distinct and more desirable biological and pharmacological properties compared to Etoposide. In side-by-side studies using Multidrug Resistant Breast Cancer cells and Etoposide as a reference, Adva-27a showed markedly greater cell killing activity (see Figure 1).

Figure 1

In February 2023, we signed a research agreement with the Jewish General Hospital (“JGH”), to complete the IND-enabling studies. The JGH has also agreed to negotiate with us the terms for Phase I Clinical Trials. Adva-27a’s initial indication will be pancreatic cancer for which there are currently little or no treatment options available. All aspects of the clinical trials in Canada will employ FDA standards at all levels.

K1.1 Anticancer mRNA

In June 2021, we initiated a new research project in which we set out to determine if certain mRNA molecules can be used as anti-cancer agents. The data collected to date have shown that a selected group of mRNA molecules are capable of destroying cancer cells in vitro including multidrug resistant breast cancer cells (MCF-7/MDR), ovarian adenocarcinoma cells (OVCAR-3), and pancreatic cancer cells (SUIT-2). Studies using non-transformed (normal) human cells (HMEC cells) showed that these mRNA molecules had little cytotoxic effects. These new mRNA molecules, bearing the laboratory name K1.1, are readily adaptable for delivery into patients using the mRNA vaccine technology. In April 2022, we filed a provisional patent application in the United States covering the subject mRNA molecules. We recently concluded an agreement with a specialized partner for the purposes of formulating our K1.1 mRNA molecules into lipid nanoparticles, ready for use to conduct studies in xenograft mice. We anticipate commencing such studies within approximately the next twelve months.

SBFM-PL4 COVID-19 Treatment

The initial genome expression products of Severe Acute Respiratory Syndrome Coronavirus 2 (SARS-CoV-2), the causative agent of COVID-19, are two large polyproteins, referred to as pp1a and pp1ab. These two polyproteins are cleaved at 15 specific sites by two virus encoded proteases (Mpro and PLpro) to generate 16 different non-structural proteins essential for viral replication. Mpro and PLpro represent attractive anti-viral drug development targets as they play a central role in the early stages of viral replication. PLpro is of particular interest as a therapeutic target in that, in addition to processing viral proteins, it is also responsible for suppression of the human immune system making the virus more life-threatening.

Our COVID-19 research effort has been focused on developing an inhibitor of PLpro, the viral enzyme that mediates suppression of the human immune system. On May 22, 2020, we filed a patent application in the United States for a new treatment for Coronavirus infections. Our patent application covers composition subject matter pertaining to small molecules for inhibition of the Coronavirus main protease (Mpro) and papain-like protease (PLpro).

In February 2022, we expanded our PLpro inhibitors research effort by entering into a research agreement with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the agreement, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona personnel under the Research Project. In addition, the Company and the University of Arizona entered into an Option Agreement whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project. Encouraged by the results obtained to date, we submitted a Notice of Option Exercise to the University of Arizona on September 13, 2022.

Intellectual Property

We are the sole owner of all worldwide rights pertaining to Adva-27a. These patent rights are covered by PCT/FR2007/000697 and PCT/CA2014/000029. The patent applications filed under these two PCT's have been issued in the United States (US Patent Number 8,236,935 and 10,272,065), Europe, and Canada.

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

On April 20, 2022, we filed a provisional patent application in the United States covering mRNA molecules capable of destroying cancer cells in vitro. The patent application contains composition and utility subject matter pertaining to the structure and sequence of the relevant mRNA molecules.

Our recently acquired wholly owned subsidiary, Nora Pharma, owns 152 DIN’s issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products.

In addition, we are the owner of two NPN’s issued by Health Canada: NPN 80089663 authorizes us to manufacture and sell our in-house developed OTC product, Essential 9™, and NPN 80093432 authorizes us to manufacture and sell the OTC product, Calcium-Vitamin D under the brand name Essential Calcium-Vitamin D™.

Manufacturing

Our generic drugs are manufactured by several different international partners under long-term contracts.

We currently do not have any proprietary drugs on the market. Research quantities of our proprietary drug candidates are currently manufactured at the University of Arizona located in Tucson, Arizona (Anti-Coronavirus compounds), WuXi App Tech located in Hong Kong, China (Adva-27a compound), and Arranta Bio MA LLC located in Watertown, Massachusetts (K1.1 mRNA).

Our OTC products are manufactured under contract by INOV Pharma Inc. located in Montreal, Canada.

Marketing and Sales

Our generic drugs are currently being sold across Canada. All of our generic drug sales are conducted by Nora Pharma’s sales representatives based in key Provinces across Canada. In addition, a segment of our marketing team offers human resources and commercial assistance to pharmacies and pharmacy owners by providing experienced pharmacists and technical assistant recruitment services as well as training and education support.

Our OTC products are currently sold in the U.S. and Canada through Amazon.com and Amazon.ca, respectively. Our personnel together with outside consultants develop and place ads on Google, YouTube, Amazon, and other media outlets. The same team manages our accounts with Amazon.

Government Regulations

All of our business operations, including our generic drugs, proprietary drugs, and OTC products operations, are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.

In the United States, the Federal Government agency responsible for regulating prescription drugs and nonprescription OTC supplements is the U.S. Food and Drug Administration (“FDA”). The Canadian counterpart to the FDA is Health Canada. Though the FDA and Health Canada have generally similar requirements for drugs and OTC supplements to be approved or allowed to be marketed, approval in one jurisdiction does not automatically result in approval in the other. In Canada, prescription drugs and nonprescription OTC supplements are authorized through the issuance by Health Canada of a Drug Identification Number (DIN) for the former and a Natural Product Number (NPN) for the latter. In the United States, the marketing of OTC supplements does not require prior approval from the FDA, provided that the ingredients are known to the FDA. In both the U.S. and Canada, the ingredients, manufacturing processes and facilities for all drugs and OTC supplements must meet the guidelines for Good Manufacturing Practices (“GMP”). Moreover, all drug manufacturers must perform a series of tests, both during and after production, to show that every drug or supplement batch made meets the regulatory requirements for that product.

Our generic prescription medicines are produced following the same Good Manufacturing Practices (GMP) guidelines as for brand-name drugs. Prescription drugs dossiers are filed with Health Canada in order to obtain a manufacturing Notice of Compliance (NOC) and a Drug Identification Number (DIN). The same grant the applicant marketing authorization in Canada. In the case of Nora Pharma’s products, Nora Pharma secures cross-licenses from supply partners holding NOC’s and in turn applies to Health Canada to obtain DIN’s issued in Nora Pharma’s name in order to commercialize in Canada. In Canada, the pan-Canadian Pharmaceutical Alliance (pCPA), an alliance of the provincial, territorial and federal governments that collaborates on a range of public drug plan initiatives to increase and manage access to clinically effective and affordable drug treatments, determines generic drugs pricing based on a percentage of the brand-name reference products.

In the area of proprietary drug development where our Anti-Coronavirus and Anti-Cancer compounds fall, we will be subject to significant regulations in the U.S. in order to obtain approval of the FDA to offer our products for sale. The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would review and allow for the drug developer to proceed with Phase I clinical trials. Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II. Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III. Following completion of Phase III, a new drug application, or NDA is submitted and a request is made for marketing approval. Depending on various issues and considerations, the FDA could provide “emergency use authorization” or limited approval for “compassionate-use” if the drug treats terminally ill patients with limited other treatment options available. As of the date of the filing of this report, we have not made any filings with the FDA or other regulatory bodies in other jurisdictions. We anticipate filing an initial IND application for an anti-Covid-19 compound within approximately one year and filing an initial IND for our anti-cancer compound within approximately two years. We have however had discussions with clinicians and as a result we believe that the FDA and Health Canada are likely to grant us a so-called “fast-track” process on the basis of the ongoing Covid-19 pandemic and the terminal nature of the cancer type we are planning to treat. There are no assurances this will occur.

In connection with OTC supplements, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of such products, while the Federal Trade Commission (“FTC”) regulates marketing and advertising claims. In August 2007, a rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold OTC supplements to meet certain GMP requirements to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and the FTC and we believe we are currently operating within both the FDA and FTC mandates.

Employees

As of the date of this report we have a total of 46 employees, comprised of our management team and other corporate personnel and 37 employees at Nora Pharma.

Our goal is to deliver medicines that change patients’ lives. Such ambitious goal is achieved through the relentless effort and dedication of our talented workforce. As of December 31, 2022, women compose approximately 48% of our workforce. Going forward, we are committed to maintaining fully balanced workforce that includes persons of diverse sexual orientation and ethnic backgrounds.

Presently, our proprietary drug development activities are subcontracted out to specialized service providers in the U.S. and Canada. We also use consultants for various other activities including, marketing, accounting, and IT.

Labors laws in Quebec provide for certain guaranteed minimum entitlements, including minimum wages, maternity leave, medical leave, employee termination conditions, etc. Moreover, the Province of Quebec has various language laws governing language use. These laws require corporate operations carried out in the Province of Quebec to be conducted to a large extent, and some cases entirely, in French. We and our Canadian subsidiaries operating in the Province of Quebec are fully compliant with these laws.

Competition

The Canadian generic pharmaceuticals market is valued at approximately $7.2 billion CAD (approximately $5.3 billion USD). Generic pharmaceutical companies produce and deliver more than 70% of the prescribed medicines with high quality at affordable prices. There are more than 35 active generic players in the market, of which, the top 3 hold approximately 50% share of the market. Nora Pharma is relatively new in this space but has demonstrated one of the fastest year-over-year sales increase amongst its peers.

Our Anti-Coronavirus drug development project is in direct competition with several companies in the U.S. that have developed effective vaccines or treatment options for Covid-19. The companies focused on treatments include Pfizer, Merck, Gilead, Eli Lilly, and Regeneron. Today two leading vaccines (Pfizer’s, and Moderna’s) and two antibody treatments (Regeneron’s, and Eli Lilly’s) are in use. Gilead’s Remdesivir, an antiviral injectable, was approved by the FDA for treatment of Covid-19 in October 2020. In addition, in December 2021, Pfizer received Emergency Use Authorization (“EUA”), for its antiviral pill, Paxlovid, and, in the same month, the FDA granted Merck EUA for its antiviral pill, Molnupiravir. While the approved vaccines, pills and injectable treatments are effective, we believe that additional treatment options such as the one we are developing which targets a different part of the virus could potentially form an important component of the range of anti-coronavirus treatment options available to attending physicians.

In the area of anticancer drug development we compete with large publicly and privately held companies engaged in developing new cancer therapies. There are numerous other entities engaged in oncology therapeutics development that have greater resources than the resources presently available to us. Nearly all major pharmaceutical companies including Merck, Amgen, Roche, Pfizer, Bristol-Myers Squibb and Novartis, to name a few, have on-going anticancer drug development programs and some of the drugs they may develop could be in direct competition with our own. In addition, a number of smaller companies are working in the area of cancer therapy and could develop drugs that may be in competition with ours.

Similarly, our OTC products fall directly within a very crowded and highly competitive product sector. As of the date of this report, we believe Essential 9™ is the only Essential Amino Acid product that comprises all 9 essential amino acids in capsule form. We believe this may provide us with a competitive advantage, at least for the near future but there are no assurances that this will occur.

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

We have an accumulated deficit of $59,399,614 as of December 31, 2022. We incurred a net loss of $26,744,440 for the year ended December 31, 2022, and a net loss of $12,436,447 for the year ended December 31, 2021. We may never achieve profitability.

We are subject to the significant risks associated with the generic pharmaceutical business.

Since our acquisition of Nora in October 2022, we have generated revenues primarily through sales of generic pharmaceutical products in Canada, and we expect this to remain the case for the foreseeable future. Generic pharmaceuticals are, as a general matter, significantly less profitable than innovative medicines,

In recent years, the generic pharmaceutical business has experienced increased volatility in volumes due in large part to global supply chain issues and the COVID-19 pandemic. In 2022, the global economy was continuing to recover from the impacts of the COVID-19 pandemic and also began experiencing additional macroeconomic pressures such as rising inflation and disruptions to the global supply chain, in part resulting from the ongoing conflict between Russia and Ukraine. We may experience supply discontinuities due to macroeconomic issues, regulatory actions, including sanctions and trade restrictions, labor disturbances and approval delays, which may impact our ability to timely meet demand in certain instances. These adverse market forces have a direct impact on our overall performance. Any such disruptions could have a material adverse impact on our business and our results of operation and financial condition.

Sales of our generic products may be adversely affected by the drug regulatory environment in Canada.

Currently we sell our generic drugs only in Canada. Our net sales may be affected by fluctuations in the buying patterns of our customers resulting from government lead pricing pressures and other factors. Our generic sales in Canada are done via retail pharmacies, pharmacy channels, distributors, and wholesalers. Pricing pressures in Canada represent the highest risk due to ongoing and unresolved negotiations between the pharmaceutical industry and the federal government. These together with the fact that a significant portion of our revenues is derived from relatively few key customers, any financial difficulties experienced by a single key customer, or any delay in receiving payments from such a customer, could have a material adverse effect on our business, financial condition, and results of operations.

Our revenues and profits from generic products may decline as a result of competition from other pharmaceutical companies and changes in regulatory policy.

Our generic drugs face intense competition. Prices of generic drugs may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies receive approvals and enter the market for a given product and competition intensifies. Consequently, our ability to sustain our sales and profitability on any given product over time is affected by the number of companies selling such product, including new market entrants, and the timing of their approvals.

Furthermore, brand pharmaceutical companies continue to manage products in a challenging environment through marketing agreements with payers, pharmacy benefits managers and generic manufacturers. For example, brand companies often sell or license their own generic versions of their products, either directly or through other generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for authorized generics, and brand companies do not face any other significant barriers to entry into such market. Brand companies may seek to delay introductions of generic equivalents through a variety of commercial and regulatory tactics. These actions may increase the costs and risks of our efforts to introduce generic products and may delay or prevent such introduction altogether.

We may experience delays in launches of our new generic products.

If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products resulting from pricing pressures and accelerated generics approvals for competing products. Such unsuccessful launches can be caused by many factors, including, delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on our business, financial condition, and results of operations.

We may not receive required regulatory approval for any of our non-generic pharmaceutical product candidates.

We have not received approval for any of our proprietary (non-generic) drug development operations product candidates from the FDA. Any compounds that we discover or in-license will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, Adva-27a, and our potential Covid-19 treatments in development, may never be approved for commercial sale. We have not made any filings to date with the FDA or other regulatory bodies in other jurisdictions. The time required to attain product sales and profitability is lengthy and highly uncertain. If we fail to obtain required regulatory approvals for our pharmaceutical product candidates, our business will be materially harmed.

As we have no approved non-generic pharmaceutical products on the market, we do not expect to generate significant revenues from non-generic pharmaceutical product sales in the foreseeable future, if at all.

To date, we have no approved non-generic pharmaceutical products on the market and have generated product revenues, solely from our OTC supplements operations and generic pharmaceutical product sales. We have funded our operations primarily from sales of our securities. We have not received, and do not expect to receive for at least the next three to four years, if at all, any revenues from the commercialization of our non-generic pharmaceutical product candidates. To obtain revenues from sales of such pharmaceutical product candidates, we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for, manufacturing, marketing and distributing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

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

Any additional equity securities we issue or issuances of debt we may enter into or undertake may have rights, preferences or privileges senior to those of existing holders of common stock. To the extent that we raise additional funds through collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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

Subject to completing and receiving favorable results for clinical trials, we intend to seek emergency use authorization, or EUA, for a potential Covid-19 treatment, which would allow us to market and sell such product candidate without the need to pursue the lengthy and expensive drug approval process. The FDA may issue an EUA during a public health emergency if it determines that the potential benefits of a product outweigh the potential risks and if other regulatory criteria are met. In addition, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization. We may not receive EUA for any Covid-19 treatment product candidate. In addition, even if we do receive EUA for any product candidate, we cannot predict how long such EUA will remain in place. If we fail to receive an EUA for any Covid-19 product candidate, or such EUA is granted but subsequently terminated, our business, financial condition and results of operations could be adversely affected.

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

If we are unable to attract and retain qualified scientific, technical, and key management personnel, or if our key executive, Dr. Steve N. Slilaty, discontinues his employment with us, it may delay our research and development efforts.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products and OTC supplements. The use of our product candidates in clinical trials also exposes us to the possibility of product liability claims and possible adverse publicity. These risks will increase to the extent our pharmaceutical product candidates receive regulatory approval and are commercialized. We currently have product liability insurance for our generic drugs and we plan to obtain product liability insurance in connection with our OTC supplements and future clinical trials of our pharmaceutical product candidates in the near future. However, our current and future product liability insurance, once obtained, may not provide adequate coverage against potential liabilities. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall significantly.

We face regulation and risks related to hazardous materials and environmental laws, violations of which may subject us to claims for damages or fines that could materially affect our business, cash flows, financial condition and results of operations.

Our research and development activities involve the use of controlled and/or hazardous materials and chemicals. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages or fines that result, and the liability could have a material adverse effect on our business, financial condition, and results of operations. We are also subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial liability or be required to suspend or modify our operations. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

Third party manufacturers may not be able to manufacture our pharmaceutical product candidates, which would prevent us from commercializing our product candidates.

If any of our pharmaceutical product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need third parties to manufacture the product in larger quantities. If we are able to reach an agreement with any collaborator or third party manufacturer in the future, of which there can be no assurance due to factors beyond our control, these collaborators and/or third party manufacturers may not be able to increase their manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase the manufacturing capacity for a product candidate successfully, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of collaborators or third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

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

We face or will face significant competition from other biotechnology, pharmaceutical and OTC supplements companies, and our operating results will suffer if we fail to compete effectively.

Most of our pharmaceutical company competitors, such as Merck, Bristol-Myers Squibb, Pfizer, Amgen, and others, are large pharmaceutical companies with substantially greater financial, technical, and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The drugs that we are attempting to develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, to develop competing products that are more effective or less costly than the product candidate we are developing. This may render our technology or product candidate obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

We also face competition in our OTC supplements business. The business of marketing OTC supplements is highly competitive. This market segment includes numerous manufacturers, marketers, and retailers that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Sales of similar products by competitors may materially and adversely affect our business, financial condition, and results of operations.

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

We rely on trade secrets to protect our technology, particularly when we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

The implementation of our business plan may result in a period of rapid growth that will impose a significant burden on our current administrative and operational resources.

Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing, and retaining additional qualified personnel, including additional members of management, technicians, and others. To successfully develop our products we will need to manage operating, producing, marketing and selling our products. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth will have a negative impact on our anticipated results of operations.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for our OTC supplement products. Any decline in economic conditions in could negatively impact our business. A significant decline in consumer demand, even if only due in part to general economic conditions could have a material adverse effect on our revenues and profit margins.

The failure of our service providers and suppliers to supply quality services and materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations.

Our outside manufacturer buys raw materials for our OTC supplements business from a limited number of suppliers. The loss of any of our major suppliers or of any supplier who, through our contract manufacturer, provides us materials that are hard to obtain elsewhere at the same quality could adversely affect our business operations. Although we believe we could establish alternate manufacturers and sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers. In certain situations we may need to alter our products or with our customer’s consent to substitute different materials from alternative sources.

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

Our OTC supplements business is subject to the effects of adverse publicity, which could negatively affect our sales and revenues.

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our products, or our industry or competitors generally. Adverse publicity may include publicity about the OTC supplements industry generally, the efficacy, safety and quality of OTC supplements and other health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

Our manufacturing and third-party fulfillment activities are subject to certain risks.

Our OTC supplements products are manufactured at third party manufacturing facilities in Canada. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Such manufacturing operations, and those of its suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance of our facilities, our equipment, the improper installation or operation of equipment, terrorism, pandemics (including Covid-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including the FDA. The occurrence of these or any other operational problems at such facilities may have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock has been listed on the Nasdaq Capital Market since February 15, 2022. Currently, our common stock is thinly traded and there is no assurance any significant trading volume will develop or be sustained or that we will remain eligible for continued listing on the Nasdaq Capital Market.

Our common stock has in the past been, and may in the future be considered, a “penny stock” and thus be subject to additional sale and trading regulations that may make it more difficult to buy or sell.

Our common stock may in the future (if it is not then listed on a national securities exchange) be considered a “penny stock.” Securities broker-dealers participating in sales of “penny stock” are subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. In addition, as of March 31, 2023, we have 1,764,594 and 9,725,690 shares of common issuable upon exercise of outstanding warrants with an exercise price of $2.22, and $3.76, respectively. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal place of business is located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. We are not party to a lease agreement in connection with this office service. We are currently looking into leasing dedicated office space of approximately 8,000 square feet adjacent to our recently acquired subsidiary, Nora Pharma at 1565 Boulevard Lionel-Boulet, Varennes, Quebec, Canada J3X 1P7.

Our wholly owned subsidiary, Nora Pharma, currently occupies a 15,000 square foot facility located at 1565 Boulevard Lionel-Boulet, Varennes, Quebec, Canada, J3X 1P7 pursuant to a lease agreement that expires January 31, 2025, with an option to extend for 5 years. This site is comprised of 15,000 square feet that includes 10,000 square feet of warehouse space and 5,000 square feet of executive office space. The facility houses all administrative, marketing, quality control, regulatory affairs, and other operations personal, as well as, a Health Canada licensed warehouse space. We pay a monthly rent of $17,250 CAD (approximately $12,750 USD), including taxes.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to February 15, 2022, our common stock was quoted on the OTC Pink under the symbol “SBFM.” Since February 15, 2022, our common stock has been listed on the Nasdaq Capital Market under the symbol “SBFM”. We also have tradeable warrants listed on the Nasdaq Capital Market under the symbol “SBFMW”.

As of March 31, 2023, there were approximately 149 holders of record of our common stock, not including those holding their shares in “street name.”

Equity Compensation Plan Information

We did not have any equity compensation plans as of December 31, 2022. We intend to submit a stock option plan for approval to our shareholders at our 2023 Annual Shareholder Meeting.

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2022 and 2021

During our fiscal year ended December 31, 2022, we generated revenues of $4,345,603, compared to revenues of $228,426, in 2021. The increase was the result of our acquisition of Nora Pharma in October 2022, which accounted for $3,803,106 of these revenues. The cost of sales in 2022 and 2021 for generating these revenues was $2,649,028 and $117,830, respectively.

General and administrative expenses for our fiscal year ended December 31, 2022, were $28,697,325, compared to $2,550,730 during our fiscal year ended December 31, 2021, an increase of $26,146,595. The increase was largely a result of goodwill impairment of $18,326,719 and costs and expenses relating to the Nora Pharma acquisition.

We also incurred $39,412 in interest expense and $0 in losses from debt conversion in 2022, compared to $328,818 in interest expense and $9,726,485 in losses from debt conversion in 2021. The decrease in interest expense and losses from debt conversion in 2022 was due to our repayment of all outstanding debt in 2022.

As a result, we incurred a net loss of $26,511,136 for the year ended December 31, 2022, compared to a net loss of $12,436,447 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $21,826,437.

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

On April 28, 2022, we completed a private placement of common stock and warrants for gross proceeds of approximately $19.5 million. We received net proceeds of approximately $16.8 million from the private placement.

During the fiscal year ended December 31, 2022, we received aggregate proceeds of $13,193,177 in connection with warrant exercises.

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

Cash flows used in investing activities were $14,619,390 during the year ended December 31, 2022, compared to $0 during our fiscal year ended December 31, 2021. The reason for the increase was due to the acquisition of Nora Pharma. Net cash flows provided by financing activities were $39,465,107 in 2022 compared to $2,904,675 in 2021. The increase was primarily a result of the three (3) rounds of financing which took place in February, March, and April 2022. Net cash used in operations was $5,248,358 in 2022, compared to $1,829,128 in 2021. The reason for the increase was the acquisition of Nora Pharma.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. On February 17, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in an underwritten public offering. On March 14, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in a private placement. On April 28, 2022, we received net proceeds of approximately $16.8 million from the sale of common stock and warrants in a private placement. We believe our existing cash will be sufficient to fund our operations, including general and administrative expenses, expanded research and development activities, and OTC supplements business, for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceuticals operations arising from the Nora Pharma acquisition. Additional capital may not be available on terms acceptable to us, or at all.

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

Our wholly owned subsidiary, Nora Pharma, currently occupies a 15,000 square foot facility located at 1565 Boulevard Lionel-Boulet, Varennes, Quebec, Canada, J3X 1P7 pursuant to a lease agreement that expires January 31, 2025, with an option to extend for 5 years. This site is comprised of 15,000 square feet that includes 10,000 square feet of warehouse space and 5,000 square feet of executive office space. The facility houses all administrative, marketing, quality control, regulatory affairs, and other operations personal, as well as, a Health Canada licensed warehouse space. We pay a monthly rent of $17,250 CAD (approximately $12,750 USD), including taxes.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunshine Biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC (PCAOB ID 5041)

BF Borgers CPA PC

We have served as the Company's auditor since 2013

Lakewood, CO

March 31, 2023

Sunshine Biopharma, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS

Current Assets:
Cash and cash equivalents	$21,826,437	$2,045,167
Accounts receivable	1,912,153	7,798
Inventory	3,289,945	105,650
Prepaid expenses	283,799	29,625
Deposits	–	7,590
Total Current Assets	27,312,334	2,195,830

Property and equipment	394,249	7,061
Intangible assets	776,856	–
Right-of-use-asset	760,409	–

TOTAL ASSETS	$29,243,848	$2,202,891

LIABILITIES

Current Liabilities:
Accounts payable & accrued expenses	$2,802,796	$42,942
Earn-out payable	3,632,000	–
Interest payable	–	48,287
Income tax payable	373,191	–
Current portion - Right-of-use-liability	123,026	–
Total Current Liabilities	6,931,014	91,229

Long-Term Liabilities:
Notes payable	–	1,900,000
Right-of-use-liability	642,232	–
Deferred tax liability	43,032	–
Total Long-Term Liabilities	685,264	1,900,000

TOTAL LIABILITIES	7,616,278	1,991,229

SHAREHOLDERS' EQUITY

Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 10,000 and 1,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,000	100,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 22,585,632 and 2,591,240 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	22,585	2,591
Capital paid in excess of par value	80,841,752	32,787,384
Accumulated comprehensive income	161,847	(23,139)
Accumulated (Deficit)	(59,399,614)	(32,655,174)

TOTAL SHAREHOLDERS' EQUITY	21,627,570	211,662

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,243,848	$2,202,891

See Accompanying Notes to These Consolidated Financial Statements.

Sunshine Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	December 31,	December 31,
	2022	2021

Revenue	$4,345,603	$228,426
Cost of sales	2,649,028	117,830
Gross profit	1,696,575	110,596

General and Administrative Expenses:
Accounting	341,139	118,423
Consulting	842,894	50,873
Directors Fees	300,000	–
Legal	565,265	232,616
Marketing	578,085	–
Office	796,007	248,561
R&D	811,858	672,209
Salaries	6,054,962	1,215,307
Taxes	55,233	–
Depreciation and amortization	25,163	12,741
Goodwill impairment	18,326,719	–
Total General and Administrative Expenses	28,697,325	2,550,730

(Loss) from operations	(27,000,750)	(2,440,134)

Other Income (Expenses):
Loss on debt conversions	–	(9,726,485)
Foreign exchange	(476)	50
Interest income	518,650	–
Interest expense	(39,412)	(328,818)
Debt forgiveness	10,852	51,031
Interest forgiveness	–	7,909
Total Other Income (Expenses)	489,614	(9,996,313)

Net (loss) before income taxes	(26,511,136)	(12,436,447)
Provision for income taxes	233,304	–
Net (Loss)	(26,744,440)	(12,436,447)
Comprehensive income (loss):
Gain (Loss) from foreign exchange translation	184,986	(20,268)
Comprehensive (Loss)	(26,559,454)	(12,456,715)

Basic and diluted (Loss) per common share	$(1.76)	$(4.76)

Weighted average common shares outstanding (Basic & Diluted)	15,180,868	2,612,061

See Accompanying Notes to These Consolidated Financial Statements.

Sunshine Biopharma, Inc.

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net (Loss)	$(26,744,440)	$(12,436,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,163	12,741
Goodwilll impairment	18,326,719	–
Foreign exchange (gain)	548	(50)
Stock issued for services	–	918,000
Debt release	(10,852)	–
Loss on debt conversion	–	9,726,485
Gain on interest and debt forgiveness	–	58,940
Changes in operating assets and liabilities:
Accounts receivable	(524,486)	(5,882)
Inventory	42,983	(81,879)
Prepaid expenses	82,846	(26,847)
Accounts payable & accrued expenses	3,359,141	(18,156)
Deferred tax liability	3,628	–
Income tax payable	238,679	–
Interest payable	(48,287)	23,967
Net Cash Flows (Used) in Operations	(5,248,358)	(1,829,128)

Cash Flows From Investing Activities:
Reduction in Right of use asset	33,379	–
Nora Pharma Inc. acquisition	(14,346,637)	–
Cash from Nora Pharma Inc. acquisition	(1,135)	–
Purchase of intangible assets	(111,015)	–
Purchase of equipment	(193,982)	–
Net Cash Flows (Used) in Investing Activities	(14,619,390)	–

Cash Flows From Financing Activities:
Proceeds public and private offerings of common stock, net	30,367,185	–
Warrant exercises	13,193,177	–
Purchase of preferred shares	(99,000)	–
Reduction in lease liability	(31,924)	–
Payoff of Nora Pharma Inc.’s debt	(2,064,331)	–
Proceeds from notes payable	–	3,318,500
Note payable used to pay fees	–	61,500
Payments of notes payable	(1,900,000)	(475,325)
Net Cash Flows Provided by Financing Activities	39,465,107	2,904,675

Cash and Cash Equivalents at Beginning of Period	2,045,167	989,888
Net Increase (Decrease) in cash and cash equivalents	19,597,359	1,075,547
Effect of exchange rate changes on cash	(1,075)	–
Foreign currency translation adjustment	184,986	(20,268)
Cash and Cash Equivalents at End of Period	$21,826,437	$2,045,167

Supplementary Disclosure of Cash Flow Information:	–	–
Cash paid for interest	$48,287	$38,117
Cash paid for income taxes	$–	$–
Stock issued for note conversions	$–	$12,705,214
Stock issued for acquisition of Nora Pharma, Inc.	$4,514,000	$–

See Accompanying Notes to These Consolidated Financial Statements.

Sunshine Biopharma, Inc.

Consolidated Statement of Shareholders' Equity

	Number Of Common Shares	Common	Capital Paid in Excess of Par	Number Of Preferred Shares	Preferred	Compre- hensive	Accumulated
	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total

Balance December 31, 2020	1,732,096	1,732	19,165,029	1,000,000	100,000	(2,871)	(20,218,727)	(954,837)

Common stock issued for the reduction of debt and payment of interest	559,144	559	12,704,655	–	–	–	–	12,705,214
Common stock issued for services	300,000	300	917,700	–	–	–	–	918,000
Net (loss)	–	–	–	–	–	(20,268)	(12,436,447)	(12,456,715)

Balance at December 31, 2021	2,591,240	$2,591	$32,787,384	1,000,000	$100,000	$(23,139)	$(32,655,174)	211,662

Fractional shares issued for reverse stock split	4,380	4	(4)	–	–	–	–	–
Common stock and warrants issued in offerings	6,656,526	6,657	30,360,528	–	–	–	–	30,367,185
Exercise of warrants	9,633,486	9,633	13,183,544	–	–	–	–	13,193,177
Preferred stock purchased from related party	–	–	–	(990,000)	(99,000)	–	–	(99,000)
Common stock issued as part of Nora Pharma Inc. acquisition	3,700,000	3,700	4,510,300	–	–	–	–	4,514,000
Net (loss)	–	–	–	–	–	184,986	(26,744,440)	(26,559,454)

Balance at December 31, 2022	22,585,632	$22,585	$80,841,752	10,000	$1,000	$161,847	$(59,399,614)	$21,627,570

See Accompanying Notes to These Consolidated Financial Statements.

Sunshine Biopharma, Inc.

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1 – Description of Business

Sunshine Biopharma, Inc. (the “Company”) was originally incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado.

Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. held an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development of the licensed Adva-27a anticancer drug. In December 2015, the Company acquired all rights to Adva-27a by purchasing PCT/FR2007/000697 and PCT/CA2014/000029 and terminated the License Agreement.

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

On April 20, 2022, the Company filed a provisional patent application in the United States covering mRNA molecules capable of destroying cancer cells in vitro. The patent application contains composition and utility subject matter pertaining to the structure and sequence of such mRNA molecules.

On February 18, 2022, the Company entered into a research agreement (the “SRA”) with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the SRA, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona personnel under the Research Project. In addition, the Company and the University of Arizona entered into an Option Agreement whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project. Encouraged by the results to date, the Company submitted a Notice of Option Exercise to the University of Arizona on September 13, 2022.

On October 20, 2022, the Company acquired Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company. Based in the greater Montreal area, Nora Pharma has 37 employees and operates in a 15,000 square foot facility certified by Health Canada. Nora Pharma currently offers 60 products, including 49 generic prescription drugs, and 11 OTC products. Nora Pharma sales were $10.7 million USD during its fiscal year ended June 30, 2022. The consolidated financial statements contained in this report include the results of operations of Nora Pharma from October 20, 2022 through December 31, 2022.

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

IMPACT OF CORONAVIRUS (COVID-19) PANDEMIC

In March 2020, the World Health Organization declared Coronavirus and its associated disease, COVID-19, a global pandemic. Conditions surrounding the Coronavirus outbreak are continuing to evolve and government authorities around the world have and continue to implement various measures to mitigate the spread of the virus. The outbreak and related mitigation measures have had and will continue to have a material adverse impact on the world economies and the Company's business activities. It is not possible for the Company to predict the duration or magnitude of the adverse conditions of the outbreak and their effects on the Company’s business or ability to raise funds. No adjustments have been made to the amounts reported in the Company's financial statements as a result of this matter.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

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

TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are stated at net realizable value. The majority of customers are not extended credit and therefore time to maturity for receivables is short. On a periodic basis, management evaluates its trade accounts receivable and determines whether to record an allowance for doubtful accounts or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables.

INVENTORY VALUATION

Inventory is valued at the lower of cost and net realizable value. Cost is determined using the first in, first out method. Net realizable value is the estimated selling price in the ordinary course of business, less the costs of completion and costs necessary to make the sale. The cost of inventory includes the purchase price and other costs directly attributable to the acquisition of finished goods.

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $21,826,437 and $2,045,167 as of December 31, 2022 and December 31, 2021, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 in the U.S. or the equivalent in Canada.

PROPERTY AND EQUIPMENT

Property and equipment are reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2022 and 2021, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

Property and equipment are stated at cost. Depreciation is calculated according to the following methods at the following annual rates and period for financial reporting purposes and accelerated methods for tax purposes. Their estimated useful lives are as follows:

Office Equipment:	Straight-line and Declining balance method	5-7 Years / 20%
Computer Equipment:	Declining balance method	55%
Laboratory Equipment:	Straight-line method	5 Years
Vehicles:	Straight-line and Declining balance method	5 Years / 30%

INTANGIBLE ASSETS

Intangible assets are amortized over their estimated useful lives according to the following methods at the following annual rates and period:

Licenses:	Straight-line method	5 Years
Website:	Declining balance method	55%

Intangible assets are tested for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposal. In such a case, an impairment loss must be recognized and is equivalent to the excess of the carrying amount of a long-lived asset over its fair value.

INTELLECTUAL PROPERTY RIGHTS - PATENTS

The cost of patents acquired is capitalized and is amortized over the remaining life of the patents.

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of such assets against the estimated undiscounted future cash flows associated with it.

BASIC AND DILUTED NET GAIN (LOSS) PER SHARE

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net (loss) by the weighted-average common shares outstanding. Diluted net income per share is calculated by dividing net income by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the year ended December 31, 2022, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2022 the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For Canadian and US tax purposes, the Company’s 2019 through 2021 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

FUNCTIONAL CURRENCY

The U.S. dollar is the functional currency of the Company which is operating in the United States. The functional currency for the Company's Canadian subsidiaries is the Canadian dollar.

The Company translates its Canadian subsidiaries' financial statements into U.S. dollars as follows:

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

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, FASB Topic ASC 825, Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2022 and 2021, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Financial instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815-40 are reclassified to a liability account at the fair value of the instrument on the reclassification date. The Company determined that none of the Company’s financial instruments meet the criteria for derivative accounting as of December 31, 2022 and 2021.

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

REVENUE RECOGNITION

The Company generates sales from three revenue streams: (1) Generic Drugs, (2) OTC Supplements, and (3) Commissions Income.

In Canada, governmental regulations require that companies recognize revenues upon completion of the work by issuing an invoice and remitting the applicable sales taxes (GST and QST) to the appropriate government agency. The Company’s wholly owned Canadian subsidiaries' revenue recognition policy is in compliance with these local regulations.

The Company recognizes revenues for product sales and commissions when title and risk of loss has passed to the customer, which is typically upon delivery to the customer, when estimated rebates are reasonably determinable, and when collectability is reasonably assured.

Trade sales and commissions are accounted for when persuasive evidence of an arrangement exists, the goods have been received by the client, the price is fixed or determinable and collection is reasonably assured.

LEASES

The Company recognizes and measures its leases in accordance with FASB ASC 842, Leases. The Company is a lessee in a non-cancellable operating lease for office space. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and a right-of-use (ROU) asset at the commencement date. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. The discount rate is the implicit rate if it is readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of the Company's lease are not readily determinable and accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date for all leases. The Company’s incremental borrowing rate for a lease is the 6% interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The ROU asset is subsequently measured throughout the lease term at the remaining amount (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Lease cost for lease payments is recognized on a straight-line basis over the lease term.

The Company has elected, for all underlying classes of assets, not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement, and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. The Company recognizes the lease cost associated with its short-term leases on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component for all classes of underlying assets as both a lessee and lessor. Further, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

LEGAL FEES

During the years ended December 31, 2022 and 2021, the legal fees incurred were related to services provided to the Company in connection with the Securities and Exchange Commission requirements and other regulatory and contracts matters.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Acquisition of Nora Pharma Inc.

On October 20, 2022 the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. (“Nora” Pharma), a Canadian privately held company. The purchase price for the shares was $18,860,637 which was paid in cash ($14,346,637) and by the issuance of 3,700,000 shares of the Company’s common stock valued at $4,514,000 or $1.22 per share. Nora Pharma is a certified company offering generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada. Nora Pharma is also registered with the FDA.

The following table summarizes the allocation of the purchase price as of October 20, 2022, the acquisition date using Nora Pharma’s balance sheet assets and liabilities:

Accounts receivable	$1,358,121
Inventory	3,181,916
Intangible assets	659,571
Equipment & furniture	210,503
Other assets	1,105,093
Total assets	6,515,204

Liabilities assumed	(5,981,286)

Net assets	533,918

Goodwill	18,326,719

Total Consideration	$18,860,637

Management has determined that going forward it is in the best interest of the Company to impair 100% of the goodwill in the current, 2022 fiscal year. The Company will review the value of the intangible and other assets on an annual basis and make adjustments to the carrying amounts as necessary.

The fair value of the 3,700,000 common shares issued as part of the consideration paid for Nora Pharma was determined on the basis of the closing market price of the Company’s common shares on the acquisition date, October 20, 2022 ($1.22 per share).

The fair value of the financial assets acquired includes receivables, Inventory, furniture, fixtures, and processing equipment, and right to use assets was $5,858,369.

The unaudited financial information in the table below summarizes the combined results of operations of the Company (Sunshine Biopharma and Nora Pharma) for the years ended December 31, 2022 and 2021, on a pro forma basis, as though the companies had been combined as of January 1, 2021. The unaudited pro forma financial information does not purport to be indicative of the Company's combined results of operations which would actually have been obtained had the acquisition taken place on January 1, 2021, nor should it be taken as indicative of future consolidated results of operations.

Pro Forma results from acquisition	December 31, 2022	December 31, 2021
Total revenues	$14,758,115	$7,927,165
Net (loss) from operations	$(26,192,503)	$(2,224,253)
Net (loss)	$(26,164,764)	$(12,289,655)

Basic and fully (loss) per share	$(1.74)	$(4.70)
Weighted average shares outstanding	15,056,097	2,612,061

In addition, the Company paid off Nora Pharma’s debt by making cash payments totaling $2,064,331 directly to Nora Pharma creditors at or before closing in order to secure creditor consent for the acquisition transaction.

Note 4 – Earnout

As part of the Nora Pharma acquisition the Company agreed to an earnout of $5,000,000 CAD ($3,632,000 USD) payable to Mr. Chamoun, the Seller. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s Employment Agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable.

Note 5 – Goodwill and Intangible Assets

As result of the Nora Pharma acquisition the Company now has goodwill of $18,226,881 and intangible assets of $659,571 on its balance sheet. Management has determined that it is in the best interest of the Company to (i) impair 100% of the goodwill in the current, 2022 fiscal year, and (ii) review the intangible assets for amortization or possible partial of full impairment on an annual basis.

Note 6 – Patents and Other Intellectual Property

The following is a list of the patents and other intellectual property held by the Company at December 31, 2022:

In December 2015, the Company acquired all worldwide issued (US Patent Number 8,236,935, and US Patent Number 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound.

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

On April 20, 2022, the Company filed a provisional patent application in the United States covering mRNA molecules capable of destroying cancer cells in vitro. The patent application contains composition and utility subject matter pertaining to the structure and sequence of such mRNA molecules.

In addition, the Company owns 152 DIN’s issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products.

The Company also owns two NPN’s issued by Health Canada: (i) NPN 80089663 authorizes us to manufacture and sell our in-house developed OTC supplement, Essential 9™, and (ii) NPN 80093432 authorizes us to manufacture and sell the OTC supplement, Calcium-Vitamin D under the brand name Essential Calcium-Vitamin D™.

Note 7 – Reverse Stock Splits

Effective February 9, 2022, the Company completed a 1 for 200 reverse split of its common stock. The Company had previously completed two 20 to 1 reverse stock splits, one in 2019 and the other in 2020.

The Company’s financial statements reflects all three reverse stock splits on a retroactive basis for all periods presented and for all references to common stock, unless specifically stated otherwise.

Note 8 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of $0.001 par value common stock and 30,000,000 shares of $0.10 par value preferred stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time. Out of the authorized Preferred Stock, the Company had previously designated 850,000 shares as Series “A” Preferred Stock (“Series A”). At December 31, 2019, the Company had no issued and outstanding shares of Series A. On June 17, 2020, the Company filed an amendment to its Articles of Incorporation (the “Amendment”) eliminating the Series A shares and the designation thereof, which shares were returned to the status of undesignated shares of Preferred Stock. In addition, the Amendment increased the number of authorized Series B Preferred Shares from five hundred thousand (500,000) to one million (1,000,000) shares. The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable. It has superior liquidation rights to the common stock at $0.10 per share and gives the holder the right to 1,000 votes per share. As of December 31, 2021, there were 1,000,000 shares of the Series B Preferred Stock held by the CEO of the Company.

On February 17, 2022, the Company’s public offering closed and the Company received net proceeds of $6,833,071 from the offering. Pursuant to the public offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 warrants to purchase shares of common stock (the “Tradeable Warrants”) (including 337,494 Tradeable Warrants resulting from partial exercise of the overallotment option granted to the underwriter).

On February 22, 2022, the Company redeemed 990,000 shares of Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share.

On March 14, 2022, the Company completed a private placement and received net proceeds of $6,781,199. In connection with this private placement, the Company issued (i) 2,301,353 shares of its common stock together with investor warrants (“Investor Warrants”) to purchase up to 2,301,353 shares of common stock, and (ii) 1,302,251 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 1,302,251 shares of common stock. Each share of common stock and accompanying Investor Warrant was sold together at a combined offering price of $2.22 and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $2.219. The Pre-Funded Warrants were immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Investor Warrants have an exercise price of $2.22 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

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

On October 20, 2022, the Company issued 3,700,000 shares of Common Stock as part of the acquisition of Nora Pharma. These shares were valued at $4,514,000, or $1.22 per share

During the fiscal year ended December 31, 2021, the Company issued an aggregate of 559,144 shares of its Common Stock valued at $12,705,214 in connection with the conversion of $2,867,243 in debt and interest of $127,986 resulting in a loss of $9,726,485 on conversion. In addition, the Company issued 300,000 shares of its Common Stock valued at $918,000 as compensation to its directors. In total, 859,114 shares of Common Stock were issued during the fiscal year ended December 31, 2021.

Through December 31, 2022 and December 31, 2021, the Company has issued and outstanding a total of 22,585,632 and 2,591,240 shares of Common Stock, respectively.

The Company has declared no dividends since inception.

Note 9 – Warrants

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

During the fiscal year ended December 31, 2022, the Company completed three financing events, and in connection therewith, it issued warrants as follows:

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

During the fiscal year ended December 31, 2022, all of the Pre-Funded Warrants and a total of 3,138,507 Tradeable Warrants were exercised resulting in aggregate proceeds of $6,971,178 received by the Company. In addition, during the fiscal year ended December 31, 2022, a total of 2,802,703 Investor Warrants were exercised resulting in aggregate proceeds of $6,222,001 received by the Company.

The Company’s outstanding warrants at December 31, 2022 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Pre-Funded Warrants	None	$0.001	Unlimited
Tradeable Warrants	963,693	$2.22	February 2027
Investor Warrants	800,901	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027

At December 30, 2022, the final trading day of the year, the closing price of the Company’s common stock was $0.64 per share, a value well below the exercise price of these warrants.

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2022	2021

Net gain (loss) attributable to common stock	$(26,744,440)	$(12,436,447)
Basic weighted average outstanding shares of common stock	15,180,868	2,612,061
Dilutive common share equivalents	0	0
Dilutive weighted average outstanding shares of common stock	15,180,868	2,612,061
Net gain (loss) per share attributable to common stock	$(1.76)	$(4.76)

Note 11 – Income Taxes

The components of the provision for income taxes were as follows:

Provision for income taxes
Current:
Federal	$–
State	–
Foreign	139,856
Deferred:
Federal	–
State	–
Foreign	3,628
Total	$143,484

The components of the net deferred tax assets were as follows:

Components of net deferred tax assets
Deferred Tax Assets:
Net Operating Loss, Credits and Carryforwards	$4,323,025
Fixed Assets	98,957
Intangibles	1,021,230
Research and Development	90,000
Other DTA	161,719
Lease Liability	202,793
Valuation Allowance	(5,596,431)
Total Deferred Tax Assets	301,293

Deferred Tax Liabilities:
Fixed Assets	–
Intangibles	(142,817)
Right-of-Use Asset	(201,508)
Total Deferred Tax Liabilities	(344,325)

Net Deferred Tax Liability	$(43,032)

Note 12 – Notes Payable

As of December 31, 2022 and December 31, 2021, the Company had $0 and $1,900,000, respectively in notes payable outstanding. At December 31, 2022 and December 31, 2021, total accrued interest on Notes Payable was $0 and $48,287, respectively.

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

At December 31, 2022 and December 31, 2021, total accrued interest on Notes Payable was $-0- and $48,287, respectively.

Note 13 – Notes Payable - Related Party

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

Note 14 – Lease

The Company has obligations as a lessee for office space with initial non-cancellable terms in excess of one year. The Company classified the lease as an operating lease. The lease contains a renewal option for a period of five years. Because the Company is certain to exercise the renewal option, the optional period is included in determining the lease term, and associated payments under the renewal option are included in the lease payments. The Company’s lease does not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contract include fixed payments plus a variable Payment. The Company’s office space lease requires it to make variable payments for the Company’s proportionate share of building’s property taxes, insurance, and common area maintenance. These variable lease payments are not included in lease payments used to determine lease liability and are recognized as variable costs when incurred.

Amounts reported on the balance sheet as of December 31, 2022 were as follows:

Operating lease ROU asset	$760,409
Operating Lease liability - Short-term	$123,026
Operating lease liability - Long-term	$642,232
Remaining lease term	7 years
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at December 31, 2022 are as follows:

Maturities of lease liabilities
2023	$123,026
2024	$115,879
2025	$116,066
2026	$109,934
2027	$103,547
Thereafter	$196,807

Note 15 – Management and Director Compensation

The Company paid its officers cash compensation totaling $1,785,000 and $297,307 for the years ended December 31, 2022 and 2021, respectively. Of these amounts attributable to the Company’s CEO, $60,000 and $110,000, respectively was paid to Advanomics Corporation, a company controlled by the CEO of the Company. In addition, the Company issued 300,000 shares of common stock valued at $918,000 to its officers during year ended December 31, 2021. The value of these shares was based upon the closing price of the Company’s common stock of $3.06 on the issuance date.

The Company paid its directors cash compensation totaling $300,000 and $0 for the years ended December 31, 2022 and 2021, respectively.

Note 16 – Subsequent Events

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million. As of the date of this report, the Company has repurchased a total of 445,711 shares of Common Stock at an average price of $1.1371 per share for a total cost of $506,822. As of the date of this report, the repurchased shares have not been returned to treasury.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022, at reasonable assurance levels.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with US GAAP.

Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, and they concluded that our internal control over financial reporting was effective as of December 31, 2022. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2022, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals currently serve as our Board of Directors and executive officers.

Name	Age	Position(s)

Dr. Steve N. Slilaty	70	President, Chief Executive Officer and Chairman

Dr. Abderrazzak Merzouki	59	Chief Operating Officer and Director

Camille Sebaaly	61	Chief Financial Officer and Secretary

Dr. Rabi Kiderchah	50	Director

David Natan	69	Director

Dr. Andrew Keller	69	Director

Dr. Steve N. Slilaty was appointed as our chief executive officer and chairman of our board of directors on October 15, 2009. Dr. Slilaty is an accomplished scientist and business executive. His scientific publications are widely cited. Sunshine Biopharma is the third in a line of biotechnology companies that Dr. Slilaty founded and managed. The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and is now a member of a family of companies owned by MP Biomedicals, one of the largest international suppliers of biotechnology reagents and other research products. The second company which Dr. Slilaty founded, Genomics One Corporation, conducted an initial public offering of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the key participants in the Human Genome Project and reached a market capitalization of $1 billion in 2000. Formerly, Dr. Slilaty was a research team leader at the Biotechnology Research Institute (Montreal), a division of the National Research Council of Canada. Dr. Slilaty is one of the pioneers of Gene Therapy having developed the first gene delivery system applicable to humans in 1983 [Science 220: 725-727 (1983)]. Dr. Slilaty's other distinguished scientific career accomplishments included (i) the discovery of a new class of enzymes, the S24 Family of Proteases (IUBMB Enzyme: EC 3.4.21.88) [Proc. Natl. Acad. Sci. U.S.A. 84: 3987-3991 (1987)]. In addition, Dr. Slilaty (i) developed the first site-directed mutagenesis system applicable to double-stranded DNA [Analyt. Biochem. 185: 194-200 (1990)], (ii) cloned the gene for the first yeast-lytic enzyme (lytic b-1,3-glucanase) [J. Biol. Chem. 266: 1058-1063 (1991)], (iii) developed a new molecular strategy for increasing the rate of enzyme reactions [Protein Engineering 4: 919-922 (1991)], and (iv) constructed a powerful new cloning system for genomic sequencing (TrueBlue® Technology) [Gene 213: 83-91 (1998)]. Most recently, Dr. Slilaty, in collaboration with Institut National des Sciences Appliquée (France), State University of New York at Binghamton (USA) and École Polytechnique, Université de Montréal (Canada), designed, patented, and advanced the development the first, and currently the only known anticancer compound (Adva-27a) capable of destroying multidrug resistant cancer cells [Anticancer Res. 32: 4423 (2011) and US Patent Numbers: 8,236,935 and 10,272,065]. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty is the author of 18 original research papers and 10 issued and pending. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty received his Ph.D. degree in Molecular Biology from the University of Arizona in 1983 and Bachelor of Science degree in Genetics and Biochemistry from Cornell University in 1976. Dr. Slilaty has received research grants from the NIH and NSF and he is the recipient of the 1981 University of Arizona Foundation award for Meritorious Performance in Teaching. Dr. Slilaty’s scientific knowledge and experience qualifies him to serve on our board of directors.

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

Mr. Camille Sebaaly was appointed as our chief financial officer, secretary and a director of our Company on October 15, 2009. He resigned as a director of the Company in October 2021. Since 2001, Mr. Sebaaly has been self-employed as a business consultant, primarily in the biotechnology and biopharmaceutical sectors. He held a number of senior executive positions in various areas including financial management, business development, project management and finance. As an executive and an entrepreneur, he combines expertise in strategic planning and finance with strong skills in business development and deal structure and negotiations. In addition, Mr. Sebaaly worked in operations, general management, investor relations, marketing and business development with emphasis on international business and marketing of advanced technologies including hydrogen generation and energy saving. In the area of marketing, Mr. Sebaaly has evaluated market demands and opportunities, created strategic marketing and business development plans, designed marketing communications and launched market penetration programs. Mr. Sebaaly graduated from State University of New York at Buffalo with an Electrical and Computer Engineering Degree in 1987.

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

Mr. David Natan has served as a director of the Company since February 2022. In addition, since 2007 Mr. Natan has served as President and Chief Executive Officer of Natan & Associates, LLC, a consulting firm offering chief financial officer services to public and private companies in a variety of industries. From February 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Prior to that, Mr. Natan served in various roles of increasing responsibility with Deloitte & Touche LLP, a global consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of Global Diversified Marketing Group, Inc. (OTCMKTS: GDMK), a manufacturer, marketer and distributor of food and snack products, since February 2021 and serves as a member of the Board of Directors and Chair of the Audit Committee of Sunshine Biopharma, Inc. (NASDAQ: SBFM), a pharmaceutical and nutritional supplement company, since February 2022. Additionally in December 2022, Mr. Natan was appointed to the board of Directors and Audit Committee Chair of Vivakor Inc. (NASDAQ: VIVK) Previously, Mr. Natan served as Chairman of the Board of Directors of ForceField Energy, Inc., from April 2015 to May 2020, and as a member of the Board of Directors of Global Technovations, Inc., from December 1999 to December 2001. Mr. Natan holds a B.A. in Economics from Boston University. Mr. Natan’s experience as business executive and as a director of public companies qualify him to serve on our board of directors.

Dr. Andrew M. Keller has served as a director of the Company since February 10, 2022. From 2016 through November 2019, Dr. Keller was the Chief Medical Officer at the Western Connecticut Medical Group, Bethel CT, a multispecialty organization. He was employed by this group beginning in 1989, and in 2003 became Chief – Section of Cardiovascular Diseases. In 2014 he was appointed Chief Medical Informatics Officer. Previously, Dr. Keller was an Assistant Professor of Medicine/Radiology at Columbia University, The College of Physicians and Surgeons, NY, NY. Dr. Keller retired as a practicing physician in 2019 and in 2020, became a full time student at Quinnipiac University College of Law, where he is currently in his third year. Dr. Keller received a Doctor of Medicine degree in 1979 from The Ohio State University and a Bachelor of Arts degree in Physics, Magna Cum Laude from Ithaca College in 1975. Dr. Keller’s medical and scientific knowledge and experience qualify him to serve on our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by our executive officers in all capacities during the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)

Dr. Steve N. Slilaty	2022	360,000	(1)	10,000	–		–	370,000
Chief Executive Officer and Director	2021	156,380	(1)	–	306,000	(2)	–	462,380

Camille Sebaaly	2022	300,000		630,000	–		–	930,000
Chief Financial Officer	2021	40,000		–	306,000	(2)	–	346,000

Dr. Abderrazzak Merzouki	2022	240,000		245,000	–		–	485,000
Chief Operating Officer and Director	2021	109,927		–	306,000	(2)	–	415,927

________________

(1)	Portions of these amounts were paid to Advanomics Corporation, a company controlled by Dr. Slilaty.
(2)	Represents stock award valued at $3.06 per share, the closing price of the common stock on the date of grant of January 6, 2021.

Employment Agreements

On April 8, 2022, we entered into an employment agreement with Dr. Steve N. Slilaty, our Chief Executive Officer. Pursuant to the employment agreement, Dr. Slilaty will continue to serve as our CEO and will be paid a base annual salary of $360,000 (which will increase annually at the rate of the Consumer Price Index or 5%, whichever is higher). The employment agreement has a term of four years and will renew automatically for a term of an additional three years. In the event the employment agreement is terminated by the Company without cause, the Company will pay Dr. Slilaty $10 million. Upon expiration of the employment agreement, the Company will pay Dr. Slilaty $2 million.

Outstanding Equity Awards at 2022 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2022.

Director Compensation

The following table sets forth compensation we paid to our directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	All Other Compensation	Total ($)
Dr. Rabi Kiderchah	60,000	–	–	–	60,000
Mr. David Natan	60,000	–	–	–	60,000
Dr. Abderrazzak Merzouki	60,000	–	–	–	60,000
Dr. Andrew Keller	60,000	–	–	–	60,000
Dr. Steve N. Slilaty	60,000	–	–	–	60,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31 2023, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table lists applicable percentage ownership based on 22,585,632 shares of common stock outstanding as of March 31, 2023. In addition, under SEC rules, beneficial ownership of common stock includes shares of our common stock issuable pursuant to the conversion or exercise of securities that are either immediately exercisable or convertible into common stock or exercisable or convertible into common stock within 60 days of March 31, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Class

Common	Dr. Steve N. Slilaty(1)(2)(3) 579 Rue Lajeunesse Laval, Quebec Canada H7X 3K4	121,024	(1)	*

Common	Camille Sebaaly(1) 3040 Levesque West, Suite 506 Laval, Quebec Canada H7V 2G3	174,465		*

Common	Dr. Abderrazzak Merzouki (1) 731 Place de l’Eeau Vive Laval, Quebec Canada H7Y 2E1	116,720		*

Common	Dr. Andrew Keller(1) c/o Sunshine Biopharma, Inc. 6500 Trans-Canada Highway 4th Floor, Pointe-Claire, Quebec H9R 0A5, Canada	0		*

Common	David Natan(1) c/o Sunshine Biopharma, Inc. 6500 Trans-Canada Highway 4th Floor, Pointe-Claire, Quebec H9R 0A5, Canada	0		*

Common	Dr. Rabi Kiderchah(1) c/o Sunshine Biopharma, Inc. 6500 Trans-Canada Highway 4th Floor, Pointe-Claire, Quebec H9R 0A5, Canada	1,625		*

Common	Malek Chamoun(3) 1730 rue Saint Patrick, Apt. 601 Montreal, Quebec Canada H3K 2H2	3,700,000(3)		16.4%

	All Officers and Directors as Group (5 persons)	4,113,834(3)		18.2%

____________________

* Less than 1%.

(1)	Officer and/or director of our Company.
(2)	Does not include 10,000 shares of the Company’s Series B Preferred Shares. Dr. Slilaty has agreed not to vote these shares until such time as the Company’s Tradeable Warrants are no longer outstanding. Each share of Series B Preferred Stock gives the holder the right to 1,000 votes per share.
(3)	Dr. Slilaty controls the voting of Mr. Chamoun’s shares through a voting agreement between Mr. Chamoun and Dr. Slilaty dated October 20, 2022

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

A Note Payable dated December 31, 2019, held by our CEO having a face value of $128,269 and accruing interest at 12% was due December 31, 2020. On December 31, 2020, we renewed the Note together with accrued interest of $15,392 for a 12-month period. The new Note had a face value of $143,661, accrued interest at 12% per year, and had a maturity date of December 31, 2021. On August 24, 2021, we paid off the entire principal balance of this Note, together with accrued interest of $12,929 by making a cash payment of $156,590.

On February 22, 2022, we redeemed 990,000 shares of Series B Preferred Stock held by Dr. Steve Slilaty, our CEO, at a redemption price equal to the stated value of $0.10 per share.

Director Independence

Our independent directors consist of Dr. Kiderchah, Mr. Natan and Dr. Keller.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Audit Fees	$137,500	$75,600
Audit-related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$137,500	$75,600

Audit Fees. Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2022 and 2021 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. B F Borgers CPA PC did not perform any tax compliance services for us during the years ended December 31, 2022 or 2021.

All Other Fees. B F Borgers CPA PC did not receive any other fees from us for the years ended December 31, 2022 or 2021.

As of December 31, 2021, our entire Board of Directors performed the duties of an audit committee. Our Board of Directors evaluated the scope and cost of the engagement of an auditor before the auditor rendered audit and non-audit services. As of February 15, 2022, the Board of Directors appointed our three independent directors as the members of our audit committee.

PART IV

ITEM 15           EXHIBITS

1.1	Underwriting Agreement between the Company and Aegis Capital Corp. (1)
3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation filed November 2, 2009 (3)
3.3	Statement of Share and Equity Capital Exchange (4)
3.4	Articles of Amendment to Articles of Incorporation filed July 13, 2010 (4)
3.5	Articles of Amendment to Articles of Incorporation filed May 27, 2015 (5)
3.6	Articles of Amendment to Articles of Incorporation (6)
3.7	Articles of Amendment to Articles of Incorporation (7)
3.8	Bylaws (2)
4.1	Description of Registrant’s Securities (16)
10.1	Patent Purchase Agreement with Advanomics Corporation (8)
10.2	Second Patent Purchase Agreement with Advanomics Corporation (9)
10.3	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated October 8, 2016, including Secured Convertible Promissory Note (10)
10.4	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated December 28, 2016, including Secured Convertible Promissory Note (10)
10.5	Form of Warrant (1)
10.6	Warrant Agent Agreement between the Company and Equiniti (1)
10.7	Sponsored Research Agreement, dated October 6, 2020, between the Company and the University of Georgia Research Foundation, Inc. (11) **
10.8	Research Agreement between the Company and Arizona Board of Regents on behalf of the University of Arizona (12)
10.9	Engagement Letter, dated March 14, 2022, between the Company and Aegis Capital Corp. (15)
10.10	Securities Purchase Agreement, dated March 10, 2022 (15)
10.11	Form of Warrant, dated March 14, 2022 (15)
10.12	Registration Rights Agreement, dated March 10, 2022 (15)
10.13	Form of Amendment to Warrant (17)
10.14	Employment Agreement between Sunshine Biopharma, Inc. and Dr. Steve Slilaty (18) *
10.15	Engagement Letter, dated April 25, 2022 (19)
10.16	Form of Securities Purchase Agreement (19)
10.17	Form of Registration Rights Agreement (19)
10.18	Form of Warrant (19)
10.19	Share Purchase Agreement between Sunshine Biopharma, Inc., Malek Chamoun and Nora Pharma Inc. (20)
10.20	Employment Agreement between Sunshine Biopharma, Inc., Nora Pharma Inc. and Malek Chamoun (20) *
10.21	Research Agreement between the Company and Sir Mortimer B. Davis Jewish General Hospital (21)
10.22	License Agreement between the Company and the University of Arizona (22) **
14.1	Code of Ethics (13)
21	Subsidiaries (filed herewith)
23.1	Consent of BF Borgers CPA PC (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EX-101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
EX-104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

 _______________________

*	Indicates management contract or compensatory arrangement.
**	Portions of the exhibit have been omitted.

(1)	Incorporated by reference to 8-K filed with the SEC on February 17, 2022
(2)	Incorporated by reference to SB-2 filed with the SEC on October 19, 2007.
(3)	Incorporated by reference to 8-K filed with the SEC on November 6, 2009.
(4)	Incorporated by reference to 10-Q filed with the SEC on August 4, 2010.
(5)	Incorporated by reference to 8-K filed with the SEC on June 1, 2015.
(6)	Incorporated by reference to 8-K filed with the SEC on June 24, 2020.
(7)	Incorporated by reference to 8-K filed February 9, 2022.
(8)	Incorporated by reference to 8-K filed with the SEC on October 9, 2015.
(9)	Incorporated by reference to 8-K filed with the SEC on December 28, 2015.
(10)	Incorporated by reference to 8-K filed with the SEC on March 14, 2016.
(11)	Incorporated by reference to S-1/A filed with the SEC on January 24, 2022.
(12)	Incorporated by reference to 8-K filed with the SEC on February 25, 2022.
(13)	Incorporated by reference to 10-K filed with the SEC on May 1, 2020.
(14)	Incorporated by reference to S-1 filed September 9, 2021.
(15)	Incorporated by reference to 8-K filed with the SEC on March 15, 2022.
(16)	Incorporated by reference to 10-K filed with the SEC on March 21, 2022.
(17)	Incorporated by reference to 8-K filed with the SEC on March 24, 2022.
(18)	Incorporated by reference to 8-K filed with the SEC on April 8, 2022.
(19)	Incorporated by reference to 8-K filed with the SEC on April 28, 2022.
(20)	Incorporated by reference to 8-K filed with the SEC on October 20, 2022.
(21)	Incorporated by reference to 8-K filed with the SEC on February 10, 2023.
(22)	Incorporated by reference to 8-K filed with the SEC on February 28, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSHINE BIOPHARMA, INC.

Dated: April 3, 2023	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Chief Executive Officer (principal executive officer)

/s/ Camille Sebaaly
Camille Sebaaly, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Steve N. Slilaty	Chief Executive Officer and Director	April 3, 2023
Dr. Steve N. Slilaty	(Principal Executive Officer)

/s/ Camille Sebaaly	Chief Financial Officer	April 3, 2023
Camille Sebaaly	(Principal Financial and Accounting Officer)

/s/ Dr. Abderrazzak Merzouki	Director	April 3, 2023
Dr. Abderrazzak Merzouki

/s/ David Natan	Director	April 3, 2023
David Natan

/s/ Dr. Andrew Keller	Director	April 3, 2023
Dr. Andrew Keller

/s/ Dr. Rabi Kiderchah	Director	April 3, 2023
Dr. Rabi Kiderchah

