Form 10-Q
period 2023-03-31
Sunshine Biopharma, Inc
filed 2023-05-10
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of May 10, 2023, was 22,139,921 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$19,294,218	$21,826,437
Accounts receivable	1,790,480	1,912,153
Inventory	3,709,987	3,289,945
Prepaid expenses	152,262	283,799
Total Current Assets	24,946,947	27,312,334

Property and equipment	368,032	394,249
Intangible assets	948,240	776,856
Right-of-use-asset	728,129	760,409

TOTAL ASSETS	$26,991,348	$29,243,848

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	$2,736,154	$2,802,797
Earnout payable	3,632,000	3,632,000
Income tax payable	416,245	373,191
Right-of-use-liability	121,303	123,026
Total Current Liabilities	6,905,702	6,931,014

Long-Term Liabilities:
Deferred tax liability	43,032	43,032
Right-of-use-liability	613,136	642,232
Total Long-Term Liabilities	656,168	685,264

TOTAL LIABILITIES	7,561,870	7,616,278

SHAREHOLDERS' EQUITY

Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 10,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 22,139,921 and 22,585,632 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	22,139	22,585
Capital paid in excess of par value	80,335,376	80,841,752
Accumulated comprehensive income	173,007	161,847
Accumulated (Deficit)	(61,102,044)	(59,399,614)

TOTAL SHAREHOLDERS' EQUITY	19,429,478	21,627,570

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,991,348	$29,243,848

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	March 31,	March 31,
	2023	2022

Sales	$4,894,053	$122,645
Cost of sales	3,065,931	59,845
Gross profit	1,828,122	62,800

General and Administrative Expenses:
Accounting	169,750	73,800
Consulting	131,615	5,498
Director fees	100,000	50,000
Legal	107,449	136,225
Marketing	127,913	95,040
Office	482,458	282,505
Patent fees	6,308	8,334
R&D	432,925	361,652
Salaries	2,000,257	270,000
Taxes	63,718	–
Depreciation and amortization	34,710	3,110
Total General and Administrative Expenses	3,657,103	1,286,164

(Loss) from operations	(1,828,981)	(1,223,364)

Other Income (Expenses):
Foreign exchange	15	(9)
Interest income	213,881	3
Interest expense	(41,075)	(12,864)
Total Other Income (Expenses)	172,821	(12,870)

Net (loss) before income taxes	(1,656,160)	(1,236,234)
Provision for income taxes	46,270	–
Net (Loss)	(1,702,430)	(1,236,234)

Gain from foreign exchange translation	11,160	1,007
Comprehensive (Loss)	(1,691,270)	(1,235,227)

Basic (loss) per common share	$(0.08)	$(0.23)

Weighted average common shares outstanding (Basic & Diluted)	22,036,272	5,272,856

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	March 31,	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net (Loss)	$(1,702,430)	$(1,236,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,710	3,110
Foreign exchange	–	9
Accounts receivable	135,891	7,774
Inventory	(417,318)	(73,865)
Prepaid expenses	129,849	(9,007)
Accounts payable & accrued expenses	(73,661)	52,292
Income tax payable	42,853	–
Interest payable	–	(48,287)
Net Cash Flows (Used) in Operations	(1,850,106)	(1,304,208)

Cash Flows From Investing Activities:
Reduction in Right-of-use asset	32,934	–
Cash from Nora Pharma Inc. acquisition	(1,135)	–
Purchase of intangible assets	(178,395)	–
Purchase of equipment	293	–
Net Cash Flows (Used) in Investing Activities	(146,303)	–

Cash Flows From Financing Activities:
Common stock issued for public offerings	–	14,436,673
Purchase of treasury stock	(506,822)	(99,000)
Lease liability	(31,477)	–
Payments of notes payable	–	(1,900,000)
Net Cash Flows (Used In) Provided by Financing Activities	(538,299)	12,437,673

Cash and cash equivalents at beginning of period	21,826,437	2,045,167
Net Increase (Decrease) in cash and cash equivalents	(2,534,708)	11,133,465
Effect of exchange rate changes on cash	2,489	(1,007)
Cash and cash equivalents at end of period	$19,294,218	$13,177,625

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$–	$15,271
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statement of Shareholders' Equity (Unaudited)

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Number of Preferred Shares Issued	Preferred Stock	Compre- hensive Income	Accumulated Deficit	Total
Three Months Period Ended March 31, 2022
Balance December 31, 2021	2,595,620	$2,596	$32,787,379	1,000,000	$100,000	$(23,139)	$(32,655,174)	$211,662
Common stock and pre-funded warrants issued in public offerings	4,183,706	4,184	13,610,086	–	–	–	–	13,614,270
Exercise of warrants	370,452	370	822,033	–	–	–	–	822,403
Preferred stock purchased from related party	–	–	–	(990,000)	(99,000)	–	–	(99,000)
Net (loss)	–	–	–	–	–	1,007	(1,236,234)	(1,235,227)
Balance at March 31, 2022	7,149,778	$7,150	$47,219,498	10,000	$1,000	$(23,139)	$(32,655,174)	14,549,335

Balance December 31, 2022	22,585,632	$22,585	$80,841,752	10,000	$1,000	$161,847	$(59,399,614)	$21,627,570
Repurchased stock	(445,711)	(446)	(506,376)	–	–	–	–	(506,822)
Net (loss)	–	–	–	–	–	11,160	(1,702,430)	(1,691,270)
Balance at March 31, 2023	22,139,921	$22,139	$80,335,376	10,000	1,000	$173,007	$(61,102,044)	19,429,478

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2023 and 2022

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

On February 18, 2022, the Company entered into a research agreement (the “SRA”) with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the SRA, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona under the Research Project. In addition, the Company and the University of Arizona entered into an option agreement (the “Option Agreement”) whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project. On September 13, 2022, the Company exercised its option under the Option Agreement and on February 24, 2023 entered into an exclusive worldwide license agreement with the University of Arizona for all of the technology related to the Research Project.

On April 20, 2022, the Company filed a provisional patent application in the United States covering mRNA molecules capable of destroying cancer cells in vitro. The patent application contains composition and utility subject matter pertaining to the structure and sequence of such mRNA molecules. The lead anticancer mRNA molecule arising from this technology is targeted for liver cancer and bears the laboratory name K1.1.

On October 20, 2022, the Company acquired Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 37 employees and operates in a 15,000 square foot facility certified by Health Canada. Nora Pharma currently offers 50 generic prescription drugs and 11 OTC products. The consolidated financial statements contained in this Report include the results of operations of Nora Pharma from January 1, 2023 through March 31, 2023.

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the three months periods ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2023. These financial statements should be read in conjunction with that report.

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

The value of the 3,700,000 common shares issued as part of the consideration paid for Nora Pharma was determined based on the closing market price of the Company’s common shares on the acquisition date, October 20, 2022 ($1.22 per share).

The Company impaired 100% of the goodwill amount in 2022 and is intending to depreciate the intangible assets over 5 years using the straight-line method.

As part of the consideration paid for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the Seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s Employment Agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable.

The unaudited financial information in the table below summarizes the combined results of operations of the Company (Sunshine Biopharma and Nora Pharma) for the years ended December 31, 2022 and 2021, on a pro forma basis, as though the companies had been combined as of January 1, 2021. The unaudited pro forma financial information does not purport to be indicative of the Company's combined results of operations which would have been obtained had the acquisition taken place on January 1, 2021, nor should it be taken as indicative of future consolidated results of operations:

Pro Forma results from acquisition	December 31, 2022	December 31, 2021
Total revenues	$14,758,115	$7,927,165
Net (loss) from operations	$(26,192,503)	$(2,224,253)
Net (loss)	$(26,164,764)	$(12,289,655)

Basic and fully diluted (loss) per share	$(1.74)	$(4.70)
Weighted average number of shares outstanding	15,056,097	2,612,061

Note 4 – Reverse Stock Splits

Effective February 9, 2022, the Company completed a 1 for 200 reverse split of its common stock. The Company had previously completed two 20 to 1 reverse stock splits, one in 2019 and the other in 2020. The Company’s financial statements reflect all three reverse stock splits on a retroactive basis for all periods presented and for all references to common stock, unless specifically stated otherwise.

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

On February 17, 2022, the Company completed a public offering and received net proceeds of $6,833,071 from the offering. Pursuant to the public offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 warrants to purchase shares of common stock (the “Tradeable Warrants”).

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

On October 20, 2022, the Company issued 3,700,000 shares of common stock as part of the acquisition of Nora Pharma. These shares were valued at $4,514,000, or $1.22 per share.

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

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million under SEC Rule 10B-18. During the three months ended March 31, 2023, the Company repurchased a total of 445,711 shares of common stock at an average price of $1.1371 per share for a total cost of $506,822. The 445,711 repurchased common shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 22,585,632 to 22,139,921.

Through March 31, 2023 and December 31, 2022, the Company has a total of 22,139,921 and 22,585,632 shares of common stock issued and outstanding, respectively.

The Company has declared no dividends since inception.

Note 6 – Warrants

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

In 2022, the Company completed three financing events, and in connection therewith, it issued warrants as follows:

Type	Number	Exercise Price	Expiry Date
Pre-Funded Warrants	3,692,276	$0.001	Unlimited
Tradeable Warrants	4,102,200	$2.22*	February 2027
Investor Warrants	3,603,604	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027

*	The Tradeable Warrants had an initial exercise price of $4.25, subject to adjustment. Upon the closing of the Company's private placement on March 14, 2022, the exercise price of the Tradeable Warrants was reduced to $2.22, in accordance with the terms thereof.

As of March 31, 2023, all of the Pre-Funded Warrants and a total of 3,138,507 Tradeable Warrants were exercised resulting in aggregate proceeds of $6,971,178 received by the Company. During the three month period ended March 31, 2023, no Investor Warrants or April Warrants were exercised.

The Company’s outstanding warrants at March 31, 2023 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Pre-Funded Warrants	None	$0.001	Unlimited
Tradeable Warrants	963,693	$2.22	February 2027
Investor Warrants	800,901	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027

Note 7 – Net Loss Per Common Share

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

In February 2022, the Company issued 4,102,200 Tradeable Warrants pursuant to the Company’s Public Offering. In March and April 2022, the Company issued 3,603,604 Investor Warrants and 9,725,690 April Warrants pursuant to two private placements. As of March 31, 2023, 3,138,507 Tradeable Warrants and 2,802,703 Investor Warrants were exercised, leaving 963,693 Tradeable Warrants, 800,901 Investor Warrants and 9,725,690 April Warrants outstanding. These warrants are dilutive and were included in the diluted earnings per share.

In March and April 2022, the Company issued and sold Pre-Funded Warrants to purchase an aggregate of 3,692,276 shares of common stock at a nominal exercise price of $0.001 per share (see Note 3). During the three months ended March 31, 2023, all of these warrants were exercised and therefore had no remaining dilutive effect.

Note 8 – Lease

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

Amounts reported on the balance sheet as of March 31, 2023 were as follows:

Operating lease ROU asset	$728,129
Operating Lease liability - Short-term	$121,303
Operating lease liability - Long-term	$613,136
Remaining lease term	6 years 9 months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at March 31, 2023 are as follows:

2023	$91,654
2024	$115,978
2025	$116,166
2026	$110,028
2027	$103,636
Thereafter	$196,976

Note 9 – Management and Director Compensation

The Company paid its officers cash compensation totaling $820,000 and $270,000 for the three month periods ended March 31, 2023 and 2022, respectively.

The Company paid its directors cash compensation totaling $100,000 and $50,000 for the three month period ended March 31, 2023 and 2022, respectively.

Note 10 – Subsequent Events

In accordance with ASC 855 – Subsequent Events, the Company has analyzed its operations after March 31, 2023 to the date these unaudited financial statements were available. No subsequent transactions were identified.

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

About Sunshine Biopharma

Sunshine Biopharma Inc. is a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. In addition to our own drug development operations, we operate three wholly owned subsidiaries, including (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 50 prescription drugs on the market in Canada and 28 additional drugs scheduled to be launched in 2023 and 2024, (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells OTC supplements, and (iii) NOX Pharmaceuticals, Inc., a Colorado corporation which is inactive and is scheduled to be dissolved later this year.

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

On October 20, 2022, we acquired Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 37 employees and operates in a 15,000 square foot facility certified by Health Canada. Nora Pharma currently offers 50 generic prescription drugs and 11 nonprescription OTC products. Nora Pharma sales were $10.7 million USD during its fiscal year ended June 30, 2022. The consolidated financial statements contained in this report include the results of operations of Nora Pharma from October 20, 2022 through December 31, 2022.

Products on the Market

As a result of the acquisition of Nora Pharma we now have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication	Reference Brand
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clopidogrel	Cardiovascular	Plavix®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Escitalopram	Central nervous system	Cipralex®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Mirtazapine	Central nervous system	Remeron®
Metformin	Diabetes	Glucophage®
Montelukast	Allergy	Singulair®
Olanzapine ODT	Central nervous system	Zyprexa®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Acid Reflux	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

In addition, we have the following nonprescription OTC products on the market in Canada and partially in the U.S.:

Product	Description
Essential 9™	Essential Amino Acids capsules (761 mg)
L-Arginine	L-Arginine capsules (500 mg)
L-Carnitine	L-Carnitine capsules (667 mg)
Extreme-Mass™	Weight Gain powder
Iso-Whey™	Whey Protein powder
BCAA 2:1:1™	Branched-Chain Amino Acids capsules (600 mg)
L-Creatine	L-Creatine Monohydrate powder
Nora B12-1000	Vitamin B-12 tablets (Cyanocobalamine, 1,000 mcg)
Nora Calcium	Calcium Carbonate tablets (500 mg)
Nora Cal-D 400	Calcium Carbonate (500 mg) + Vitamin D (400 IU) tablets
Nora Cal-D 1000	Calcium Carbonate (500 mg) + Vitamin D (1,000 IU) tablets
Nora D-400	Vitamin D tablets (Calciferol 400 IU)
Nora D-1000	Vitamin D tablets (Calciferol 1,000 IU)
Nora Senna	Senna Alexandrina tablets (8.6 mg)
Nora Sennosides	Senna Alexandrina tablets (8.6 mg)
NRA-ASA	Acetylsalicylic Acid tablets (80 mg)
NRA-Docusate Sodium	Docusate Sodium capsules (100 mg)
NRA K-20	Potassium Chloride tablets (1,500 mg)

Products in Development

The following table summarizes our generic and proprietary drugs in development:

Generic Drugs	Therapeutic Area(s)	Development Stage	Launch Date
Group A (4 Products)	Central Nervous System, Urology, Cardiovascular	Under Regulatory Review	2023Q2
Group B (3 Products)	Central Nervous System, Gastrointestinal	Under Regulatory Review	2023Q3
Group C (1 Product)	Oncology	Under Regulatory Review	2023Q4
Group D (8 Products)	Central Nervous System, Cardiovascular, Metabolism	Under Regulatory Review	2024Q1
Group E (5 Products)	Cardiovascular, Urology, Endocrinology	Under Regulatory Review	2024Q2
Group F (6 Products)	Urology, Cardiovascular, Oncology, Anti-infectives	Under Regulatory Review	2024Q3

Proprietary Drugs	Therapeutic Area	Development Stage	Launch Date
Adva-27a (Small Molecule)	Oncology (Pancreatic Cancer)	IND-Enabling Studies	TBD
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing	TBD
SBFM-PL4 (Small Molecule)	Antiviral (COVID-19)	Animal Testing	TBD

Proprietary Drugs in Development

Adva-27a Anticancer Drug

In the area of oncology, our proprietary drug development activities have been focused on the development of a small molecule called Adva-27a for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). We are the direct owner of all patents pertaining to Adva-27a including U.S. Patents Number 8,236,935 and 10,272,065.

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

K1.1 Anticancer mRNA

In June 2021, we initiated a new research project in which we set out to determine if certain mRNA molecules can be used as anti-cancer agents. The data collected to date have shown that a selected group of mRNA molecules are capable of destroying cancer cells in vitro including multidrug resistant breast cancer cells (MCF-7/MDR), ovarian adenocarcinoma cells (OVCAR-3), and pancreatic cancer cells (SUIT-2). Studies using non-transformed (normal) human cells (HMEC cells) showed that these mRNA molecules had little cytotoxic effects. These new mRNA molecules, bearing the laboratory name K1.1, are readily adaptable for delivery into patients using the mRNA vaccine technology. In April 2022, we filed a provisional patent application in the United States covering the subject mRNA molecules. We recently concluded an agreement with a specialized partner for the purposes of formulating our K1.1 mRNA molecules into lipid nanoparticles, ready for use to conduct studies in xenograft mice. We anticipate commencing such studies later this year.

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

In February 2022, we expanded our PLpro inhibitors research effort by entering into a research agreement with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the agreement, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona personnel under the Research Project. In addition, the Company and the University of Arizona entered into an option agreement (the “Option Agreement”) whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project. On September 13, 2022, we exercised our option under the Option Agreement and on February 24, 2023, we entered into an exclusive worldwide license agreement with the University of Arizona for all of the technology related to the Research Project.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2023 and 2022

During the three months ended March 31, 2023, we generated $4,894,053 in sales, compared to $122,645 for the three months ended March 31, 2022, an increase of $4,771,408. The increase is attributable to sales generated by our recently acquired wholly owned subsidiary, Nora Pharma. The direct cost for generating these sales was $3,065,931 (62.6%) for the three months ended March 31, 2023, compared to $59,845 for the three months ended March 31, 2022 (48.8%). The increase in the cost of goods sold in 2023 is due to the cost of manufacturing of the generic prescription drugs sold by Nora Pharma. Our gross profit grew to $1,828,122 for the three months ended March 31, 2023, compared to $62,800 for the three months ended March 31, 2022.

General and administrative expenses during the three month period ended March 31, 2023 were $3,657,103, compared to $1,286,164 during the three month period ended March 31, 2022, an increase of $2,370,939. This increase was the result of increased overhead associated with being a Nasdaq listed company and expenses related to Nora Pharma operations. Specifically, we incurred increased costs in accounting ($95,951), consulting ($126,117), office costs ($199,953), research and development ($71,273), salaries ($1,739,257) and taxes ($63,718). Overall, we incurred a loss of $1,828,981 from our operations for the three months ended March 31, 2023, compared to a loss of $1,223,364 from our operations in the three month period ended March 31, 2022.

In addition, we had net interest income of approximately $172,821 during the three months ended March 31, 2023, compared to a net interest expense of approximately $12,870 during the three months ended March 31, 2022, as a result of interest earned on the cash on hand.

As a result, we incurred a net loss of $1,702,430 for the three months ended March 31, 2023, compared to a net loss of $1,236,234 for the three month period ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had cash or cash equivalents of $19,294,218.

Net cash used in operating activities was $1,850,106 during the three months ended March 31, 2023, compared to $1,304,208 during the three month period ended March 31, 2022. The increase was a result of the addition of Nora Pharma’s operations.

Cash flows used in investing activities were $146,303 for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022. The increase was the result of cash invested in Nora Pharma.

Cash flows used in financing activities were $(538,299) for the three months ended March 31, 2023, compared to $12,437,673 provided by financing activities for the three months ended March 31, 2022. The decrease was primarily as a result of no offerings made during the three months ended March 31, 2023 compared to two offerings completed in February and March 2022, and due to our purchase of $506,822 in common stock under Rule 10B-14 in the first quarter of 2023 period compared to $0 during the same period in 2022.

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

Management estimates that we will need additional capital in the amount of approximately $30 million to fully implement our business plan, including funding for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceuticals operations arising from the Nora Pharma acquisition. Additional capital may not be available on terms acceptable to us, or at all. Currently, we do not have any firm committed arrangements for financing and can provide no assurance that we will be able to obtain financing when required. No assurance can be given that we will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business will be available on acceptable terms. Our inability to obtain acceptable financing could have an adverse effect upon the results of our operations and financial condition.

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

For a detailed list of significant accounting policies, please see our annual report on Form 10-K for the fiscal year ended December 31, 2022, including our financial statements and notes thereto included therein as filed with the SEC on April 4, 2023.

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

Off Balance-Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2023.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

