Form 10-Q
period 2023-06-30
Sunshine Biopharma, Inc
filed 2023-08-10
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of August 10, 2023, was 25,746,302 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,729,491	$21,826,437
Accounts receivable	2,011,308	1,912,153
Inventory	4,250,887	3,289,945
Prepaid expenses	107,023	283,799
Total Current Assets	26,098,709	27,312,334

Property and equipment	366,684	394,249
Intangible assets	1,233,570	776,856
Right-of-use-asset	711,059	760,409
TOTAL ASSETS	$28,410,022	$29,243,848

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$1,759,789	$2,802,797
Earnout payable	2,547,831	3,632,000
Income tax payable	230,581	373,191
Right-of-use-liability	122,146	123,026
Total Current Liabilities	4,660,347	6,931,014

Long-Term Liabilities:
Deferred tax liability	43,032	43,032
Right-of-use-liability	596,850	642,232
Total Long-Term Liabilities	639,882	685,264
TOTAL LIABILITIES	5,300,229	7,616,278

SHAREHOLDERS' EQUITY
Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 10,000 shares issued and outstanding	1,000	1,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 25,746,302 and 22,585,632 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	25,746	22,585
Capital paid in excess of par value	84,422,143	80,841,752
Accumulated comprehensive income	665,056	161,847
Accumulated (Deficit)	(62,004,152)	(59,399,614)
TOTAL SHAREHOLDERS' EQUITY	23,109,793	21,627,570

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$28,410,022	$29,243,848

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2023	2022	2023	2022

Sales:	$5,560,865	$150,307	$10,454,918	$272,952
Cost of sales	3,608,118	74,683	6,674,049	134,528
Gross profit	1,952,747	75,624	3,780,869	138,424

General and Administrative Expenses:
Accounting	75,281	41,060	245,031	114,860
Consulting	392,454	101,683	524,069	107,181
Director fees	100,000	50,000	200,000	50,000
Legal	145,815	112,360	259,572	256,919
Marketing	133,177	87,680	261,090	182,720
Office	395,385	90,407	877,843	372,912
R&D	368,565	45,943	801,490	407,595
Salaries	1,200,167	240,000	3,200,424	560,000
Taxes	96,649	–	160,367	–
Depreciation	34,877	2,287	69,587	5,397
Total General and Administrative Expenses	2,942,370	771,420	6,599,473	2,057,584

(Loss) from operations	(989,623)	(695,796)	(2,818,604)	(1,919,160)

Other Income (Expense):
Foreign exchange	(261)	29	(246)	20
Interest income	203,049	146,043	416,930	146,046
Debt release	–	10,852	–	10,852
Interest expense	(27,596)	–	(68,671)	(12,864)
Total Other Income (Expense)	175,192	156,924	348,013	144,054

Net (loss) before income taxes	(814,431)	(538,872)	(2,470,591)	(1,775,106)
Provision for income taxes	(87,677)	–	(133,947)	–
Net (Loss)	$(902,108)	$(538,872)	$(2,604,538)	$(1,775,106)

Gain (Loss) from foreign exchange translation	492,049	(12,645)	503,209	(11,638)
Comprehensive (Loss)	$(410,059)	$(551,517)	$(2,101,329)	$(1,786,744)

Basic (Loss) per common share	$(0.02)	$(0.03)	$(0.09)	$(0.18)

Weighted average common shares outstanding (Basic and Diluted)	25,350,263	15,849,518	23,827,205	9,691,625

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	June 30,	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net (Loss)	$(2,604,538)	$(1,775,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,594	5,397
Foreign exchange	–	(20)
Debt release	–	(10,852)
Accounts receivable	(55,160)	7,774
Inventory	(885,243)	(99,721)
Prepaid expenses	182,852	(18,937)
Accounts payable and accrued expenses	(1,103,502)	61,742
Income tax payable	(147,980)	–
Interest payable	(1,084,169)	(48,287)
Net Cash Flows (Used) in Operations	(5,628,146)	(1,878,010)

Cash Flows From Investing Activities:
Reduction in Right-of-use asset	66,846	–
Purchase of intangible assets	(17,645)	–
Purchase of equipment	(454,980)	–
Net Cash Flows (Used) in Investing activities	(405,779)	–

Cash Flows From Financing Activities:
Common stock issued	4,089,208	43,560,363
Exercise of warrants	1,156	–
Purchase of treasury stock	(506,822)	(99,000)
Lease liability	(63,870)	–
Payments of notes payable	–	(1,900,000)
Net Cash Flows Provided by Financing Activities	3,519,672	41,561,363

Cash and Cash Equivalents at Beginning of Period	21,826,437	2,045,167
Net increase (decrease) in cash and cash equivalents	(2,514,253)	39,683,353
Effect of exchange rate changes on cash	9	(12,383)
Foreign currency translation adjustment	417,298	11,638
Cash and Cash Equivalents at End of Period	$19,729,491	$41,727,775

Supplementary Disclosure Of Cash Flow Information:
Cash paid for interest	$–	$61,151
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statement of Shareholders' Equity (Unaudited)

	Number Of Common Shares	Common	Capital Paid in Excess of Par	Number Of Preferred Shares	Preferred	Comprehensive	Accumulated
	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total
Three Month Period Ended June 30, 2023
Balance at March 31, 2023	22,139,921	$22,139	$80,335,376	10,000	$1,000	$173,007	$(61,102,044)	$19,429,478
Common stock and pre-funded warrants issued in a private offering	2,450,000	2,451	4,086,767	–	–	–	–	4,089,218
Exercise of warrants	1,156,381	1,156	–	–	–	–	–	1,156
Net (loss)	–	–	–	–	–	492,049	(902,108)	(410,059)
Balance at June 30, 2023	25,746,302	$25,746	$84,422,143	10,000	$1,000	$665,056	$(62,004,152)	$23,109,793

Six Month Period Ended June 30, 2023
Balance at December 31, 2022	22,585,632	$22,585	$80,841,752	10,000	$1,000	$161,847	$(59,399,614)	$21,627,570
Repurchased stock	(445,711)	(446)	(506,376)	–	–	–	–	–
Common stock and pre-funded warrants issued in a private offering	2,450,000	2,451	4,086,767	–	–	–	–	4,089,218
Exercise of warrants	1,156,381	1,156	–	–	–	–	–	1,156
Net (loss)	–	–	–	–	–	503,209	(2,604,538)	(2,101,329)
Balance at June 30, 2023	25,746,302	$25,746	$84,422,143	10,000	$1,000	$665,056	$(62,004,152)	$23,109,793

Three Month Period Ended June 30, 2022
Balance at March 31, 2022	7,149,778	$7,150	$47,219,498	10,000	$1,000	$(22,132)	$(33,891,408)	$13,314,108
Common stock and pre-funded warrants issued in public offering	2,472,820	2,473	16,750,442	–	–	–	–	16,752,915
Exercise of warrants	9,263,034	9,263	12,361,511	–	–	–	–	12,370,774
Net (loss)	–	–	–	–	–	(12,645)	(538,872)	(551,517)
Balance at June 30, 2022	18,885,632	$18,886	$76,331,451	10,000	$1,000	$(34,777)	$(34,430,280)	$41,886,280

Six Month Period Ended June 30, 2022
Balance December 31, 2021	2,595,620	$2,596	$32,787,379	1,000,000	$100,000	$(23,139)	$(32,655,174)	$211,662
Common stock and pre-funded warrants issued in public offering	6,656,526	6,657	30,360,528	–	–	–	–	30,367,185
Exercise of warrants	9,633,486	9,633	13,183,544	–	–	–	–	13,193,177
Preferred stock purchased from related party	–	–	–	(990,000)	(99,000)	–	–	(99,000)
Net (loss)	–	–	–	–	–	(11,638)	(1,775,106)	(1,786,744)
Balance at June 30, 2022	18,885,632	$18,886	$76,331,451	10,000	$1,000	$(34,777)	$(34,430,280)	$41,886,280

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Notes to Consolidated Financial Statements (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

Note 1 – Description of Business

The Company was originally incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company.

In addition to conducting its own drug development activities, Sunshine Biopharma operates two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 50 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

The Company has identified two potential reportable segments:

•	Prescription Generic Pharmaceuticals (“Generic Pharmaceuticals”)
•	Nonprescription Over-The-Counter Products (“OTC Products)

Through December 31, 2022 and as of June 30, 2023, sales from the Generic Pharmaceuticals segment represent approximately 97% of total revenues of the Company while the remaining approximately 3% is generated from the sale of OTC Products. Based on these results, the Company deems segmentation to be immaterial at June 30, 2023.

The Company currently has 27 additional generic prescription drugs scheduled to be launched later this year and in 2024. In addition, the Company is engaged in the development of the following proprietary drugs:

(1)	Adva-27a

At inception, Sunshine Biopharma, Inc. held an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). In December 2015, the Company acquired all rights to Adva-27a by purchasing PCT/FR2007/000697 and PCT/CA2014/000029 and terminated the License Agreement. Adva-27a is a small chemotherapy molecule targeting pancreatic cancer.

(2)	K1.1 mRNA

In June 2021, the Company initiated an R&D project to determine if certain mRNA molecules can be used as anticancer agents. On April 20, 2022, the Company filed a patent application in the United States covering mRNA molecules capable of destroying cancer cells in vitro. The K1.1 lead anticancer mRNA molecule arising from this technology is targeted for liver cancer.

(3)	SBFM-PL4

On May 22, 2020, the Company filed a provisional patent application in the United States for a new treatment for Coronavirus infections. The Company’s patent application covers composition subject matter pertaining to small molecules for inhibition of the Coronavirus main protease, Mpro, and the Papain-Like protease, PLpro. The Company’s lead Anti-Coronavirus compound arising from these patents bears the laboratory name SBFM-PL4. The Company has been conducting research on this project in collaboration with the University of Arizona and has recently entered into an exclusive worldwide license agreement with the University of Arizona for all of the technology related to the collaboration.

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the six months periods ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022 was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2023. These financial statements should be read in conjunction with that report.

Note 3 – Private Placement

On May 16, 2023, the Company completed a private placement pursuant to a securities purchase agreement with a single healthcare-focused institutional investor for gross proceeds of approximately $5 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $4,089,218.

In connection with the private placement, the Company issued (i) 2,450,000 shares of common stock, (ii) 3,502,381 pre-funded warrants (the “May Pre-Funded Warrants”), and (iii) 11,904,762 investor warrants (the “May Investor Warrants”) to purchase up to 11,904,762 shares of common stock at $0.59 per share. Each share of common stock and accompanying two May Investor Warrants were sold together at a combined offering price of $0.84, and each May Pre-Funded Warrant and accompanying two May Investor Warrants were sold together at a combined offering price of $0.839. The May Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full. The May Investor Warrants which have an exercise price of $0.59 per share (subject to adjustment as set forth therein), are exercisable upon issuance and will expire five and a half years from the date of issuance.

Note 4 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. The purchase price for the shares was $18,860,637 (USD) which was paid in cash ($14,346,637) and by the issuance of 3,700,000 shares of the Company’s common stock valued at $4,514,000 or $1.22 per share. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

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

The Company impaired 100% of the goodwill amount in 2022 and plans to depreciate the intangible assets as detailed in Note 5 below.

As part of the consideration paid for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the Seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s Employment Agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the six-month period ended June 30, 2023, the Company paid an earn-out amount of $1,084,169 leaving a balance earn-out to be paid of $2,547,831 at June 30, 2023.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Nora Pharma for the years ended December 31, 2022 and 2021, on a pro forma basis, as though the two companies had been combined as of January 1, 2021. The unaudited pro forma financial information does not purport to be indicative of the Company's combined results of operations which would have been obtained had the acquisition taken place on January 1, 2021, nor should it be taken as indicative of future consolidated results of operations:

Pro Forma results from acquisition	December 31, 2022	December 31, 2021
Total revenues	$14,758,115	$7,927,165
Net (loss) from operations	$(26,192,503)	$(2,224,253)
Net (loss)	$(26,164,764)	$(12,289,655)
Basic and fully diluted (loss) per share	$(1.74)	$(4.70)
Weighted average number of shares outstanding	15,056,097	2,612,061

Note 5 – Intangible Assets

Intangible assets, net consisted of the following at June 30, 2023:

Balance at March 31, 2023	$948,240
Dossier fee additions	305,801
Balance at June 30, 2023	1,254,041
Less accumulated amortization	(20,471)
Finite-lived intangible assets net at June 30, 2023	$1,233,570

Balance at December 31, 2022	$776,856
Dossier fee additions	183,760
Balance at March 31, 2023	960,616
Less accumulated amortization	(12,376)
Finite-lived intangible assets net at March 31, 2023	$948,240

Amortization expense for the three-month period ended March 31, 2023 and the three-month period ended June 30, 2023 amounted to $7,853 and $8,096, respectively.

As of June 30 2023, estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows:

2024	$46,814
2025	46,814
2026	45,611
2027	6,153
2028	1,989

Note 6 – Reverse Stock Splits

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

Note 7 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of $0.001 par value common stock and 30,000,000 shares of $0.10 par value preferred stock, to have such rights and preferences as the Directors of the Company have or may assign from time to time. As of December 31, 2021, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable. It has superior liquidation rights to the common stock at $0.10 per share and gives the holder the right to 1,000 votes per share. As of December 31, 2021, the 1,000,000 shares of the Series B Preferred Stock were held by the CEO of the Company.

On February 17, 2022, the Company completed a public offering and received net proceeds of $6,833,071 from the offering. Pursuant to the public offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 warrants to purchase shares of common stock (the “Tradeable Warrants”).

On February 22, 2022, the Company redeemed 990,000 shares of Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share. The remaining 10,000 shares of Series B Preferred Stock cannot be voted pursuant to the Tradeable Warrants Agreement which expires in February 2027.

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

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million under SEC Rule 10B-18. During the six months ended June 30, 2023, the Company repurchased a total of 445,711 shares of common stock at an average price of $1.1371 per share for a total cost of $506,822. The 445,711 repurchased common shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 22,585,632 to 22,139,921.

On May 16, 2023, the Company completed a private placement pursuant to a securities purchase agreement with a single healthcare-focused institutional investor for gross proceeds of approximately $5 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $4,089,218. In connection with the private placement, the Company issued (i) 2,450,000 shares of common stock, (ii) 3,502,381 pre-funded warrants (the “May Pre-Funded Warrants”), and (iii) 11,904,762 investor warrants (the “May Investor Warrants”) to purchase up to 11,904,762 shares of common stock at $0.59 per share. Each share of common stock and accompanying two May Investor Warrants were sold together at a combined offering price of $0.84, and each May Pre-Funded Warrant and accompanying two May Investor Warrants were sold together at a combined offering price of $0.839. The May Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full. The May Investor Warrants which have an exercise price of $0.59 per share (subject to adjustment as set forth therein), are exercisable upon issuance and will expire five and a half years from the date of issuance.

In 2022 and the first six months of 2023, the Company issued a total of 10,789,867 shares of common stock in connection with warrant exercises for aggregate net proceeds of $13,194,335.

As of June 30, 2023 and December 31, 2022, the Company has a total of 25,746,302 and 22,585,632 shares of common stock issued and outstanding, respectively.

The Company has declared no dividends since inception.

Note 8 – Warrants

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

In 2022 and the first six months of 2023, the Company completed four financing events, and in connection therewith, it issued warrants as follows:

Type	Number	Exercise Price	Expiry Date
Pre-Funded Warrants	3,692,276	$0.001	Unlimited
Tradeable Warrants	4,102,200	$2.22*	February 2027
Investor Warrants	3,603,604	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027
May Pre-Funded Warrants	3,502,381	$0.001	Unlimited
May Investor Warrants	11,904,762	$0.59	November 2028

*	The Tradeable Warrants had an initial exercise price of $4.25, subject to adjustment. Upon the closing of the Company's private placement on March 14, 2022, the exercise price of the Tradeable Warrants was reduced to $2.22, in accordance with the terms thereof.

As of June 30, 2023, all of the Pre-Funded Warrants and a total of 3,138,507 Tradeable Warrants, 2,802,703 Investor Warrants, and 1,156,381 May Pre-Funded Warrants were exercised resulting in aggregate proceeds of $13,194,335 received by the Company.

The Company’s outstanding warrants at June 30, 2023 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Pre-Funded Warrants	None	$0.001	Unlimited
Tradeable Warrants	963,693	$2.22	February 2027
Investor Warrants	800,901	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027
May Pre-Funded Warrants	2,346,000	$0.001	Unlimited
May Investor Warrants	11,904,762	$0.59	November 2028

Note 9 – Net Loss Per Common Share

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

In February 2022, the Company issued 4,102,200 Tradeable Warrants pursuant to the Company’s Public Offering. In March and April 2022, the Company issued 3,603,604 Investor Warrants and 9,725,690 April Warrants pursuant to two private placements. In May 2023, the Company issued 11,904,762 May Investor Warrants pursuant to two private placements. As of June 30, 2023, 3,138,507 Tradeable Warrants and 2,802,703 Investor Warrants were exercised, leaving 963,693 Tradeable Warrants, 800,901 Investor Warrants, 9,725,690 April Warrants, and 11,904,762 May Investor Warrants outstanding. These warrants are dilutive and were included in the diluted earnings per share.

In March and April 2022, the Company issued and sold Pre-Funded Warrants to purchase an aggregate of 3,692,276 shares of common stock at a nominal exercise price of $0.001 per share. During the six months ended June 30, 2023, all of these warrants were exercised and therefore had no remaining dilutive effect.

In May 2023, the Company issued and sold May Pre-Funded Warrants to purchase an aggregate of 3,502,381 shares of common stock at a nominal exercise price of $0.001 per share. During the six months ended June 30, 2023, 1,156,381 of these warrants were exercised leaving 2,346,000 outstanding. These warrants are dilutive and were included in the diluted earnings per share.

Note 10 – Lease

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

Amounts reported on the balance sheet as of June 30, 2023 were as follows:

Operating lease ROU asset	$711,059
Operating Lease liability - Short-term	$122,146
Operating lease liability - Long-term	$596,850
Remaining lease term	6 years 6 months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at June 30, 2023 are as follows:

2023	$61,987
2024	$118,545
2025	$118,737
2026	$112,463
2027	$105,930
Thereafter	$201,335

Note 11 – Management and Director Compensation

The Company paid its officers cash compensation totaling $225,000 and $240,000 and $1,045,000 and $510,000 for the three and six-month periods ended June 30, 2023 and 2022, respectively.

The Company paid its directors cash compensation totaling $100,000 and $50,000 and $200,000 and $50,000 for the three and six-month periods ended June 30, 2023 and 2022, respectively.

Note 12 – Income Taxes

In calculating the provision for income taxes on an interim basis, the Company uses an estimate of the annual effective tax rate based upon currently known facts and circumstances and applies that rate to its year-to-date earnings or losses. The Company’s effective tax rate is based on expected income and statutory tax rates and takes into consideration permanent differences between financial statement and tax return income applicable to the Company in the various jurisdictions in which the Company operates. The effect of discrete items, such as changes in estimates, changes in rates or tax status, and unusual or infrequently occurring events, is recognized in the interim period in which the discrete item occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained or as the result of new judicial interpretations or regulatory or tax law changes.

The Company’s interim effective tax rate, inclusive of discrete items, for the three-month periods ended March 31, 2023 and 2022 was 26.83%.

Note 13 – Subsequent Events

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million. In July and August 2023, the Company repurchased a total of 68,012 shares of common stock at an average price of approximately $0.5046 per share for a total cost of $34,321. As of the date of this report, the repurchased shares have not been returned to treasury.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The statements regarding Sunshine Biopharma, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in our annual report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. In addition to conducting our own drug development operations, we operate two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 50 generic prescription drugs on the market in Canada and 27 additional drugs scheduled to be launched during the next 18 months, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

History

We were incorporated in the State of Colorado on August 31, 2006 and on October 15, 2009 we acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition.

Sunshine Biopharma, Inc. held an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition transaction, we changed our name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company.

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

In October 2022, we acquired Nora Pharma, a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 41 employees and operates in a 15,000 square foot facility certified by Health Canada. Nora Pharma currently sells 50 generic prescription drugs in Canada. The consolidated financial statements contained in this report include the results of operations of Nora Pharma and Sunshine Canada.

Generic Prescription Drugs on the Market

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

Generic Prescription Drugs Pipeline

In addition to the 50 drugs on the market, we currently have the following roster of generic prescription drugs scheduled to be launched later this year and in 2024:

Generic Drugs	Therapeutic Area(s)	Development Stage	Launch Date
Group A (7 Products)	Central Nervous System, Gastrointestinal, Urology	Under Regulatory Review	2023Q3
Group B (1 Product)	Oncology	Under Regulatory Review	2023Q4
Group C (8 Products)	Central Nervous System, Cardiovascular, Metabolism	Under Regulatory Review	2024Q1
Group D (5 Products)	Cardiovascular, Urology, Endocrinology	Under Regulatory Review	2024Q2
Group E (6 Products)	Urology, Cardiovascular, Oncology, Anti-infectives	Under Regulatory Review	2024Q3

We believe the addition of these products to our existing portfolio will strengthen our presence in the Canadian generic drugs marketplace and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

Proprietary Drugs in Development

We are currently developing the following drug candidates:

Proprietary Drugs	Therapeutic Area	Development Stage	Launch Date
Adva-27a (Small Molecule)	Oncology (Pancreatic Cancer)	IND-Enabling Studies	TBD
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing	TBD
SBFM-PL4 (Small Molecule)	Antiviral (COVID-19)	Animal Testing	TBD

Adva-27a Anticancer Drug

Adva-27a is a small molecule designed for the treatment of aggressive forms of cancer. A Topoisomerase II inhibitor, Adva-27a has been shown to be effective at destroying Multidrug Resistant Cancer cells including Pancreatic Cancer cells, Breast Cancer cells, Small-Cell Lung Cancer cells and Uterine Sarcoma cells (Published in ANTICANCER RESEARCH, Volume 32, Pages 4423-4432, October 2012). We are the direct owner of all patents pertaining to Adva-27a including U.S. Patents Number 8,236,935 and 10,272,065.

Adva-27a is a GEM-difluorinated C-glycoside derivative of Podophyllotoxin. Another derivative of Podophyllotoxin called Etoposide is currently on the market and is used to treat various types of cancer including leukemia, lymphoma, testicular cancer, lung cancer, brain cancer, prostate cancer, bladder cancer, colon cancer, ovarian cancer, liver cancer and several other forms of cancer. Etoposide is one of the most widely used anticancer drugs. Adva-27a and Etoposide are similar in that they both attack the same target in cancer cells, namely the DNA unwinding enzyme, Topoisomerase II. Unlike Etoposide however, Adva-27a has the advantage of being able to penetrate and destroy Multidrug Resistant Cancer cells. In addition, Adva-27a has been shown to have distinct and more desirable biological and pharmacological properties compared to Etoposide. In side-by-side studies using Multidrug Resistant Breast Cancer cells and Etoposide as a reference, Adva-27a showed markedly greater cell killing activity (see Figure 1).

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

SBFM-PL4 Coronavirus Treatment

The initial genome expression products following infection by Betacoronavirus, the causative agent of COVID-19, are two large polyproteins, referred to as pp1a and pp1ab. These two polyproteins are cleaved at 15 specific sites by two virus encoded proteases, called Mpro and PLpro, to generate 16 different non-structural proteins essential for viral replication. Mpro and PLpro represent attractive anti-viral drug development targets as they play a central role in the early stages of viral replication. PLpro is of particular interest as a therapeutic target in that, in addition to processing essential viral proteins, it is also responsible for suppression of the human immune system making the virus more life-threatening. PLpro is present only in Betacoronaviruses, the subgroup of Coronaviruses represented by the highly pathogenic SARS-CoV, MERS-CoV, and SARS-CoV-2.

Our Anti-Coronavirus research effort has been focused on developing an inhibitor of PLpro and, on May 22, 2020, we filed a patent application in the United States covering composition subject matter pertaining to small molecules for inhibition of the Coronavirus PLpro as well as Mpro.

In February 2022, we expanded our PLpro inhibitors research effort by entering into a research agreement with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the agreement, the University of Arizona granted the Company a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona under the Research Project. In addition, the Company and the University of Arizona entered into an option agreement (the “Option Agreement”) whereby the Company was granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project. On September 13, 2022, we exercised our options, and on February 24, 2023, we entered into an exclusive worldwide license agreement with the University of Arizona for all of the technology related to the Research Project.

With the evolution of the COVID-19 pandemic to its current state, we have expanded our objective to develop a late-preclinical injectable candidate of first-in-class PLpro inhibitor to treat SARS-CoV2 (and potentially SARS-CoV and MERS-CoV) infection in patients who could not use Paxlovid, Molnupiravir, or Remdesivir, due to concerns about drug interaction and possible ‘rebound’ infections and other side effects.

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

Our recently acquired wholly owned subsidiary, Nora Pharma, owns 179 Drug Identification Numbers (“DIN’s”) issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products.

In addition, we are the owner of two Natural Product Numbers (“NPN’s”) issued by Health Canada: NPN 80089663 authorizes us to manufacture and sell our in-house developed OTC product, Essential 9™, and NPN 80093432 authorizes us to manufacture and sell the OTC product, Calcium-Vitamin D under the brand name Essential Calcium-Vitamin D™.

Results of Operations

Comparison of results of operations for the three months ended June 30, 2023 and 2022

During the three months ended June 30, 2023, we generated $5,560,865 in sales, compared to $150,307 for the three months ended June 30, 2022, an increase of $5,410,558. The increase is attributable to sales generated by our recently acquired wholly owned subsidiary, Nora Pharma. The direct cost for generating these sales was $3,608,118 (64.9%) for the three months ended June 30, 2023, compared to $74,683 (49.7%) for the three months ended June 30, 2022. The increase in the cost of goods sold in 2023 is due to the cost of manufacturing the generic prescription drugs sold by Nora Pharma. Our gross profit grew to $1,952,747 for the three months ended June 30, 2023, compared to $75,624 for the three months ended June 30, 2022.

General and administrative expenses during the three-month period ended June 30, 2023 were $2,942,370, compared to $771,420 during the three-month period ended June 30, 2022, an increase of $2,170,950. This increase was the result of increased overhead associated with being a Nasdaq listed company and expenses related to Nora Pharma operations. Specifically, we incurred increased costs in accounting ($34,221), consulting ($290,771), office ($304,978), research and development ($322,622), salaries ($960,167) and taxes ($96,649). Overall, we incurred a loss of $989,623 from our operations for the three months ended June 30, 2023, compared to a loss of $695,796 from our operations in the three-month period ended June 30, 2022.

In addition, we had net interest income of approximately $175,453 during the three months ended June 30, 2023, compared to a net interest income of approximately $146,043 during the three months ended June 30, 2022, as a result of interest earned on cash on hand.

As a result, we incurred a net loss of $902,108 ($0.02 per share) for the three months ended June 30, 2023, compared to a net loss of $538,872 ($0.03 per share) for the three-month period ended June 30, 2022.

Comparison of results of operations for the six months ended June 30, 2023 and 2022

During the six months ended June 30 2023, we generated revenues of $10,454,918, compared to revenue of $272,952 for the six months ended June 30, 2022, an increase of $10,181,966. The increase is attributable to sales generated by our recently acquired wholly owned subsidiary, Nora Pharma. The direct cost for generating these revenues was $6,674,049 for the six months ended June 30, 2023 (63.8%), compared to $134,528 (49.3%) for the six months ended June 30, 2022. The increase in the cost of goods sold in 2023 is due to the cost of manufacturing the generic prescription drugs sold by Nora Pharma. Our gross profit increased to $3,780,869 for the six months ended June 30, 2023, compared to a gross profit of $138,424 for the same period in 2022.

General and administrative expenses during the six-month period ended June 30, 2023 were $6,599,473 compared to $2,057,584 during the six-month period ended June 30, 2022, an increase of $4,541,889. This increase was the result of increased overhead associated with being a Nasdaq listed company and expenses related to Nora Pharma operations. Specifically, we incurred increased costs in accounting ($130,171), consulting ($416,888), office costs ($504,931), research and development ($393,895), salaries ($2,640,424) and taxes ($160,367). Overall, we incurred a loss of $2,818,604 from our operations in the six-month period ended June 30, 2023, compared to a loss from operations of $1,919,160 in the similar period of 2022.

In addition, we had net interest income of approximately $348,259 during the six months ended June 30, 2023, compared to a net interest income of approximately $133,182 during the six months ended June 30, 2022, as a result of interest earned on cash on hand.

As a result, we incurred a net loss of $2,604,538 ($0.09 per share) for the six-month period ended June 30, 2023, compared to a net loss of $1,775,106 ($0.18 per share) for the six-month period ended June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had cash or cash equivalents of $19,729,491.

Net cash used in operating activities was $5,628,146 during the six months ended June 30, 2023, compared to $1,878,010 during the six-month period ended June 30, 2022. The increase was a result of the addition of Nora Pharma’s operations.

Cash flows used in investing activities were $405,779 for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022. The increase was the result of cash invested in Nora Pharma.

Cash flows provided by financing activities were $3,519,672 during the six months ended June 30, 2023, compared to $41,561,363 during the six months ended June 30, 2022. The decrease was primarily as a result of one offering made during the six months ended June 30, 2023, compared to three offerings completed in February, March, and April 2022, and due to our purchase of $506,822 in common stock in the first quarter of 2023.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. On February 17, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in an underwritten public offering. On March 14, 2022, we received net proceeds of approximately $6.8 million from the sale of common stock and warrants in a private placement. On April 28, 2022, we received net proceeds of approximately $16.8 million from the sale of common stock and warrants in a private placement. On May 16, 2023, we received net proceeds of approximately $4.1 million from the sale of common stock and warrants in a private placement. We believe our existing cash will be sufficient to fund our operations, including general and administrative expenses, research and development activities, and the generic pharmaceuticals sales business, for the next 18 to 24 months. There is no assurance our estimates will be accurate.

Management estimates that we will need additional capital in the amount of approximately $30 million for expansion of our drug development activities and generic pharmaceuticals operations, including possibly a Phase I clinical trial. Additional capital may not be available on terms acceptable to us, or at all. Currently, we do not have any firm committed arrangements for financing and can provide no assurance that we will be able to obtain financing when required. No assurance can be given that we will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business will be available on acceptable terms. Our inability to obtain acceptable financing could have an adverse effect upon the results of our operations and financial condition.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 10, 2023.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

