Form 10-Q
period 2023-09-30
Sunshine Biopharma, Inc
filed 2023-11-13
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of November 13, 2023, was 25,678,290 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,846,140	$21,826,437
Accounts receivable	2,034,119	1,912,153
Inventory	4,517,044	3,289,945
Prepaid expenses	37,556	283,799
Total Current Assets	25,434,859	27,312,334

Property and equipment	334,922	394,249
Intangible assets	1,216,207	776,856
Right-of-use-asset	664,296	760,409
TOTAL ASSETS	$27,650,284	$29,243,848

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,220,870	$2,802,797
Earnout payable	2,547,831	3,632,000
Income tax payable	201,541	373,191
Right-of-use-liability	117,840	123,026
Total Current Liabilities	5,088,082	6,931,014

Long-Term Liabilities:
Deferred tax liability	43,032	43,032
Right-of-use-liability	555,687	642,232
Total Long-Term Liabilities	598,719	685,264
TOTAL LIABILITIES	5,686,801	7,616,278

SHAREHOLDERS' EQUITY
Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 10,000 Shares issued and outstanding	1,000	1,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 25,678,290 and 22,585,632 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	25,678	22,585
Capital paid in excess of par value	84,387,890	80,841,752
Accumulated comprehensive income	204,549	161,847
Accumulated (Deficit)	(62,655,634)	(59,399,614)
TOTAL SHAREHOLDERS' EQUITY	21,963,483	21,627,570

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,650,284	$29,243,848

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2023	2022	2023	2022

Sales	$5,957,668	$132,808	$16,412,586	$405,760
Cost of sales	3,967,412	65,783	10,641,461	200,311
Gross profit	1,990,256	67,025	5,771,125	205,449

General and Administrative Expenses:
Accounting	56,350	122,913	301,381	237,773
Consulting	221,781	162,852	745,850	270,033
Director fees	100,000	100,000	300,000	200,000
Legal	133,302	146,467	392,874	403,386
Marketing	241,897	217,666	502,987	400,386
Office	544,215	76,818	1,422,058	449,730
R&D	238,012	362,500	1,039,502	770,095
Salaries	1,144,377	595,000	4,344,801	1,105,000
Taxes	52,586	–	212,953	–
Depreciation	37,210	789	106,797	6,186
Total General and Administrative Expenses:	2,769,730	1,785,005	9,369,203	3,842,589

(Loss) from operations	(779,474)	(1,717,980)	(3,598,078)	(3,637,140)

Other Income (Expense):
Foreign exchange	40	25	(206)	45
Interest income	207,431	260,938	624,361	406,984
Debt release	–	–	–	10,852
Interest expense	(38,527)	(2)	(107,198)	(12,866)
Total Other Income (Expense)	168,944	260,961	516,957	405,015

Net (loss) before income taxes	(610,530)	(1,457,019)	(3,081,121)	(3,232,125)
Provision for income taxes	(40,952)	–	(174,899)	–
Net (Loss)	$(651,482)	$(1,457,019)	$(3,256,020)	$(3,232,125)

Gain (Loss) from foreign exchange translation	(460,507)	(45,126)	42,702	(56,764)
Comprehensive (Loss)	$(1,111,989)	$(1,502,145)	$(3,213,318)	$(3,288,889)

Basic (Loss) per common share	$(0.04)	$(0.08)	$(0.133)	$(0.26)

Weighted Average Common Shares Outstanding (Basic and Diluted)	25,690,449	18,885,632	24,507,122	12,789,733

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	September 30,	September 30,
	2023	2022

Cash Flows From Operating Activities:
Net (Loss)	$(3,256,020)	$(3,232,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,794	6,186
Foreign exchange	(374)	45
Debt release	–	(10,852)
Accounts receivable	(118,482)	7,776
Inventory	(1,221,112)	(163,991)
Prepaid expenses	247,977	2,235
Accounts payable and accrued expenses	(587,973)	437,267
Income tax payable	(172,076)	–
Interest payable	(1,084,169)	(48,287)
Net Cash Flows (Used) in Operations	(6,085,435)	(3,001,746)

Cash Flows From Investing Activities:
Reduction in Right-of-use asset	97,498	–
Purchase of intangible assets	(19,804)	–
Purchase of equipment	(464,614)	–
Net Cash Flows (Used) in Investing Activities	(386,920)	–

Cash Flows From Financing Activities:
Common stock issued	4,089,218	43,560,363
Exercise of warrants	1,156	–
Purchase of treasury stock	(541,143)	(99,000)
Lease liability	(93,125)	–
Payments of notes payable	–	(1,900,000)
Net Cash Flows Provided by Financing Activities	3,456,106	41,561,363

Cash and Cash Equivalents at Beginning of Period	21,826,437	2,045,167
Net increase (decrease) in cash and cash equivalents	(3,016,249)	38,559,617
Effect of exchange rate changes on cash	–	(105,617)
Foreign currency translation adjustment	35,952	56,764
Cash and Cash Equivalents at End of Period	$18,846,140	$40,555,931

Supplementary Disclosure of Cash Flow Information:	–	–
Cash paid for interest	$–	$61,151
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Consolidated Statement of Shareholders' Equity (Unaudited)

	Number Of Common Shares	Common	Capital Paid in Excess of Par	Number Of Preferred Shares	Preferred	Comprehensive	Accumulated
	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total
Three Month Period Ended September 30, 2023
Balance at June 30, 2023	25,746,302	$25,746	$84,422,143	10,000	$1,000	$665,056	$(62,004,152)	$23,109,793
Repurchase stock	(68,012)	(68)	(34,253)	–	–	–	–	–
Net (loss)	–	–	–	–	–	(460,507)	(651,482)	(1,111,989)
Balance at September 30, 2023	25,678,290	$25,678	$84,387,890	10,000	$1,000	$204,549	$(62,655,634)	$21,963,483

Nine Month Period Ended September 30, 2023
Balance December 31, 2022	22,585,632	$22,585	$80,841,752	10,000	$1,000	$161,847	$(59,399,614)	$21,627,570
Repurchase of common stock	(513,723)	(514)	(540,629)	–	–	–	–	–
Common stock and pre-funded warrants issued in a private offering	2,450,000	2,451	4,086,767	–	–	–	–	4,089,218
Exercise of warrants	1,156,381	1,156	–	–	–	–	–	1,156
Net (loss)	–	–	–	–	–	42,702	(3,256,020)	(3,213,318)
Balance at September 30, 2023	25,678,290	$25,678	$84,387,890	10,000	$1,000	$204,549	$(62,655,634)	$21,963,483

Three Month Period Ended September 30, 2022
Balance at June 30, 2022	18,885,632	$18,886	$76,331,451	10,000	$1,000	$(34,777)	$(34,430,280)	$41,886,280
Net (loss)	–	–	–	–	–	(45,126)	(1,457,019)	(1,502,145)
Balance at September 30, 2022	18,885,632	$18,886	$76,331,451	10,000	$1,000	$(79,903)	$(35,887,299)	$40,384,135

Nine Month Period Ended September 30, 2022
Balance December 31, 2021	2,595,620	$2,596	$32,787,379	1,000,000	$100,000	$(23,139)	$(32,655,174)	$211,662
Common stock and pre-funded warrants issued in public offering	6,656,526	6,657	30,360,528	–	–	–	–	30,367,185
Exercise of warrants	9,633,486	9,633	13,183,544	–	–	–	–	13,193,177
Preferred stock purchased from related party	–	–	–	(990,000)	(99,000)	–	–	(99,000)
Net (loss)	–	–	–	–	–	(56,764)	(3,232,125)	(3,288,889)
Balance at September 30, 2022	18,885,632	$18,886	$76,331,451	10,000	$1,000	$(79,903)	$(35,887,299)	$40,384,135

The accompanying notes are an integral part of these unaudited financial statements

Sunshine Biopharma, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

In addition to conducting its own drug development activities, Sunshine Biopharma operates two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio of pharmaceutical products consisting of 51 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products. In addition to the 51 generic prescription drugs currently on the market in Canada, the Company has 32 additional generic prescription drugs scheduled to be launched in 2024 and 2025 in Canada.

The Company has determined that it has two reportable segments:

•	Prescription Generic Pharmaceuticals (“Generic Pharmaceuticals”)
•	Nonprescription Over-The-Counter Products (“OTC Products)

Through December 31, 2022 and as of September 30, 2023, sales from the Generic Pharmaceuticals segment represented approximately 97% of total revenues of the Company while the remaining approximately 3% was generated from the sale of OTC Products. Based on these results, the Company deems segmentation reporting to be immaterial at September 30, 2023.

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian Provinces. Provincial governments in Canada reimburse patients for their prescription drugs expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on government regulations which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance and the Canadian Generic Pharmaceutical Association have resulted in updated generic pricing for certain products which took effect on October 1, 2023. The updated prices are valid for three years and the agreement contains an option to extend for an additional two years.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	Adva-27a, a small chemotherapy molecule for treatment of pancreatic cancer (IND-enabling studies were paused on November 2, 2023 due to unfavorable results. See Note 13 – Subsequent Events)
•	K1.1 mRNA, a lipid nano-particle (LNP) targeted for liver cancer
•	SBFM-PL4, a protease inhibitor for treatment of Coronavirus infections

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the nine months periods ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2022, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2023. These financial statements should be read in conjunction with that report.

Note 3 – Private Placement

On May 16, 2023, the Company completed a private placement pursuant to a securities purchase agreement with a single institutional investor for gross proceeds of approximately $5 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $4,089,218.

In connection with the private placement, the Company issued (i) 2,450,000 shares of common stock, (ii) 3,502,381 pre-funded warrants (the “May Pre-Funded Warrants”), and (iii) investor warrants (the “May Investor Warrants”) to purchase up to 11,904,762 shares of common stock at $0.59 per share. Each share of common stock and accompanying two May Investor Warrants were sold together at a combined offering price of $0.84 and each May Pre-Funded Warrant and accompanying two May Investor Warrants were sold together at a combined offering price of $0.839. The May Pre-Funded Warrants are immediately exercisable at a nominal exercise price of $0.001, and may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full. The May Investor Warrants which have an exercise price of $0.59 per share (subject to adjustment as set forth therein), are exercisable upon issuance and will expire five and a half years from the date of issuance. As of September 30, 2023, a total of 1,156,381 May Pre-Funded Warrants and no May Investor Warrants have been exercised. The net proceeds received from the exercise of May Pre-Funded Warrants were $1,156.

Note 4 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. The purchase price for the shares was $18,860,637 (USD), $14,346,637 of which was paid in cash and the remainder was paid through the issuance of 3,700,000 shares of the Company’s common stock valued at $4,514,000 or $1.22 per share. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

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

As part of the consideration paid for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the Seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the nine-month period ended September 30, 2023, the Company paid an earn-out amount of $1,084,169 leaving a balance earn-out to be paid of $2,547,831 at September 30, 2023.

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

Pro Forma Results From Acquisition	December 31, 2022	December 31, 2021
Total revenues	$14,758,115	$7,927,165
Net (loss) from operations	$(26,192,503)	$(2,224,253)
Net (loss)	$(26,164,764)	$(12,289,655)
Basic and fully diluted (loss) per share	$(1.74)	$(4.70)
Weighted average number of shares outstanding	15,056,097	2,612,061

Note 5 – Intangible Assets

Intangible assets, net, consisted of the following at September 30, 2023:

Balance June 30, 2023	$1,233,570
Dossier fee additions	13,905
Balance at September 30, 2023	1,247,475
Less accumulated amortization	(31,268)
Finite-lived intangible assets, net, at September 30, 2023	$1,216,207

Balance December 31, 2022	$776,856
Dossier fee additions	470,619
Balance at September 30, 2023	1,247,475
Less accumulated amortization	(31,268)
Finite-lived intangible assets, net, at September 30, 2023	$1,216,207

Amortization expense for the three months period ended September 30, 2023, and the nine months period ended September 30, 2023, amounted to $10,797 and $26,746, respectively.

As of September 30, 2023, estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows:

2024	$55,418
2025	55,418
2026	54,240
2027	15,599
2028	7,370

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

Note 7 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2022 and September 30, 2023, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible, non-redeemable and non-retractable. It has superior liquidation rights to the common stock at $0.10 per share and gives the holder the right to 1,000 votes per share. As of September 30, 2023 and December 31, 2022, 10,000 shares of Series B Preferred Stock are outstanding and held by the Company’s chief executive officer.

On February 17, 2022, the Company completed a public offering and received net proceeds of $6,833,071 from the offering. Pursuant to the public offering, the Company issued and sold an aggregate of 1,882,353 shares of common stock and 4,102,200 warrants to purchase shares of common stock (the “Tradeable Warrants”).

On February 22, 2022, the Company redeemed 990,000 shares of Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share. The remaining 10,000 shares of Series B Preferred Stock could not be voted pursuant to a warrant agent agreement relating to the Tradeable Warrants (the “Warrant Agent Agreement”). On October 12, 2023, the Company held a special meeting of the holders of the outstanding Tradeable Warrants in which the holders of the majority of the outstanding Tradeable Warrants approved an amendment to the Warrant Agent Agreement to eliminate the provision that prohibited the Company’s CEO from exercising his voting rights under the Series B Preferred Stock, as well as to lower the exercise price of the Tradeable Warrants to $0.11. The Company entered into the amendment to the Warrant Agent Agreement on October 18, 2023.

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

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million (“Stock Repurchase Program”). During the six months ended June 30, 2023, the Company repurchased a total of 445,711 shares of common stock at an average price of $1.1371 per share for a total cost of $506,822. The 445,711 repurchased common shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 22,585,632 to 22,139,921.

On May 16, 2023, the Company completed a private placement pursuant to a securities purchase agreement with a single institutional investor for gross proceeds of approximately $5 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $4,089,218. In connection with the private placement, the Company issued (i) 2,450,000 shares of common stock, (ii) 3,502,381 pre-funded warrants (the “May Pre-Funded Warrants”), and (iii) investor warrants (the “May Investor Warrants”) to purchase up to 11,904,762 shares of common stock at $0.59 per share. Each share of common stock and accompanying two May Investor Warrants were sold together at a combined offering price of $0.84 and each May Pre-Funded Warrant and accompanying two May Investor Warrants were sold together at a combined offering price of $0.839. The May Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full. The May Investor Warrants which have an exercise price of $0.59 per share (subject to adjustment as set forth therein), are exercisable upon issuance and will expire five and a half years from the date of issuance.

In 2022 and the first six months of 2023, the Company issued a total of 10,789,867 shares of common stock in connection with warrant exercises for aggregate net proceeds of $13,194,335.

In July 2023, the Company repurchased a total of 68,012 shares of common stock on the open market under the Stock Repurchase Program announced on January 19, 2023, at an average price of $0.5046 per share for a total cost of $34,321. In October 2023, the 68,012 repurchased common shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 25,746,302 to 25,678,290.

As of September 30, 2023 and December 31, 2022, the Company has a total of 25,678,290 and 22,585,632 shares of common stock issued and outstanding, respectively.

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

In 2022 and during the first nine months of 2023, the Company completed four financing events, and in connection therewith, it issued warrants as follows:

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

As of September 30, 2023, all of the Pre-Funded Warrants and a total of 3,138,507 Tradeable Warrants, 2,802,703 Investor Warrants, and 1,156,381 May Pre-Funded Warrants were exercised resulting in aggregate proceeds of $13,194,335 received by the Company.

The Company’s outstanding warrants at September 30, 2023 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Pre-Funded Warrants	None	$0.001	Unlimited
Tradeable Warrants	963,693	$2.22*	February 2027
Investor Warrants	800,901	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027
May Pre-Funded Warrants	2,346,000	$0.001	Unlimited
May Investor Warrants	11,904,762	$0.59	November 2028

*	On October 12, 2023, the Company held a special meeting of the holders of its outstanding Tradeable Warrants in which a majority of the holders approved an amendment to the Warrant Agent Agreement to reduce the exercise price of the Tradeable Warrants to $0.11 per warrant. The amendment was executed on October 18, 2023.

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

In February 2022, the Company issued 4,102,200 Tradeable Warrants pursuant to the Company’s Public Offering. In March and April 2022, the Company issued 3,603,604 Investor Warrants and 9,725,690 April Warrants pursuant to two private placements. In May 2023, the Company issued 11,904,762 May Investor Warrants pursuant to two private placements. As of September 30, 2023, 3,138,507 Tradeable Warrants and 2,802,703 Investor Warrants were exercised, leaving 963,693 Tradeable Warrants, 800,901 Investor Warrants, 9,725,690 April Warrants, and 11,904,762 May Investor Warrants outstanding. These warrants are dilutive and were included in the diluted earnings per share.

In March and April 2022, the Company issued and sold Pre-Funded Warrants to purchase an aggregate of 3,692,276 shares of common stock at a nominal exercise price of $0.001 per share. During the nine months ended September 30, 2023, all of these warrants were exercised and therefore had no remaining dilutive effect.

In May 2023, the Company issued and sold May Pre-Funded Warrants to purchase an aggregate of 3,502,381 shares of common stock at a nominal exercise price of $0.001 per share. During the nine months ended September 30, 2023, 1,156,381 of these warrants were exercised leaving 2,346,000 outstanding. These warrants were not included in the calculation of weighted average outstanding shares as they would be ant-dilutive.

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

Amounts reported on the balance sheet as of September 30, 2023 were as follows:

Operating lease ROU asset	$664,296
Operating Lease liability - Short-term	$117,840
Operating lease liability - Long-term	$555,687
Remaining lease term	6 years 3 months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at September 30, 2023 are as follows:

2023	$30,124
2024	116,090
2025	116,277
2026	110,134
2027	103,736
Thereafter	197,166

Note 11 – Management and Director Compensation

The Company paid its officers cash compensation totaling $245,000 and $362,500 and $1,290,000 and $770,095 for the three and nine-month periods ended September 30, 2023 and 2022, respectively.

The Company paid its directors cash compensation totaling $100,000 and $300,000 and $100,000 and $200,000 for the three and nine-month periods ended September 30, 2023 and 2022, respectively.

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

The Company’s interim effective tax rate, inclusive of discrete items, for the nine-month periods ended September 30, 2023 and 2022 was 26.83%.

Note 13 – Subsequent Events

On October 12, 2023, the Company held a special meeting of the holders of its outstanding Tradeable Warrants in which the holders of the majority of the outstanding Tradeable Warrants approved an amendment to the Warrant Agent Agreement to (i) reduce the exercise price of the Tradeable Warrants to $0.11, subject to further adjustment as provided therein, and (ii) eliminate the provision that prohibits the Company’s CEO from exercising his voting rights under his Series B Preferred Stock.

In December 2022, the Company had entered into a research agreement with the Jewish General Hospital (“JGH”), Montreal, Canada to conduct IND-enabling studies of the Company’s anticancer drug candidate, Adva-27a (the “Research Agreement”). In August 2023, the Company was advised by JGH that the lab results on testing of the Adva-27a molecule were not favorable. After conclusion of an internal review of the lab results on November 2, 2023, the Company provided notice of termination of the Research Agreement, which will become effective on December 2, 2023, pursuant to the terms of the Research Agreement. The Company has now paused the IND-enabling studies of Adva-27a pending a review of the possibility of chemical modification of the compound to address the suboptimal performance of the molecule in certain studies.

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

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. In addition to pursuing our own drug development program, we operate two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 51 generic prescription drugs on the market in Canada and 32 additional drugs scheduled to be launched in Canada in 2024 and 2025, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

History

We were incorporated in the State of Colorado on August 31, 2006, and on October 15, 2009, we acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition.

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

In October 2022, we acquired Nora Pharma, a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 41 employees and operates in a 15,000 square foot facility certified by Health Canada. Nora Pharma currently sells 51 generic prescription drugs in Canada. The consolidated financial statements contained in this report include the results of operations of Nora Pharma and Sunshine Canada.

Generic Prescription Drugs on the Market

As a result of the acquisition of Nora Pharma we now have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication	Reference Brand
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Escitalopram	Central nervous system	Cipralex®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Mirtazapine	Central nervous system	Remeron®
Metformin	Diabetes	Glucophage®
Montelukast	Allergy	Singulair®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

Generic Prescription Drugs Pipeline

In addition to the 51 drugs on the market, we currently have the following roster of generic prescription drugs scheduled to be launched in 2024 and 2025:

Generic Drugs	Therapeutic Area(s)	Development Stage	Launch Date
Group A (2 Products)	Cardiovascular, CNS*	Under manufacturing	2024Q1
Group B (6 Products)	Oncology, Gastroenterology, CNS*	Under regulatory review	2024Q2
Group C (3 Products)	Central Nervous System, Diabetes, CNS*	Under regulatory review	2024Q3
Group D (5 Products)	Cardiovascular, Urology, Endocrinology	Under regulatory review	2024Q4
Group E (16 Products)	Cardiovascular, Oncology, Anti-infectives, Anti-inflammatory, Diabetes, Gastroenterology, CNS*	Soon to be under regulatory review	2025

* Central Nervous System

We believe the addition of these products to our existing portfolio will strengthen our presence in the Canadian generic drugs marketplace and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

Proprietary Drugs in Development

We are currently developing the following drug candidates:

Proprietary Drugs	Therapeutic Area	Development Stage	Launch Date
Adva-27a (Small Molecule)	Oncology (Pancreatic Cancer)	See Note 9 - Subsequent Events	TBD*
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Preclinical	TBD*
SBFM-PL4 (Small Molecule)	Antiviral (COVID-19)	Preclinical	TBD*

* To be determined

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

In December 2022, we entered into a research agreement with the Jewish General Hospital (“JGH”), to conduct the IND-enabling studies of Adva-27a (the “Research Agreement”). In August 2023, we were informed by the JGH that the lab results on testing of the Adva-27a molecule were not favorable. After conclusion of an internal review of the lab results on November 2, 2023, we provided notice to JGH of termination of the Research Agreement. We have now paused the IND-enabling studies of Adva-27a pending a review of the possibility of chemical modification of the compound to address the suboptimal performance of the molecule in certain studies.

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

We have recently expanded our objective to include the development of an injectable candidate of first-in-class PLpro inhibitor to treat SARS-CoV2 and potentially SARS-CoV and MERS-CoV infection in patients who could not use Paxlovid, Molnupiravir, or Remdesivir, due to concerns about drug interaction and possible ‘rebound’ infections and other side effects.

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

Our wholly owned subsidiary, Nora Pharma, owns 180 Drug Identification Numbers (“DIN’s”) issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products.

In addition, we are the owner of two Natural Product Numbers (“NPN’s”) issued by Health Canada: NPN 80089663 authorizes us to manufacture and sell our in-house developed OTC product, Essential 9™, and NPN 80093432 authorizes us to manufacture and sell the OTC product, Calcium-Vitamin D under the brand name Essential Calcium-Vitamin D™.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2023 and 2022

During the three months ended September 30, 2023, we generated $5,957,668 in sales, compared to $132,808 for the three months ended September 30, 2022, an increase of $5,824,860. The increase is attributable to sales generated by our wholly owned subsidiary, Nora Pharma. The direct cost for generating these sales was $3,967,412 (66.6%) for the three months ended September 30, 2023, compared to $65,783 (49.5%) for the three months ended September 30, 2022. The increase in the cost of goods sold in 2023 is due to increased cost of manufacturing of the generic prescription drugs sold by Nora Pharma. Our gross profit grew to $1,990,256 for the three months ended September 30, 2023, compared to $67,025 for the three months ended September 30, 2022.

General and administrative expenses during the three-month period ended September 30, 2023, were $2,769,730, compared to $1,785,005 during the three-month period ended September 30, 2022, an increase of $984,725. This increase was the result of increased overhead associated with being a Nasdaq listed company and expenses related to Nora Pharma operations. Specifically, we incurred increased costs in consulting ($58,929), office ($467,397), salaries ($549,377) and taxes ($52,586). Overall, we incurred a loss of $779,474 from our operations for the three months ended September 30, 2023, compared to a loss of $1,717,980 from our operations in the three-month period ended September 30, 2022.

In addition, we had net interest income of $168,904 during the three months ended September 30, 2023, compared to a net interest income of approximately $260,936 during the three months ended September 30, 2022, as a result of interest earned on cash on hand.

As a result, we incurred a net loss of $651,482 ($0.04 per share) for the three months ended September 30, 2023, compared to a net loss of $1,457,019 ($0.08 per share) for the three-month period ended September 30, 2022.

Comparison of results of operations for the nine months ended September 30, 2023 and 2022

During the nine months ended September 30 2023, we generated revenues of $16,412,586, compared to revenues of $405,760 for the nine months ended September 30, 2022, an increase of $16,006,826. The increase is attributable to sales generated by our recently acquired wholly owned subsidiary, Nora Pharma. The direct cost for generating these revenues was $10,641,461 (64.8%) for the nine months ended September 30, 2023, compared to $200,311 (49.4%) for the nine months ended September 30, 2022. The increase in the cost of goods sold in 2023 is due to increased cost of manufacturing of the generic prescription drugs sold by Nora Pharma. Our gross profit increased to $5,771,125 for the nine months ended September 30, 2023, compared to a gross profit of $205,449 for the same period in 2022.

General and administrative expenses during the nine-month period ended September 30, 2023 were $9,369,203 compared to $3,842,589 during the nine-month period ended September 30, 2022, an increase of $5,526,614. This increase was the result of increased overhead associated with being a Nasdaq listed company and expenses related to Nora Pharma operations. Specifically, we incurred increased costs in accounting ($63,608), consulting ($475,817), office costs ($972,328), research and development ($269,407), salaries ($3,239,801) and taxes ($212,953). Overall, we incurred a loss of $3,598,078 from our operations in the nine-month period ended September 30, 2023, compared to a loss from operations of $3,637,140 in the similar period of 2022.

In addition, we had net interest income of $517,163 during the nine months ended September 30, 2023, compared to a net interest income of $394,118 during the nine months ended September 30, 2022, as a result of interest earned on cash on hand.

As a result, we incurred a net loss of $3,256,020 ($0.12 per share) for the nine-month period ended September 30, 2023, compared to a net loss of $3,232,125 ($0.26 per share) for the nine-month period ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had cash or cash equivalents of $18,846,140.

Net cash used in operating activities was $6,085,435 during the nine months ended September 30, 2023, compared to $3,001,746 during the nine-month period ended September 30, 2022. The increase was a result of the addition of Nora Pharma’s operations.

Cash flows used in investing activities were $386,920 for the nine months ended September 30, 2023, compared to $0 for the nine months ended September 30, 2022. The increase was the result of cash invested in Nora Pharma.

Cash flows provided by financing activities were $3,456,106 during the nine months ended September 30, 2023, compared to $41,561,363 during the nine months ended September 30, 2022. The decrease was primarily as a result of one offering made during the nine months ended September 30, 2023, compared to three offerings completed in February, March, and April 2022, and due to our repurchase of a total of $540,629 in common stock in the first and third quarter of 2023.

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

Management estimates that we will need additional capital in the amount of approximately $30 million for expansion of our drug development activities and generic pharmaceuticals operations, including possibly a Phase I clinical trial. Additional capital may not be available on terms acceptable to us, or at all. Currently, we do not have any committed arrangements for financing and can provide no assurance that we will be able to obtain financing when required. No assurance can be given that we will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business will be available on acceptable terms. Our inability to obtain acceptable financing could have an adverse effect upon the results of our operations and financial condition.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2023.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

