Form 10-K
period 2023-12-31
Sunshine Biopharma, Inc
filed 2024-03-28
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to

Commission File Number 001-41282

SUNSHINE BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Avenue of the Americas

5th Floor

New York, NY 10036

(Address of principal executive offices)

(332) 216-1147

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2023 was $10,708,072.

As of March 28, 2024, the Registrant had 99,452,865 shares of common stock, par value $0.001 issued and outstanding.

Documents Incorporated by reference: None

DEFINED TERMS

Unless the context requires otherwise, references to “Sunshine,” “the Company,” “we,” “us” or “our” in this Form 10-K refer to Sunshine Biopharma, Inc. and its subsidiaries. The following are definitions for terms or abbreviations used in this Form 10-K:

Adva-27a	The laboratory designation of the Company’s chemotherapy small molecule under development
ASC	Accounting Standards Codification
ASU	Accounting Standards Update issued by FASB
CAD	Canadian Dollar
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Novel coronavirus disease of 2019
DIN	Drug Identification Number, an eight-digit number issued by Health Canada authorizing the sale of a drug in Canada
EPS	Earnings per share
EUA	Emergency Use Authorization
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
FTC	Federal Trade Commission
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GMP	Good Manufacturing Practice
GST	Goods and Services Tax (Canada)
Health Canada	The Canadian drug regulatory body
IND	Investigational New Drug
IT	Information Technology
LNP	Lipid Nano Particle
K1.1 mRNA	The laboratory designation of the Company’s mRNA based anticancer therapy under development
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MERS-CoV	Middle East Respiratory Syndrome Coronavirus
Mpro	Coronavirus main protease
mRNA	Messenger ribonucleic acid
NDA	New Drug Application
NOC	A Notice of Compliance issued by Health Canada to a drug manufacturing facility
Nora Pharma	Nora Pharma Inc., a wholly-owned subsidiary of the Company acquired on October 20, 2022
NPN	Natural Product Number, an eight-digit number issued by Health Canada authorizing the sale of a natural product or a supplement in Canada
OTC	Over-The-Counter
pCPA	pan-Canadian Pharmaceutical Alliance, an alliance of the provincial, territorial and federal governments that determines generic drugs pricing based on a percentage of the brand-name reference products
PCT	Patent Cooperation Treaty
PLpro	Coronavirus papain-like protease
QST	Quebec Sales Tax (Canada)
R&D	Research and Development
ROU	Right of Use
SARS Coronavirus	Severe Acute Respiratory Syndrome Coronavirus, the group of coronaviruses that includes SARS-CoV-2, MERS-CoV, and SARS-CoV
SARS-CoV	Severe Acute Respiratory Syndrome Coronavirus that first appeared in 2003
SARS-CoV-2	Severe Acute Respiratory Syndrome Coronavirus 2, the virus that causes COVID-19
SBFM-PL4	Laboratory designation of the Company’s COVID-19 treatment under development
SEC	U.S. Securities and Exchange Commission
SOC	Security Operations Center
street name	Securities held in the name of a brokerage firm on behalf of a client
Sunshine Canada	Sunshine Biopharma Canada Inc., a wholly owned subsidiary of the Company
U.S.	United States of America
USD	U.S. Dollars. All applicable references in this report refer to US Dollars and not Canadian Dollars (CAD) unless otherwise specifically stated.

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

ii

PART I

ITEM 1. BUSINESS

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We operate two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 52 prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells OTC supplements.

In addition, we are conducting a proprietary drug development program which is comprised of (i) K1.1 mRNA targeted for liver cancer, (ii) SBFM-PL4, PLpro protease inhibitor for SARS Coronavirus infections, and (iii) Adva-27a for pancreatic cancer. Development of the latter has been paused pending further analysis of unfavorable in vitro results obtained in the second half of 2023. See “Drugs in Development,” below.

History

We were incorporated in the State of Colorado on August 31, 2006, and on October 15, 2009, we acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. held an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition transaction, we changed our name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company focusing on the development of the licensed Adva-27a anticancer drug. In December 2015, we acquired all worldwide issued (US Patent Number 8,236,935, and 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound and terminated the License Agreement. Development of Adva-27a has been paused pending further analysis of unexpected in vitro results obtained in the latter part of 2023. See “Drugs in Development,” below.

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

On October 20, 2022, we acquired Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 44 employees and operates in a 23,500 square foot facility certified by Health Canada. Nora Pharma currently has 52 generic prescription drugs on the market in Canada.

Products on the Market

Through Nora Pharma we currently have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication	Reference Brand
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Escitalopram	Central nervous system	Cipralex®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Mirtazapine	Central nervous system	Remeron®
Metformin	Diabetes	Glucophage®
Montelukast	Allergy	Singulair®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

In addition to the 52 drugs currently on the market, we have 32 additional drugs scheduled to be launched in 2024 and 2025. These new drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory.

We believe the addition of these products to our existing portfolio will strengthen our presence in the Canadian $9.7 billion a year generic drugs market and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

Products in Development

The following table summarizes our proprietary drugs in development:

Drug Candidate	Therapeutic Area	Development Stage
Adva-27a (Small Molecule)	Oncology (Pancreatic Cancer)	Paused*
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing
SBFM-PL4 (Small Molecule)	Antiviral (SARS Coronavirus)	Animal Testing

*See “Adva-27a Anticancer Compound,” below

Adva-27a Anticancer Compound

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

In December 2022, we entered into a research agreement with the Jewish General Hospital (“JGH”), to conduct the IND-enabling studies of Adva-27a (the “Research Agreement”). In August 2023, we were informed by the JGH that the laboratory results on testing of the Adva-27a molecule were not favorable. After conclusion of an internal review of the laboratory results on November 2, 2023, we provided notice to JGH of termination of the Research Agreement. We have now paused the IND-enabling studies of Adva-27a pending a review of the results and the possibility of chemical modification of the compound to address the suboptimal performance of the molecule in certain studies.

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

In November 2022, we concluded an agreement with a specialized commercial partner for the purposes of formulating our K1.1 mRNA molecules into lipid nanoparticles (“LNP”) for use to conduct xenograft mice studies. The initial results of our xenograft mice studies indicate that our K1.1 mRNA-LNP is effective at reducing the size of liver cancer xenograft tumors in mice. We are currently seeking to confirm these results by conducting additional xenograft experiments on a broader scale and in more detailed dose-response studies.

SBFM-PL4 SARS Coronavirus Treatment

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

In February 2022, we expanded our PLpro inhibitors research effort by entering into a research agreement with the University of Arizona for the purposes of conducting research focused on determining the in vivo safety, pharmacokinetics, and dose selection properties of three University of Arizona owned PLpro inhibitors, to be followed by efficacy testing in mice infected with SARS-CoV-2 (the “Research Project”). Under the agreement, the University of Arizona granted us a first option to negotiate a commercial, royalty-bearing license for all intellectual property developed by University of Arizona under the Research Project. In addition, we and the University of Arizona have entered into an option agreement (the “Option Agreement”) whereby we were granted a first option to negotiate a royalty-bearing commercial license for the underlying technology of the Research Project. On September 13, 2022, we exercised our options, and on February 24, 2023, we entered into an exclusive worldwide license agreement with the University of Arizona for all of the technology related to the Research Project.

We have recently broadened our objective to include the development of an injectable drug candidate of first-in-class PLpro inhibitor to treat SARS-CoV2 and potentially SARS-CoV and MERS-CoV infection in patients who could not use Paxlovid, Molnupiravir, or Remdesivir, due to concerns about drug interactions and possible ‘rebound’ infections and other side effects.

Intellectual Property

We are the sole owner of all rights pertaining to Adva-27a. These patent rights are covered by PCT/FR2007/000697 and PCT/CA2014/000029. The patent applications filed under these two PCT's have been issued in the United States under US Patent Number 8,236,935 and 10,272,065.

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

Effective February 24, 2023, we became the exclusive, worldwide licensee of the University of Arizona for three (3) patents related to small molecules which inhibit the Coronavirus protease, PLpro.

Our wholly owned subsidiary, Nora Pharma, owns 152 DIN’s issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products.

In addition, we are the owner of four (4) NPN’s issued by Health Canada including (i) NPN 80089663 which authorizes us to manufacture and sell our in-house developed OTC product, Essential 9™, (ii) NPN 80093432 which authorizes us to manufacture and sell the OTC product, Calcium-Vitamin D under the brand name Essential Calcium-Vitamin D™, (iii) NPN 80125047 which authorizes us to manufacture and sell the OTC product, L-Citrulline, and (iv) NPN 80127436 which authorizes us to manufacture and sell the OTC product, Taurine.

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

Marketing and Sales

Our generic drugs are currently being sold across Canada. All of our generic drug sales are conducted by Nora Pharma’s sales representatives based in key Provinces across Canada. A segment of our marketing team provides human resources, commercial and technical assistance, as well as training and education support to pharmacy owners.

Our OTC products are currently sold in the U.S. and Canada through Amazon.com and Amazon.ca, respectively. Our personnel, together with outside consultants develop and place ads on various media platforms and manage our accounts with Amazon.

Government Regulations

All of our business operations, including our generic drugs, proprietary drugs, and OTC products operations, are subject to extensive and frequently changing federal, state, provincial and local laws and regulations.

In the United States, the Federal Government agency responsible for regulating prescription drugs and nonprescription OTC supplements is the U.S. Food and Drug Administration (“FDA”). The Canadian counterpart to the FDA is Health Canada. Though the FDA and Health Canada have generally similar requirements for drugs and OTC supplements to be approved or allowed to be marketed, approval in one jurisdiction does not automatically result in approval in the other. In Canada, prescription drugs and nonprescription OTC supplements are authorized through the issuance by Health Canada of a Drug Identification Number (DIN) for the former and a Natural Product Number (NPN) for the latter. In the United States, OTC supplements are required to be registered with the FDA prior to marketing. In both the U.S. and Canada, the ingredients, manufacturing processes and facilities for all drugs and OTC supplements must meet the guidelines for Good Manufacturing Practices (“GMP”). Moreover, all drug manufacturers must perform a series of tests, both during and after production, to show that every drug or supplement batch made meets the regulatory requirements for that product.

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

In the area of proprietary drug development where our Anti-Coronavirus and Anti-Cancer compounds fall, we will be subject to significant regulations in the U.S. in order to obtain approval of the FDA to offer our products for sale. The approximate procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would review and allow for the drug developer to proceed with Phase I clinical trials. Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II. Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III. Following completion of Phase III, a new drug application, or NDA is submitted and a request is made for marketing approval. Depending on various issues and considerations, the FDA could provide “emergency use authorization” or limited approval for “compassionate-use” if the drug treats terminally ill patients with limited or no other treatment options available. As of the date of the filing of this report, we have not made any filings with the FDA or other regulatory bodies in other jurisdictions.

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

Employees

As of the date of this report we have a total of 44 employees.

Women compose approximately 57% of our workforce. Going forward, we are committed to maintaining fully balanced workforce that includes persons of diverse sexual orientation and ethnic backgrounds.

Presently, our proprietary drug development activities are subcontracted out to specialized service providers in the U.S., Canada and overseas. We also use consultants for various other activities including marketing, accounting, and IT.

Labors laws in Quebec provide for certain guaranteed minimum entitlements, including minimum wages, maternity leave, medical leave, employee termination conditions, and other similar benefits. Moreover, the Province of Quebec has various language laws governing language use. These laws require corporate operations carried out in the Province of Quebec to be conducted to a large extent, and in some cases entirely, in French. We and our Canadian subsidiaries operating in the Province of Quebec are fully compliant with these laws.

Competition

The Canadian generic pharmaceuticals market was valued at approximately $9.7 billion USD in 2023. Generic pharmaceutical companies produce and deliver more than 70% of the prescribed medicines with high quality at affordable prices. There are more than 35 active generic players in the market, of which, the top 3 hold approximately a 50% share of the market. Nora Pharma is relatively new in this space but has demonstrated one of the fastest year-over-year sales increase amongst its peers.

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

Risks Related to Our Business

We have incurred losses and may never achieve profitability

We have an accumulated deficit of $63,905,658 as of December 31, 2023. We incurred a net loss of $4,506,044 for the year ended December 31, 2023, and a net loss of $26,744,440 for the year ended December 31, 2022. We may never achieve profitability.

We are subject to the significant risks associated with the generic pharmaceutical business

Since our acquisition of Nora Pharma in October 2022, we have generated revenues primarily through sales of generic pharmaceutical products in Canada, and we expect this to remain the case for the foreseeable future. Generic pharmaceuticals are, as a general matter, significantly less profitable than innovative medicines.

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

Other risks associated with our generic pharmaceutical business include:

•	Current macroeconomic conditions are becoming increasingly less stable due to the war in Ukraine, and tensions in the Middle and Far East. Destabilized macroeconomics conditions pose a serious threat to supply chains around the world including those for the generic pharmaceutical business. Nearly all of Nora Pharma’s generic drugs are manufactured outside Canada and the United States and could experience disruptions which would adversely affect our main source of revenue.

•	Supply chains discontinuities due to other issues, including unforeseen regulatory actions, economic sanctions, trade restrictions, labor disturbances and approval delays, may impact our ability to timely meet customer demand in certain instances. These adverse market forces would have a direct impact on our ability to achieve our sales projections.

•	A significant portion of Nora Pharma’s revenues are derived from relatively few key customers, and any financial difficulties experienced by a single key customer, or any delay in receiving payments from such a customer, could have a material adverse effect on Nora Pharma’s business, financial condition, and results of operations.

•	If Nora Pharma encounters difficulties in executing launches of new products, it may not be able to offset the increasing price erosion on existing products resulting from pricing pressures and accelerated generics approvals for competitors. Such unsuccessful launches can be caused by many factors, including delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on Nora Pharma’s business and its ability to realize projected sales.

Sales of our generic products may be adversely affected by the drug regulatory environment in Canada

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

Our revenues and profits from generic products may decline as a result of competition from other pharmaceutical companies and changes in regulatory policy

Our generic drugs face intense competition. Prices of generic drugs may, and often do, decline, sometimes dramatically, especially as additional generic pharmaceutical companies receive approvals and enter the market for a given product and competition intensifies. Consequently, our ability to sustain our sales and profitability on any given product over time is affected by the number of companies selling such product, including new market entrants, and the timing of their approvals.

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

We may experience delays in launching our new generic products

If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products resulting from pricing pressures and accelerated generics approvals for competing products. Such unsuccessful launches can be caused by many factors, including delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on our business, financial condition, and results of operations.

We may not receive required regulatory approval for any of our non-generic pharmaceutical product candidates

We have not received approval for any of our proprietary (non-generic) drug development operations product candidates from the FDA. Any compounds we discover or in-license will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, K1.1 mRNA and our potential Covid-19 treatment in development may never be approved for commercial sale. We have not made any filings to date with the FDA or other regulatory bodies in other jurisdictions. The time required to attain product sales and profitability is lengthy and highly uncertain. If we fail to obtain required regulatory approvals for our pharmaceutical product candidates, our business will be materially harmed.

As we have no approved non-generic pharmaceutical products on the market, we do not expect to generate significant revenues from non-generic pharmaceutical product sales in the foreseeable future, if at all

To date, we have no approved non-generic pharmaceutical products on the market and have generated product revenues solely from our OTC supplements operations and generic pharmaceutical product sales. We have funded our operations primarily from sales of our securities. We have not received, and do not expect to receive for at least the next three to four years, if at all, any revenues from the commercialization of our non-generic pharmaceutical product candidates. To obtain revenues from sales of such pharmaceutical product candidates we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for manufacturing, marketing and distributing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require additional funding to satisfy our future capital needs, which may not be available

We will require significant additional funding in large part due to our research and development expenses, future preclinical and clinical testing costs, and insufficient sales revenues in the near future. We do not know whether additional financing will be available to us on favorable terms or at all. If we cannot raise additional funds, we may be required to reduce our capital expenditures, scale back product development programs, reduce our workforce and license to others products or technologies that we may otherwise be able to commercialize. We are currently unable to project when or whether our operations will generate positive cash flow.

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

The FDA may change its approval policies or requirements, or apply interpretations to its policies or requirements, in a manner that could delay or prevent commercialization of K1.1 mRNA or our potential Covid-19 treatment in development

Regulatory requirements may change in a manner that requires us to conduct additional clinical trials, which may delay or prevent commercialization of our K1.1 mRNA and potential Covid-19 treatment in development. We cannot provide any assurance that the FDA will not require us to repeat existing studies or conduct new or unforeseen experiments in order to demonstrate the safety and efficacy of any product candidate before considering the approval of such product candidates.

Our business would be materially harmed if we fail to obtain FDA approval for our pharmaceutical product candidates

We anticipate that our ability to generate significant product revenues from our drug development business will depend on the successful development and commercialization of K1.1 mRNA or our potential Covid-19 treatment in development. The FDA may not approve in a timely manner, or at all, any of our drug candidates. If we are unable to submit a new drug application for our product candidates, we will be unable to commercialize such products and our business will be materially harmed. The FDA imposes substantial requirements on the introduction of pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and may vary substantially based upon the type and complexity of the pharmaceutical product. Our product candidates are novel compounds or new chemical entities, which may further increase the time required for satisfactory testing procedures.

We may be sued or become a party to litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flow

We may be forced to incur costs and expenses in connection with defending ourselves with respect to litigation and the payment of any settlement or judgment in connection therewith if there is an unfavorable outcome. The expense of defending litigation may be significant. The amount of time to resolve lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in any such litigation could have a material adverse effect on our business, results of operations and cash flows.

If we are unable to attract and retain qualified scientific, technical, and key management personnel, or if our key executive, Dr. Steve N. Slilaty, discontinues his employment with us, it may delay our research and development efforts

We rely on the services of Dr. Slilaty for strategic and operational management, as well as for scientific and/or medical expertise in the development of our products. The loss of Dr. Slilaty would result in a significant negative impact on our ability to implement our business plan. The loss of Dr. Slilaty will also significantly delay or prevent the achievement of our business objectives.

Our business exposes us to potential product liability risks and we may be unable to acquire and maintain sufficient insurance to provide adequate coverage against potential liabilities

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of our products by our customers exposes us to the possibility of product liability claims and possible adverse publicity. These risks will increase to the extent our pharmaceutical product candidates receive regulatory approval and are commercialized. We currently have product liability insurance for our generic drugs and OTC products and we plan to obtain product liability insurance in connection with clinical trials of our pharmaceutical product candidates in the near future. However, our current and future product liability insurance may not provide adequate protection against potential liabilities. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim, or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall significantly.

We face regulation and risks related to hazardous materials and environmental laws, violations of which may subject us to claims for damages or fines that could materially affect our business, cash flows, financial condition and results of operations

Our research and development activities involve the use of controlled and/or hazardous materials and chemicals. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages or fines that result, and the liability could have a material adverse effect on our business, financial condition, and results of operations. We are also subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial liability or be required to suspend or modify our operations. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

Third party manufacturers may not be able to manufacture our pharmaceutical product candidates, which would prevent us from commercializing our product candidates

If any of our pharmaceutical product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need third parties to manufacture the product in larger quantities. If we are able to reach an agreement with any collaborator or third-party manufacturer in the future, of which there can be no assurance due to factors beyond our control, these collaborators and/or third-party manufacturers may not be able to increase their manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase the manufacturing capacity for a product candidate successfully, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of collaborators or third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

If we are unable to establish sales and marketing capabilities for our pharmaceutical product candidates or enter into agreements with third parties to sell and market any such products we may develop, we may be unable to generate revenues from our non-generic pharmaceutical business

We do not currently have product sales and marketing capabilities for our non-generic pharmaceutical operations. If we receive regulatory approval to commence commercial sales of any of our pharmaceutical product candidates, we will have to establish a sales and marketing organization with appropriate technical expertise and distribution capabilities or make arrangements with third parties to perform these services in other jurisdictions. If we receive approval in applicable jurisdictions to commercialize any of our pharmaceutical products candidates, we intend to engage additional pharmaceutical or health care companies with existing distribution systems and direct sales organizations to assist us in North America and throughout the world. We may not be able to negotiate favorable distribution partnering arrangements, if at all. To the extent we enter into co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and will not be under our control. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, our ability to generate product revenues, and become profitable, would be severely limited.

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

Even if we successfully develop and obtain approval for our proprietary drug product candidates, our business will not be profitable if such products do not achieve and maintain market acceptance

Even if our proprietary drug product candidates are approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of our approved product candidates by physicians, healthcare professionals, patients and third-party payors, and our resulting profitability and growth, will depend on a number of factors, including:

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

Because the results of preclinical studies for our preclinical product candidates are not necessarily predictive of future results, our pharmaceutical product candidates may not have favorable results in later clinical trials or ultimately receive regulatory approval

Our proprietary drug product candidates have not been tested in clinical trials. Positive results from preclinical studies are no assurance that later clinical trials will succeed. Preclinical studies are not designed to establish the clinical efficacy of our preclinical product candidates. We will be required to demonstrate through clinical trials that our product candidates are safe and effective for use before we can seek regulatory approvals for commercial sale. There is typically an extremely high rate of failure as product candidates proceed through the various phases of clinical trials. If our product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we would experience potentially significant delays in, or be required to abandon, development of that product candidate. This would adversely affect our ability to generate revenues and may damage our reputation in the industry and in the investment community.

The future clinical testing of our proprietary drug product candidates could be delayed, resulting in increased costs to us and a delay in our ability to generate revenues

Our proprietary drug product candidates will require additional preclinical testing and extensive clinical trials prior to submission of a regulatory application for commercial sales. We do not know whether clinical trials will begin on time, if at all. Delays in the commencement of clinical testing could significantly increase our product development costs and delay product commercialization. In addition, many of the factors that may cause, or lead to, a delay in the commencement of clinical trials may also ultimately lead to denial of regulatory approval of a product candidate. Each of these results would adversely affect our ability to generate revenues.

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

We face or will face significant competition from other biotechnology, pharmaceutical and OTC supplements companies, and our operating results will suffer if we fail to compete effectively

Most of our pharmaceutical company competitors, such as Merck, Bristol-Myers Squibb, Pfizer, Amgen, and others, are large pharmaceutical companies with substantially greater financial, technical, and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The drugs that we are attempting to develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, to develop competing products that are more effective or less costly than the product candidate we are developing. This may render our technology or product candidate obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

Because our proprietary drug product candidates and our development and collaboration efforts depend on our intellectual property rights, adverse events affecting our intellectual property rights will harm our ability to commercialize products

Our success will depend to a large degree on our own and our licensors’ ability to obtain and defend patents for each party's respective technologies and the compounds and other products, if any, resulting from the application of such technologies. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and technical questions. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. Accordingly, we cannot predict the breadth of claims that will be allowed or maintained, after challenge, in our or other companies' patents.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we were the first to make the inventions covered by each of our pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
•	any patents issued to us or our collaborators will provide a basis for commercially viable products, will provide us with any competitive advantages, or will not be challenged by third parties;
•	our pending patent applications will result in issued patents;
•	we will develop additional proprietary technologies that are patentable;
•	the patents of others will not have a negative effect on our ability to do business; or
•	our issued patents will have sufficient useful life remaining for commercial viability of our product candidate.

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

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property

We rely on trade secrets to protect our technology, particularly when we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

The implementation of our business plan may result in a period of rapid growth that will impose a significant burden on our current administrative and operational resources

Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources by attracting, training, managing, and retaining additional qualified personnel, including additional members of management, technicians, and others. To successfully develop our products, we will need to manage operating, producing, marketing and selling our products. There can be no assurances that we will be able to do so. Our failure to successfully manage our growth will have a negative impact on our anticipated results of operations.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations

A significant or prolonged economic downturn may adversely affect the disposable income of many consumers and may lower demand for some of our products. Any decline in economic conditions could negatively impact our business. A significant decline in consumer demand, even if only due in part to general economic conditions could have a material adverse effect on our revenues and profit margins.

The failure of our service providers and suppliers to supply quality services and materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations

Our outside manufacturers buy raw materials from a limited number of suppliers. The loss of any of our major suppliers or of any supplier who, through our contract manufacturer, provides us materials that are hard to obtain elsewhere at the same quality could adversely affect our business operations. Although we believe we could establish alternate manufacturers and sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing cost pricing pressures on raw materials and other products occurred throughout fiscal 2023 as a result of limited supplies of various ingredients, the effects of higher labor and transportation costs, and the impact of Covid-19. We expect these upward pressures to continue through fiscal 2024. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

There can be no assurance suppliers will provide the quality raw materials we need in the quantities requested or at a price we are willing to pay. Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials including but not limited to those resulting from conditions outside of our control, such as pandemics, weather, transportation interruptions, strikes, terrorism, geopolitics, natural disasters, and other catastrophic events.

Our business is subject to the effects of adverse publicity, which could negatively affect our sales and revenues

Our business can be affected by adverse publicity or negative public perception about us, our competitors, our products, or our industry or competitors generally. Adverse publicity may include publicity about the efficacy, safety and quality of health care products or ingredients in general or our products or ingredients specifically, and regulatory investigations, regardless of whether these investigations involve us or the business practices or products of our competitors, or our customers. Any adverse publicity or negative public perception could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition and results of operations could be adversely affected if any of our products or any similar products distributed by other companies are alleged to be or are proved to be harmful to consumers or to have unanticipated and unwanted health consequences.

Our manufacturing and third-party fulfillment activities are subject to certain risks

Our products are manufactured at third party manufacturing facilities in Canada and overseas. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Such manufacturing operations, and those of their suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance. The occurrence of these or any other operational problems, including the improper installation or operation of equipment, terrorism, pandemics (including Covid-19), natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including the FDA and Health Canada may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

There is significant volatility in the price and trading volume of our common stock, and investors may find it difficult to buy and sell our shares

Our common stock has been listed on the Nasdaq Capital Market since February 15, 2022. The price and daily trading volume of our common stock have been very volatile and may continue to be so, and any significant trading volume in our common stock may not be maintained. These factors may have an adverse impact on the trading and price of our common stock.

If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted

Our common stock currently trades on Nasdaq, where it is subject to various listing requirements. On March 24, 2023, we received a notification letter from Nasdaq’s Listing Qualifications Department notifying us that, because the closing bid price of our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we no longer meet the minimum bid price requirement for continued listing under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). On September 21, 2023, we received another notification letter from Nasdaq advising that Nasdaq’s staff has determined that we are eligible for an extension of an additional 180 calendar day period, or until March 18, 2024, to cure the bid price deficiency. On February 28, 2024, we received a notification letter from Nasdaq advising that Nasdaq’s staff had determined that as of February 27, 2024, our common stock had a closing bid price of $0.10 or less for ten consecutive trading days and accordingly, we were subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii). As a result, Nasdaq determined that our securities would be removed from listing and registration on The Nasdaq Stock Market, subject to the procedures set forth in the Nasdaq Listing Rule 5800 Series which provide for the opportunity to appeal such determination. On February 28, 2024, we applied for such appeal, and a hearing has been scheduled for April 25, 2024. Accordingly, the delisting action referenced in the Nasdaq staff’s determination letter has been stayed, pending a final written decision by the Nasdaq Hearings Panel. In December 2023, we had obtained shareholder approval for and intend to complete a reverse stock split to regain compliance with the Minimum Bid Price Requirement. If we are unable to achieve and maintain compliance with such listing standards or other Nasdaq listing requirements in the future, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradeable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

We do not intend to pay dividends on our common stock for the foreseeable future

We have paid no dividends on our common stock to date and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. Investors should take note of the fact that a lack of a dividend can further affect the market value of our common stock and could significantly affect the value of any investment in our Company.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 30,000,000 shares of our preferred stock without further stockholder approval. 1,000,000 shares of preferred stock are designated Series B Preferred Stock and as of the date of this Report, 130,000 of such shares are outstanding and held by our Chief Executive Officer. Our board of directors could authorize the creation of additional series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, subject to the rules of any securities exchange on which our stock is then listed, our board of directors could authorize the creation of additional series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Additional stock offerings in the future or the issuance of stock upon exercise of outstanding warrants may dilute then-existing shareholders’ percentage ownership in our Company

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. In addition, as of December 31, 2023, we have 23,395,046 common shares issuable upon exercise of outstanding warrants with a weighted average exercise price of $1.94. The issuance of additional securities in the future will dilute the percentage ownership of our then current stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 2. PROPERTIES

Our principal place of business is located at 1177 Avenue of the Americas, 5th Floor, New York, NY 10036. We also have a satellite office in the greater Montreal area located at 6500 Trans-Canada Highway, 4th Floor, Pointe-Claire, Quebec, Canada H9R 0A5. We are not party to lease agreements in connection with these two office locations. We pay rent month-to-month and have access to additional space on a pay-per-use basis.

Our wholly owned subsidiary, Nora Pharma, currently occupies a 23,500 square foot facility located at 1565 Boulevard Lionel-Boulet, Varennes, Quebec, Canada, J3X 1P7 pursuant to a lease agreement that expires in January 2030, with an option to extend for 5 years. This site is composed of 18,500 square feet of warehouse space and 5,000 square feet of executive office space. The facility houses all administrative, marketing, quality control, regulatory affairs, and other operations personal, as well as a Health Canada licensed warehouse space. We pay a monthly rent of $27,250 CAD (approximately $19,900 USD), including taxes. We estimate that this facility is adequate for annual sales of approximately $50 to $75 million, past which we will need to find additional space.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any legal proceedings nor are we aware of any threats of such actions against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “SBFM”. As of March 28, 2024, we had a total of 99,452,865 shares of our common stock issued and outstanding. We also have tradeable warrants exercisable to purchase shares of our common stock listed on the Nasdaq Capital Market under the symbol “SBFMW.” As of March 28, 2024, we had a total of 963,693 tradeable warrants outstanding.

As of March 28, 2024, there were approximately 149 holders of record of our common stock, not including those holding their shares in “street name.”

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	–	–	3,320,988
Equity compensation plans not approved by security holders	–	–	–

(1) Represents our 2023 Equity Incentive Plan.

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2023 and 2022

During our fiscal year ended December 31, 2023, we generated revenues of $24,092,787, compared to revenues of $4,345,603 in 2022. The increase was the result of twelve months of Nora Pharma sales included in the 2023 results compared to only seventy-two days of sales in 2022 (October 20, 2022, the date of acquisition of Nora Pharma, through December 31, 2022). The cost of sales in 2023 and 2022 for generating these revenues was $15,753,616 and $2,649,028, respectively.

General and administrative (“G&A”) expenses for our fiscal year ended December 31, 2023, were $13,124,470, compared to $28,697,325 during our fiscal year ended December 31, 2022, a decrease of $15,572,855. However, excluding the one-time impairment of goodwill in the amount of $18,326,719 from the 2022 G&A expenses, reveals an increase in G&A expenses of $2,753,864 in 2023. This increase is due to G&A expenses incurred by Nora Pharma during all of 2023, compared to only 72 days of G&A expenses included in 2022.

We had interest income of $811,974 in 2023, compared to interest income of $518,650 in 2022. We incurred $137,308 in interest expense in 2023, compared to $39,412 in interest expense in 2022.

As a result, we incurred a net loss of $4,506,044 for the year ended December 31, 2023, compared to a net loss of $26,744,440 for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $16,292,347.

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

During the fiscal years ended December 31, 2022 and 2023, we received aggregate proceeds of $13,196,681 in connection with warrant exercises.

On May 16, 2023, we completed a private placement of common stock and warrants for gross proceeds of approximately $5 million. We received net proceeds of approximately $4.1 million from the private placement.

Cash flows used in investing activities were $656,150 during the year ended December 31, 2023, compared to $14,619,390 during our fiscal year ended December 31, 2022. The reason for the decrease was due to the acquisition of Nora Pharma which took place on October 20, 2022. Net cash flows provided by financing activities were $3,425,587 in 2023, compared to $39,465,107 in 2022. The decrease was primarily a result of three (3) rounds of financing which took place in February, March, and April 2022 and only one (1) relatively small financing in 2023. Net cash used in operations was $8,775,111 in 2023, compared to $5,248,358 in 2022. The increase was due to expansion of Nora Pharma drugs portfolio.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. We believe our existing cash will be sufficient to fund our pharmaceuticals sales operations and research and development activities for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceuticals operations. Additional capital may not be available on terms acceptable to us, or at all.

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

Our wholly owned subsidiary, Nora Pharma, currently occupies a 23,500 square foot facility located at 1565 Boulevard Lionel-Boulet, Varennes, Quebec, Canada, J3X 1P7 pursuant to a lease agreement that expires in January 2030, with an option to extend for 5 years. This site is composed of 18,500 square feet of warehouse space and 5,000 square feet of executive office space. The facility houses all administrative, marketing, quality control, regulatory affairs, and other operations personal, as well as a Health Canada licensed warehouse space. We pay a monthly rent of $27,250 CAD (approximately $19,900 USD), including taxes.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Sunshine Biopharma, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2013

Lakewood, CO

March 28, 2024

Sunshine Biopharma, Inc.

Consolidated Balance Sheets

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$16,292,347	$21,826,437
Accounts receivable	2,552,362	1,912,153
Inventory	5,734,755	3,289,945
Prepaid expenses	310,591	283,799
Total Current Assets	24,890,055	27,312,334
Property and equipment	365,868	394,249
Intangible assets	1,444,259	776,856
Right-of-use-asset	646,779	760,409
TOTAL ASSETS	$27,346,961	$29,243,848

LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$2,585,466	$2,802,797
Earnout payable	2,547,831	3,632,000
Income tax payable	299,869	373,191
Right-of-use-liability	118,670	123,026
Total Current Liabilities	5,551,836	6,931,014
Long-Term Liabilities:
Deferred tax liability	48,729	43,032
Right-of-use-liability	539,035	642,232
Total Long-Term Liabilities	587,764	685,264
TOTAL LIABILITIES	6,139,600	7,616,278

SHAREHOLDERS' EQUITY
Preferred Stock Series B $0.10 par value per share; 1,000,000 shares authorized 10,000 shares issued and outstanding	1,000	1,000
Common Stock $0.001 par value per share; 3,000,000,000 shares authorized 28,024,290 and 22,585,632 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	28,024	22,585
Capital paid in excess of par value	84,387,890	80,841,752
Accumulated comprehensive income	696,105	161,847
Accumulated (Deficit)	(63,905,658)	(59,399,614)
TOTAL SHAREHOLDERS' EQUITY	21,207,361	21,627,570

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,346,961	$29,243,848

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2023	2022

Sales	$24,092,787	$4,345,603
Cost of sales	15,753,616	2,649,028
Gross profit	8,339,171	1,696,575

General and Administrative Expenses:
Accounting	463,705	341,139
Consulting	850,173	842,894
Director fees	400,000	300,000
Goodwill impairment	–	18,326,719
Legal	512,199	550,117
Marketing	734,248	578,085
Office	2,142,355	796,007
Patent fees	14,108	15,148
R&D	1,855,830	811,858
Salaries	5,712,968	6,054,962
Taxes	289,737	55,233
Depreciation & amortization	149,147	25,163
Total General and Administrative Expenses	13,124,470	28,697,325

(Loss) From Operations	(4,785,299)	(27,000,750)

Other Income (Expense):
Foreign exchange (loss)	(245)	(476)
Interest income	811,974	518,650
Interest expense	(137,308)	(39,412)
Debt release	–	10,852
Total Other Income (Expense)	674,421	489,614

Net (loss) before income taxes	(4,110,878)	(26,511,136)
Provision for income taxes	395,166	233,304
Net (Loss	(4,506,044)	(26,744,440)

Foreign exchange translation	534,258	184,986
Comprehensive Income (Loss)	$(3,971,786)	$(26,559,454)

Basic and diluted (Loss) per common share	$(0.19)	$(1.76)

Weighted average common shares outstanding (basic & diluted)	24,331,908	15,180,868

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net (Loss)	$(4,506,044)	$(26,744,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	149,147	25,163
Goodwill impairment	–	18,326,719
Foreign exchange	–	548
Debt release	–	(10,852)
Accounts receivable	(594,141)	(524,486)
Inventory	(2,365,549)	42,983
Prepaid expenses	(21,143)	82,846
Accounts payable and accrued expenses	(1,364,134)	3,359,141
Deferred tax liability	–	3,628
Income tax payable	(73,247)	238,679
Interest payable	–	(48,287)
Net Cash Flows (Used In) Operating Activities	(8,775,111)	(5,248,358)

Cash Flows From Investing Activities:
Reduction in Right-of-use asset	131,949	33,379
Nora Pharma acquisition	–	(14,346,637)
Cash from Nora Pharma acquisition	–	(1,135)
Purchase of intangible assets	(705,848)	(111,015)
Purchase of equipment	(82,251)	(193,982)
Net Cash Flows (Used In) Investing Activities	(656,150)	(14,619,390)

Cash Flows From Financing Activities:
Sale of common stock in private placements	4,089,218	30,367,185
Exercise of warrants	3,502	13,193,177
Purchase of treasury stock	(541,143)	(99,000)
Lease liability	(125,990)	(31,924)
Advances to Nora Pharma - pre acquisition	–	(2,064,331)
Payments of notes payable	–	(1,900,000)
Net Cash Flows Provided by Financing Activities	3,425,587	39,465,107

Cash and Cash Equivalents at Beginning of Period	21,826,437	2,045,167
Net increase (decrease) in cash and cash equivalents	(6,005,674)	19,597,359
Effect of exchange rate changes on cash	(62,674)	(1,075)
Foreign currency translation adjustment	534,258	184,986
Cash and Cash Equivalents at End of Period	$16,292,347	$21,826,437

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$–	$48,287
Stock issued for acquisition of Nora Pharma	$–	$4,514,000

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Consolidated Statements of Shareholders' Equity

	Number of Common Shares	Common	Capital Paid in Excess of Par	Number of Preferred Shares	Preferred	Compre- hensive	Accumulated
	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total

Balance at December 31, 2021	2,591,240	2,591	32,787,384	1,000,000	100,000	(23,139)	(32,655,174)	211,662
Fractional shares issued for reverse stock split	4,380	4	(4)	–	–	–	–	–
Common stock and pre-funded warrants issued in public and private offerings, net of issuance costs	6,656,526	6,657	30,360,528	–	–	–	–	30,367,185
Exercise of warrants	9,633,486	9,633	13,183,544	–	–	–	–	13,193,177
Preferred stock purchased from related party	–	–	–	(990,000)	(99,000)	–	–	(99,000)
Common stock issued as part of Nora Pharma acquisition	3,700,000	3,700	4,510,300	–	–	–	–	4,514,000
Net (loss)	–	–	–	–	–	184,986	(26,744,440)	(26,559,454)
Balance at December 31, 2022	22,585,632	$22,585	$80,841,752	10,000	$1,000	$161,847	$(59,399,614)	21,627,570

Repurchase of treasury stock	(513,723)	(514)	(540,629)	–	–	–	–	(541,143)
Common stock and pre-funded warrants issued in a private offering net of expenses	2,450,000	2,451	4,086,767	–	–	–	–	4,089,218
Exercise of warrants	3,502,381	3,502	–	–	–	–	–	3,502
Net (loss)	–	–	–	–	–	534,258	(4,506,044)	(3,971,786)
Balance at December 31, 2023	28,024,290	$28,024	$84,387,890	10,000	$1,000	$696,105	$(63,905,658)	21,207,361

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Sunshine Biopharma operates two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio of pharmaceutical products consisting of 52 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

The Company has determined that it has two reportable segments:

•	Prescription Generic Pharmaceuticals (“Generic Pharmaceuticals”)
•	Nonprescription Over-The-Counter Products (“OTC Products”)

Through December 31, 2023, sales from the Generic Pharmaceuticals segment represented approximately 97% of total revenues of the Company while the remaining approximately 3% was generated from the sale of OTC Products. Based on these results, the Company deems segmentation reporting to be immaterial at December 31, 2023.

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian Provinces. However, in Canada Provincial governments reimburse patients for their prescription drugs expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on governmental policies which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance (“pCPA”) and the Canadian Generic Pharmaceutical Association have resulted in updated generic pricing for certain products which took effect on October 1, 2023. The updated prices are valid for three years and the agreement contains an option to extend for an additional two years. On February 29, 2024, the Canadian federal government tabled new drug reimbursement legislation, a bill known as PharmaCare which, if passed, would result in a single-payer program whereby the Canadian federal government would pay for the drugs sold in Canada rather than the Provinces.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	Adva-27a, a small chemotherapy molecule for treatment of pancreatic cancer (IND-enabling studies were paused in November 2023 due to unfavorable results. See “Products in Development,” above.
•	K1.1 mRNA, a lipid nano-particle (LNP) targeted for liver cancer
•	SBFM-PL4, a protease inhibitor for treatment of Coronavirus infections

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

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $16,292,347 and $21,826,437 as of December 31, 2023 and December 31, 2022, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 in the U.S. or the equivalent in Canada.

PROPERTY AND EQUIPMENT

Property and equipment are reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2023 and 2022, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

INTELLECTUAL PROPERTY RIGHTS - PATENTS AND LICENSES

The cost of patents and licenses acquired is capitalized and is amortized over the remaining life of the patents or licenses.

The Company evaluates recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that intangible assets carrying amount may not be recoverable. Such circumstances include but are not limited to: (i) a significant decrease in the market value of an asset, (ii) a significant adverse change in the extent or manner in which an asset is used, or (iii) an accumulation of cost significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of such assets against the estimated undiscounted future cash flows associated with it.

BASIC AND DILUTED NET GAIN (LOSS) PER SHARE

The Company computes gain or loss per share in accordance with ASC 260 – Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic net income (loss) per share is calculated by dividing net gain (loss) by the weighted-average common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the year ended December 31, 2023, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2023 the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For Canadian and US tax purposes, the Company’s 2020 through 2022 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

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

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, ASC 825 – Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2023 and 2022, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

NOTES PAYABLE

Borrowings are recognized initially at fair value, net of transaction costs incurred. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the income statement over the period of the borrowings using the effective interest method. The Company had no notes payable as of December 31, 2023 and 2022.

REVENUE RECOGNITION

Over 97% of the Company’s revenues are derived from the sale of pharmaceutical products. Pharmaceutical products can only be sold to a specific customer that is either a registered pharmacy or a registered wholesaler. The Company therefore sells only to customers registered with Health Canada, the Canadian equivalent of the FDA. Contracts are drawn up between the wholesalers and the Company for all indirect sales. In the case of direct sales to pharmacies, purchase orders are used instead of contracts. A purchase order, forecast, or other written instructions to purchase any of the Company’s products placed by the customer constitutes an irrevocable offer to purchase. The customer is responsible for ensuring that the terms of any such order are complete and accurate. The purchase order is only deemed to be accepted when the Company (in its sole discretion) accepts the purchase order and delivers on the purchase. The acceptance of any purchase order can be full or partial, at the sole discretion of the Company. No variations to these conditions are binding on the Company unless agreed to in writing between the customer and the Company.

No significant judgments are made in connection with any contracts as the price is already determined, the collection is reasonably assured, and performance obligation is fulfilled when the customer receives the goods. The Company is not required to apply any specific judgments, estimations, or assumptions to determine the price of its products.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has been transferred to a customer are accounted for as a fulfillment cost and are included in cost of revenues. The amount invoiced for each product is fixed at the Company’s current price list on the date of shipping and known in advance by the customer and does not vary.

The Company is involved in a singular activity which is to sell pharmaceutical finished goods. The Company fulfills its performance obligation when the customer receives the requested products. When the products leave the Company's warehouse, the transport to the customer is insured and the transfer of ownership to the customer takes place when the customer receives goods. At this point, the Company issues an invoice for the products and remits the applicable sales taxes (GST and QST) to the appropriate governmental agency. It is when the invoice is issued that the revenue is recognized. Unless otherwise agreed to and signed by both parties, payment terms are within 30 days of the date of the invoice. The collection is reasonably assured because of the nature of the Company’s customers. The Company is conducting sales only in Canada. Prices are listed in Canadian dollars and may vary from one Province or Territory to another within Canada. All products sold by the Company are labelled and approved for sale in Canada only and are not intended for export outside of Canada.

In the event of any breach by the Company of any product warranty (whether by reason of defective materials, production faults or otherwise), the Company’s liability shall be limited to, at Company’s option, (i) replacement of the product(s) in question, or (ii) reimbursement of the purchase price. The Company carries product insurance and is not liable for products’ failure to comply with the warranty of products if the failure or damage arises because of the customer’s negligence, deliberate damage, misuse or failure to store the products in conditions per Health Canada specifications. The Company is not liable (whether in contract, in tort or otherwise) for any (i) indirect, special or consequential loss or damage, or (ii) loss of profit, goodwill, business or revenue (in each case whether direct or indirect). These conditions also apply to any replacement products supplied by the Company.

The Company warrants to the customer that, at the time of delivery, the products are compliant with all mandatory quality standards required by applicable regulatory and legal requirements. In return, the customer is required to warrant to the Company that it holds all relevant permits and approvals required under applicable laws to purchase, store, distribute, sell and use the Company’s products. Visible defects or damages must be reported to the Company in writing immediately, but no later than five (5) business days after receipt of the products. Hidden defects must be reported to the Company in writing immediately, but no later than five (5) business days after the customer becomes aware of such defects. The Company shall not be deemed to be in breach of the terms or otherwise liable to customer for any delay in performance or non-performance of its obligations due to circumstances beyond its control, including but not limited to, acts of God, floods, droughts, earthquakes or other natural disasters, terrorist attacks, wars, preparations for war, armed conflicts, civil commotions or riots, epidemics or pandemics, fires, strikes, lockouts, shortages of material or labor, breakdown or damage to machinery or equipment, accidents, any law or governmental order or other regulations or action taken by a governmental entity, or default of any third party suppliers or provider of services or products, or any causes not within the Company’s control.

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

Note 3 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. (“Nora Pharma), a Canadian privately held pharmaceutical company. The purchase price for the shares was $18,860,637 which was paid in cash ($14,346,637) and by the issuance of 3,700,000 shares of the Company’s common stock valued at $4,514,000 or $1.22 per share on the acquisition date. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

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

As part of the consideration paid for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the twelve-month period ended December 31, 2023, the Company paid an earn-out amount of $1,084,169 leaving a balance earn-out to be paid of $2,547,831 at December 31, 2023.

Note 4 – Goodwill

The Company acquired Nora Pharma on October 20, 2022. Allocation of the purchase price per ASC 805-20-25-1 yielded a goodwill amount of $18,326,719. The Company’s used a discounted cash flow model which requires estimating future cash flows expected to be generated from the acquired entity, discounted to their present value using a risk-adjusted discount rate and terminal values.

Assessing the recoverability of goodwill requires the Company to make estimates and assumptions about sales, operating margins, growth rates and discount rates based on its budgets, business plans, economic projections, anticipated future cash flows and marketplace data. Management determined that there are inherent uncertainties related to these factors as well as significant risks to cash flows due to ongoing geopolitical and geo-economics conflicts, making the discounted cash flow model unreliable.

The following table presents the changes in the carrying amount of goodwill of the Company as of December 31, 2022 and 2023. The provisions of ASC 350-20-50-1 require the disclosure of cumulative impairment. As a result of the acquisition, a new basis in goodwill was recorded in accordance with ASC 805-10. All impairments shown in the table below have been recorded subsequent to the acquisition. The Company had no goodwill on its balance sheet prior to the acquisition:

Balance as of December 31, 2021	$–
Acquisition of Nora Pharma (October 20, 2022)	18,326,719
Impairment	(18,326,719)
Balance as of December 31, 2022	–
Additions in 2023	–
Balance as of December 31, 2023	$–

Note 5 – Intangible Assets

Intangible assets, net, consisted of the following at December 31, 2022 and 2023:

Balance as of December 31, 2021	$–
Finite-Lived intangible assets	659,571
Dossier fee additions	121,807
Balance at December 31, 2022	781,378
Less accumulated amortization	(4,522)
Finite-lived intangible assets, net at December 31, 2022	$776,856

Balance as of December 31, 2022	$776,856
Dossier fee additions	710,372
Balance at December 31, 2023	1,487,228
Less accumulated amortization	(42,969)
Finite-lived intangible assets, net at December 31, 2023	$1,444,259

As of December 31, 2023, the estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows:

2024	$59,745
2025	59,745
2026	58,541
2027	19,041
2028	9,985

Note 6 – Plant, Property and Equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment begins in the month when the asset is placed into service and is provided using the straight-line method for financial reporting purposes at rates based on the estimated useful lives of the assets. Estimated useful lives range from three to twenty years. Property, plant and equipment consist of the following:

	Year Ended December 31,
	2023	2022
Equipment	$171,859	$162,534
Computer equipment	7,368	16,418
Furniture and fixtures	34,132	33,329
Leasehold improvements	17,664	–
Vehicles	324,841	265,774
Total	555,864	478,055
Less: Accumulated depreciation	(189,996)	(83,806)
Plant, property and equipment, net	$365,868	$394,249

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $110,701 and $20,641, respectively.

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

Note 8 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2023, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference to the common stock equal to the stated value of $0.10, relative to the rights to the common stock, and gives the holder the right to 1,000 votes per share. As of December 31, 2023, 10,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

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

On May 16, 2023, the Company completed a private placement pursuant to a securities purchase agreement with an institutional investor for gross proceeds of approximately $5 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $4,089,218. In connection with the private placement, the Company issued (i) 2,450,000 shares of common stock, (ii) 3,502,381 pre-funded warrants (the “May Pre-Funded Warrants”), and (iii) investor warrants (the “May Warrants”) to purchase up to 11,904,762 shares of common stock at $0.59 per share. Each share of common stock and accompanying two May Warrants were sold together at a combined offering price of $0.84 and each May Pre-Funded Warrant and accompanying two May Warrants were sold together at a combined offering price of $0.839. The May Pre-Funded Warrants are immediately exercisable, at a nominal exercise price of $0.001, and may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full. The May Warrants have an exercise price of $0.59 per share (subject to adjustment as set forth therein), are exercisable upon issuance and will expire five and a half years from the date of issuance.

In 2022 and 2023, the Company issued a total of 10,793,369 shares of common stock in connection with warrant exercises for aggregate net proceeds of $13,196,681.

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

On November 16, 2023, the Company issued 2,346,000 shares of common stock and received net proceeds of $2,346 in connection with the exercise of all 2,346,000 remaining May Pre-Funded Warrants at the nominal exercise price of $0.001 per share.

As of December 31, 2023 and December 31, 2022, the Company has a total of 28,024,290 and 22,585,632 shares of common stock issued and outstanding, respectively.

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

In 2022 and 2023, the Company completed four financing events, and in connection therewith, it issued warrants as follows:

Type	Number	Exercise Price	Expiry Date
Pre-Funded Warrants	3,692,276	$0.001	Unlimited
Tradeable Warrants	4,102,200	$2.22*	February 2027
Investor Warrants	3,603,604	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027
May Pre-Funded Warrants	3,502,381	$0.001	Unlimited
May Warrants	11,904,762	$0.59	November 2028

*	The Tradeable Warrants had an initial exercise price of $4.25, subject to adjustment. Upon the closing of the Company's private placement on March 14, 2022, the exercise price of the Tradeable Warrants was reduced to $2.22, in accordance with the terms thereof.

As of December 31, 2023, all of the Pre-Funded Warrants and a total of 3,138,507 Tradeable Warrants, 2,802,703 Investor Warrants, and all of the May Pre-Funded Warrants were exercised resulting in aggregate proceeds of $13,196,681 received by the Company.

The Company’s outstanding warrants at December 31, 2023 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Tradeable Warrants	963,693	$0.11*	February 2027
Investor Warrants	800,901	$2.22	March 2027
April Warrants	9,725,690	$3.76	April 2027
May Warrants	11,904,762	$0.59	November 2028

*	On October 12, 2023, the Company held a special meeting of the holders of its outstanding Tradeable Warrants in which a majority of the holders approved an amendment to the Warrant Agent Agreement to reduce the exercise price of the Tradeable Warrants from $2.22 to $0.11 per warrant. The amendment was executed on October 18, 2023.

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2023	2022
Net gain (loss) attributable to common stock	$(4,506,044)	$(26,744,440)
Basic weighted average outstanding shares of common stock	24,331,908	15,180,868
Dilutive common share equivalents	–	–
Dilutive weighted average outstanding shares of common stock	24,331,908	15,180,868
Net gain (loss) per share attributable to common stock	$(0.19)	$(1.76)

Note 11 – Income Taxes

The components of the provision for income taxes were as follows:

Current:
Federal	$–
State	50
Foreign	379,246
379,296
Deferred:
Federal	–
State	–
Foreign	15,870
15,870
Total	$395,166

The Company’s effective tax rate differs from the federal statutory rate as follows:

Pre-Tax Book Income	$(826,953)	$20.14%
State Taxes	50	0.00%
Permanent Adjustments	56,812	-1.38%
Change in Valuation Allowance	860,705	-20.96%
Foreign Tax Rate Differential	–	0.00%
Rate Change	167,676	-4.08%
Provision to Return Adjustments	67,144	-1.63%
Other	69,732	-1.70%
Total	$395,166	$-9.62%

The components of the net deferred tax assets and liabilitie were as follows:

Deferred Tax Assets:
Net Operating Loss, Credits and Carryforwards	$5,277,829
Fixed Assets	–
Intangibles	641,800
Research and Development	25,327
Other DTA	454,890
Lease Liability	174,292
Valuation Allowance	(6,397,374)
Deferred Tax Assets	176,764
Deferred Tax Liabilities:
Fixed Assets	(54,095)
Intangibles	–
Right-of-Use Asset	(171,396)
Deferred Tax Liabilities	(225,491)
Net Deferred Tax Liability	$(48,727)

Note 12 – Leases

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

Amounts reported on the balance sheet as of December 31, 2023 were as follows:

Operating lease ROU asset	$646,779
Operating Lease liability - Short-term	$118,670
Operating lease liability - Long-term	$539,035
Remaining lease term	6 years
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at December 31, 2023 are as follows:

2024	$118,670
2025	$118,862
2026	$112,582
2027	$106,042
2028	$99,881
Thereafter	$101,667

Note 13 – Management and Director Compensation

The Company paid its officers cash compensation totaling $1,515,000 and $1,785,000 for the years ended December 31, 2023 and 2022, respectively. Of these amounts attributable to the Company’s CEO, $0 and $60,000, respectively was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

The Company paid its directors cash compensation totaling $400,000 and $300,000 for the years ended December 31, 2023 and 2022, respectively.

Note 14 – Subsequent Events

On February 15, 2024, the Company closed a firm commitment underwritten public offering with gross proceeds to the Company of approximately $10.0 million. The offering consisted of 71,428,571 Units, consisting of (a) 26,428,571 Common Units, with each Common Unit consisting of one share of our common stock, one-tenth (1/10) of a Series A warrant to purchase one share of common stock (“Series A Warrant”) and two-tenths (2/10) of a Series B warrant to purchase one share of common stock (“Series B Warrant”), and (b) 45,000,000 Pre-Funded Units, with each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock, one-tenth of a Series A Warrant and two-tenths of a Series B Warrant. The Pre-Funded Warrants are immediately exercisable at $0.001 per share and may be exercised at any time until exercised in full. The initial exercise price of each Series A Warrant is $2.10 per share of common stock or pursuant to an alternative cashless exercise option. The Series A Warrants are exercisable immediately and expire 30 months after the initial issuance date. The initial exercise price of each Series B Warrant is $2.38 per share of common stock. The Series B Warrants are exercisable immediately and expire 60 months after the initial issuance date.

On February 11, 2024, the Company bought back the 11,904,762 May Warrants from the holder, a single entity, for an aggregate purchase price of $2,361,596. Upon the closing of the transaction, the May Warrants were deemed cancelled and terminated in all respects.

On February 11, 2024, the Company entered into securities purchase agreements (the “April Warrants Purchase Agreements”) with the holders of warrants, dated April 28, 2022 (the “April Warrants”) to purchase an aggregate of 9,725,690 shares of common stock of the Company. Pursuant to the April Warrant Purchase Agreements, the Company bought back from the holders the April Warrants for a purchase price of $0.08 per April Warrant, for an aggregate purchase price of $778,055. Upon the closing of the April Warrant Purchase Agreements, which occurred on February 12, 2024, the Company paid the purchase price to the holders, and the April Warrants were deemed cancelled and terminated in all respects.

On February 8, 2024, the Company sold 20,000 shares of Series B Preferred Stock to its CEO for the stated value of $0.10 per share.

On March 4, 2024, the Company sold 100,000 shares of Series B Preferred Stock to its CEO for the stated value of $0.10 per share.

On March 4, 2024, the Company’s board of directors, and Company’s chief executive officer, as the holder of the majority of the voting power of the Company’s stockholders, approved an up to 1-for-200 reverse split of the Company’s common stock in order for the Company to become compliant with Nasdaq’s $1.00 minimum bid price for the listed common shares.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023, at reasonable assurance levels.

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

Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, and they concluded that our internal control over financial reporting was effective as of December 31, 2023. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2023, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following individuals currently serve as our Board of Directors and executive officers.

Name	Age	Position(s)

Dr. Steve N. Slilaty	71	President, Chief Executive Officer and Chairman

Dr. Abderrazzak Merzouki	60	Chief Science Officer and Director

Mr. Camille Sebaaly	62	Chief Financial Officer and Secretary

Dr. Rabi Kiderchah	51	Director

Mr. David Natan	70	Director

Dr. Andrew Keller	70	Director

Mr. Malek Chamoun	39	Chief Development Officer

Mr. Marc Beaudoin	58	Chief Operating Officer

Dr. Steve N. Slilaty was appointed as our chief executive officer and chairman of our board of directors on October 15, 2009. Dr. Slilaty is an accomplished scientist and business executive. His scientific publications are widely cited. Sunshine Biopharma is the third in a line of biotechnology companies that Dr. Slilaty founded and managed. The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and is now a member of a family of companies owned by MP Biomedicals, one of the largest international suppliers of biotechnology reagents. The second company which Dr. Slilaty founded, Genomics One Corporation, conducted an initial public offering of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the key participants in the Human Genome Project and reached a market capitalization of $1 billion in 2000. Formerly, Dr. Slilaty was a research team leader at the Biotechnology Research Institute (Montreal), a division of the National Research Council of Canada. Dr. Slilaty is one of the pioneers of Gene Therapy having developed the first gene delivery system applicable to humans in 1983 [Science 220: 725-727 (1983)]. Dr. Slilaty's other distinguished scientific career accomplishments included (i) the discovery of a new class of enzymes, the S24 Family of Proteases (IUBMB Enzyme: EC 3.4.21.88) [Proc. Natl. Acad. Sci. U.S.A. 84: 3987-3991 (1987)]. In addition, Dr. Slilaty (i) developed the first site-directed mutagenesis system applicable to double-stranded DNA [Analyt. Biochem. 185: 194-200 (1990)], (ii) cloned the gene for the first yeast-lytic enzyme (lytic b-1,3-glucanase) [J. Biol. Chem. 266: 1058-1063 (1991)], (iii) developed a new molecular strategy for increasing the rate of enzyme reactions [Protein Engineering 4: 919-922 (1991)], and (iv) constructed a powerful new cloning system for genomic sequencing (TrueBlue® Technology) [Gene 213: 83-91 (1998)]. Most recently, Dr. Slilaty, in collaboration with Institut National des Sciences Appliquée (France), State University of New York at Binghamton (USA) and École Polytechnique, Université de Montréal (Canada), designed, patented, and advanced the development the first, and currently the only known anticancer compound (Adva-27a) capable of destroying multidrug resistant cancer cells [Anticancer Res. 32: 4423 (2011) and US Patent Numbers: 8,236,935 and 10,272,065]. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty is the author of 18 original research papers and 10 issued and pending. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty received his Ph.D. degree in Molecular Biology from the University of Arizona in 1983 and Bachelor of Science degree in Genetics and Biochemistry from Cornell University in 1976. Dr. Slilaty has received research grants from the NIH and NSF and he is the recipient of the 1981 University of Arizona Foundation award for Meritorious Performance in Teaching.

Dr. Abderrazzak Merzouki was appointed as a director and our Chief Operating Officer in February 2016. In January 2024, he resigned from his position as Chief Operating Officer and became our Chief Science Officer but remained a director. From July 2007 through December 2016, Dr. Merzouki worked at the Institute of Biomedical Engineering in the Department of Chemical Engineering at Ecole Polytechnique de Montreal, where he taught and acted as a senior scientist involved in the research and development of plasmid and siRNA-based therapies. Dr. Merzouki is a molecular biologist and an immunologist with extensive experience in the area of gene therapy where he performed several preclinical studies for pharmaceutical companies involving the use of adenoviral vectors for cancer therapy and plasmid vectors for the treatment of peripheral arterial occlusions. Dr. Merzouki also has extensive expertise in the design of expression vectors, and production and purification of recombinant proteins. He developed technologies for production of biogeneric therapeutic proteins for the treatment of various diseases including cancer, diabetes, hepatitis and multiple sclerosis. Dr. Merzouki obtained his Ph.D. in Virology and Immunology from Institut Armand-Frappier in Quebec and received his post-doctoral training at the University of British Columbia and the BC Center for Excellence in HIV/AIDS research. Dr. Merzouki has over 30 publications and 70 communications in various, highly respected scientific journals in the field of cellular and molecular biology.

Mr. Camille Sebaaly was appointed as our chief financial officer, secretary and a director of our Company on October 15, 2009. He resigned as a director of the Company in October 2021. Mr. Sebaaly held a number of senior executive positions in various areas including financial management, business development, project management and finance. As an executive and an entrepreneur, he combines expertise in strategic planning and finance with strong skills in business development and deal structure and negotiations. In addition, Mr. Sebaaly worked in operations, general management, investor relations, marketing and business development with emphasis on international business and marketing of advanced technologies including hydrogen generation and energy saving. In the area of marketing, Mr. Sebaaly has evaluated market demands and opportunities, created strategic marketing and business development plans, designed marketing communications and launched market penetration programs. Mr. Sebaaly graduated from State University of New York at Buffalo with an Electrical and Computer Engineering Degree in 1987.

Dr. Rabi Kiderchah has served as a director of our Company since October 2021. Dr. Kiderchah is a licensed physician in Canada. From 2000 until August 2021, he was working at Argenteuil Hospital, Lachute, Quebec, Canada, as an emergency room physician. He has also worked as what is referred to in Canada as a “medecins depanneurs”, working in rural areas where there are not enough ER doctors. Since August 2011 he has worked at Rabi Kiderchah Medecin Inc. as a freelance physician in the Quebec, Canada area. He received a Bachelor of Science degree in 1994 and an MD degree in 1998 from the University of Montreal.

Mr. David Natan has served as a director of our Company since February 2022. He currently serves as CEO of Natan & Associates, LLC, a consulting firm offering CFO services to public and private companies since 2007. From February 2010 to May 2020, Mr. Natan served as CEO of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on LED lighting products. From February 2002 to November 2007, Mr. Natan served as CFO of PharmaNet Development Group, Inc., a drug development company, and, from June 1995 to February 2002, as CFO and VP of Global Technovations, Inc., a manufacturer and marketer of speaker components. Prior to that, Mr. Natan served in various roles with Deloitte & Touche LLP. From April 2020 through June 2023, Mr. Natan was Executive Vice President and Chief Financial Officer for Airborne Motorworks, Inc., Spokane, WA, a privately-held aerospace transportation company. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committee of NetBrands, Inc. (OTC: NBND), a distributor of snack products, since February 2021; and serves as a member of the Board of Directors and Chair of the Audit Committee of Titan Pharmaceuticals Inc. (NASDAQ: TTNP) a pharmaceutical company, since August 2022. Additionally, in November 2023, Mr. Natan was appointed to the board of Directors and Audit Committee Chair of Minim Inc. (NASDAQ: MINM). Mr. Natan holds a B.A. in Economics from Boston University.

Dr. Andrew M. Keller has served as a director of our Company since February 2022. From 2016 through November 2019, Dr. Keller was the Chief Medical Officer at the Western Connecticut Medical Group, Bethel CT, a multispecialty organization. He was employed by this group beginning in 1989, and in 2003 became Chief – Section of Cardiovascular Diseases. In 2014 he was appointed Chief Medical Informatics Officer. Previously, Dr. Keller was an Assistant Professor of Medicine/Radiology at Columbia University, The College of Physicians and Surgeons, NY, NY. Dr. Keller retired as a practicing physician in 2019. Upon his retirement as a practicing physician Dr. Keller enrolled as a full time student at Quinnipiac University College of Law, where he graduated with a Juris Doctor degree in 2023. In July 2023, Dr. Keller passed the Bar exam and was admitted to practice law in the State of Connecticut in November 2023. Since November 2023 he has been employed at the Law Office of Robin P. Keller LLC, Norwalk, CT advocating for the educational needs of disabled children with medically complex diagnoses. Dr. Keller received a Doctor of Medicine degree in 1979 from The Ohio State University and a Bachelor of Arts degree in Physics, Magna Cum Laude from Ithaca College in 1975.

Mr. Malek Chamoun was appointed as our Chief Development Officer in January 2024. In addition, he is President of Nora Pharma Inc., our wholly owned subsidiary that we acquired in October 2022. In 2017 he founded Nora Pharma, where he has been the President since inception. Mr. Chamoun received a bachelor’s degree in business administration from Hautes Études Commerciales, Montreal, Quebec, Canada in 2008 and became a licensed CPA in Canada in 2012. He devotes all of his business time to Nora Pharma’s affairs.

Mr. Marc Beaudoin was appointed as our Chief Operating Officer in January 2024. Mr. Beaudoin was the sole owner of M.A. Beaudoin Consulting Group Inc., a privately held business strategy consulting company in the Canadian pharmaceutical and biopharmaceutical sectors since 2016. From January 2018 through February 2019, he was employed by the KDA Group, Inc., a publicly held Canadian healthcare company, as the COO of KDA Group and CEO of its Canadian generic pharmaceutical division, Pharmapar. From 2006 to 2016, he held several executive positions at Sandoz Canada in various areas including Marketing and Communications, Strategic Planning, Business Development & Portfolio Management. As an executive and an entrepreneur, he combines expertise in strategic planning with operational and commercial execution. Mr. Beaudoin obtained his MBA from Sherbrooke University in 2018. He also holds multiple certifications (including a fellowship) from the Association for Supply Chain Management.

Corporate Governance

Board of Directors Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Committees of our Board of Directors

We have established an audit committee, a compensation committee, and a corporate governance and nominating committee of our board of directors. Each committee is comprised of each of our independent directors. David Natan is our audit committee financial expert.

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

Board Diversity

Our Board seeks members from diverse professional backgrounds who combine a solid professional reputation and knowledge of our business and industry with a reputation for integrity. Our Board does not have a formal policy concerning diversity and inclusion but is in the process of establishing a policy on diversity. Diversity of experience, expertise, and viewpoints is one of many factors the Nominating and Corporate Governance Committee considers when recommending director nominees to our Board. Further, our Board is committed to actively seeking highly qualified women and individuals from minority groups and the LGBTQ+ community to include in the pool from which new candidates are selected. Our Board also seeks members that have experience in positions with a high degree of responsibility or are, or have been, leaders in the companies or institutions with which they are, or were, affiliated, but may seek other members with different backgrounds, based upon the contributions they can make to our Company. While the Board has continued its efforts to identify candidates that have such experience, they have currently been unable to identify any such candidates which fulfill the diversity requirement with the requisite professional experience.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	All Other Compen- sation ($)	Total ($)

Dr. Steve N. Slilaty	2022	360,000	(1)	10,000	–	–	370,000
Chief Executive Officer and Director	2023	378,000		182,000		–	560,000

Camille Sebaaly	2022	300,000		630,000	–	–	930,000
Chief Financial Officer	2023	315,000		380,000		–	695,000

Dr. Abderrazzak Merzouki	2022	240,000		245,000	–	–	485,000
Chief Operating Officer and Director	2023	252,000		8,000		–	260,000

(1)	Of this amount, $60,000 was paid to Advanomics Corporation, a company controlled by Dr. Slilaty.

Employment Agreements

On April 8, 2022, we entered into an employment agreement with Dr. Steve N. Slilaty, our Chief Executive Officer. Pursuant to the employment agreement, Dr. Slilaty will continue to serve as our CEO and will be paid a base annual salary of $360,000 (which will increase annually at the rate of the Consumer Price Index or 5%, whichever is higher). The employment agreement has a term of four years and will renew automatically for a term of an additional three years. In the event the employment agreement is terminated by us without cause, we will pay Dr. Slilaty $10 million. Upon expiration of the employment agreement, we will pay Dr. Slilaty $2 million.

Outstanding Equity Awards at 2023 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2023.

Director Compensation

The following table sets forth compensation we paid to our directors during the year ended December 31, 2023.

Name	Fees Paid in Cash ($)	Stock Awards	Option Awards	All Other Compensation	Total ($)
Dr. Rabi Kiderchah	80,000	–	–	–	80,000
Mr. David Natan	80,000	–	–	–	80,000
Dr. Abderrazzak Merzouki	80,000	–	–	–	80,000
Dr. Andrew Keller	80,000	–	–	–	80,000
Dr. Steve N. Slilaty	80,000	–	–	–	80,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 28, 2024, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table lists applicable percentage ownership based on 99,452,865 shares of common stock outstanding as of March 28, 2024. In addition, under SEC rules, beneficial ownership of common stock includes shares of our common stock issuable pursuant to the conversion or exercise of securities that are either immediately exercisable or convertible into common stock or exercisable or convertible into common stock within 60 days of March 28, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Title of Class	Name and Address of Beneficial Owner	Amount		Percent of Class

Common	Dr. Steve N. Slilaty(1) c/o Sunshine Biopharma, Inc. 1177 Avenue of the Americas, 5th Floor
	New York, NY 10036	3,821,024	(3)	3.8%
Series B Preferred		130,000	(2)	100%

Common	Camille Sebaaly(1) c/o Sunshine Biopharma, Inc. 1177 Avenue of the Americas, 5th Floor New York, NY 10036	174,465		*

Common	Dr. Abderrazzak Merzouki(1) c/o Sunshine Biopharma, Inc. 1177 Avenue of the Americas, 5th Floor New York, NY 10036	116,720		*

Common	Dr. Andrew Keller(1) c/o Sunshine Biopharma, Inc. 1177 Avenue of the Americas, 5th Floor New York, NY 10036	0		*

Common	David Natan(1) c/o Sunshine Biopharma, Inc. 1177 Avenue of the Americas, 5th Floor New York, NY 10036	0		*

Common	Dr. Rabi Kiderchah(1) c/o Sunshine Biopharma, Inc. 1177 Avenue of the Americas, 5th Floor New York, NY 10036	1,625		*

Common	Malek Chamoun(1) c/o Sunshine Biopharma, Inc. 1177 Avenue of the Americas, 5th Floor
	New York, NY 10036	3,700,000	(3)	3.7%

Common	Marc Beaudoin(1) c/o Sunshine Biopharma, Inc. 1177 Avenue of the Americas, 5th Floor New York, NY 10036	0		*

	All Officers and Directors as Group (8 persons)	4,113,834		4.1%

* Less than 1%.

(1)	Officer and/or director of our Company.
(2)	Each share of Series B Preferred Stock gives the holder the right to 1,000 votes per share.
(3)

Includes 3,700,000 common shares owned by Malek Chamoun, the President of Nora Pharma Inc., a company acquired by the Company in October 2022. Dr. Slilaty controls the voting of Mr. Chamoun’s shares through a voting agreement between Mr. Chamoun and Dr. Slilaty dated October 20, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

On February 22, 2022, we redeemed 990,000 shares of Series B Preferred Stock held by Dr. Steve Slilaty, our CEO, at a redemption price equal to the stated value of $0.10 per share.

On February 8, 2024, we sold 20,000 shares of Series B Preferred Stock to Dr. Slilaty for a purchase price equal to the stated value of $0.10 per share.

On March 4, 2024, we sold 100,000 shares of Series B Preferred Stock to Dr. Slilaty for a purchase price equal to the stated value of $0.10 per share.

Director Independence

Our independent directors consist of Dr. Kiderchah, Mr. Natan and Dr. Keller.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by B F Borgers CPA PC, our independent auditors, during our fiscal years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Audit Fees	$170,500	$137,500
Audit-related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$170,500	$137,500

Audit Fees. Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2023 and 2022 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. B F Borgers CPA PC did not perform any tax compliance services for us during the years ended December 31, 2023 or 2022.

All Other Fees. B F Borgers CPA PC did not receive any other fees from us for the years ended December 31, 2023 or 2022.

As of December 31, 2023, the Board of Directors appointed our three independent directors as the members of our audit committee. Our audit committee charter is available is available on our website at www.sunshinebiopharma.com.

PART IV

ITEM 15           EXHIBITS

1.1	Underwriting Agreement, dated February 13, 2024 (1)
3.1	Articles of Incorporation (3)
3.2	Certificate of Amendment to Articles of Incorporation filed November 2, 2009 (5)
3.3	Statement of Share and Equity Capital Exchange (5)
3.4	Articles of Amendment to Articles of Incorporation filed July 13, 2010 (5)
3.5	Articles of Amendment to Articles of Incorporation filed May 27, 2015 (6)
3.6	Articles of Amendment to Articles of Incorporation (7)
3.7	Articles of Amendment to Articles of Incorporation (8)
3.8	Bylaws (15)
4.1	Description of Registrant’s Securities (17)
10.1	Patent Purchase Agreement with Advanomics Corporation (9)
10.2	Second Patent Purchase Agreement with Advanomics Corporation (10)
10.3	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated October 8, 2016, including Secured Convertible Promissory Note (11)
10.4	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated December 28, 2016, including Secured Convertible Promissory Note (11)
10.5	Form of Warrant, dated February 17, 2022 (2)
10.6	Warrant Agent Agreement between the Company and Equiniti, dated February 17, 2022 (2)
10.7	Sponsored Research Agreement, dated October 6, 2020, between the Company and the University of Georgia Research Foundation, Inc. (12) *
10.8	Research Agreement between the Company and Arizona Board of Regents on behalf of the University of Arizona (13)
10.9	Form of Warrant, dated March 14, 2022 (16)
10.10	Form of Amendment to Warrant, dated March 24, 2022 (18)
10.11	Employment Agreement between Sunshine Biopharma, Inc. and Dr. Steve Slilaty (19)
10.12	Form of Warrant, dated April 28, 2022 (20)
10.13	Share Purchase Agreement between Sunshine Biopharma, Inc., Malek Chamoun and Nora Pharma Inc. (21)
10.14	Employment Agreement between Sunshine Biopharma, Inc., Nora Pharma Inc. and Malek Chamoun (21)
10.15	License Agreement between the Company and the University of Arizona (22) *
10.16	Form of Warrant, dated May 16, 2023 (23)
10.17	Amendment No. 1 to Warrant Agent Agreement, dated October 18, 2023 (24)
10.18	2023 Equity Incentive Plan (25)
10.19	Form of Warrant Agency Agreement (26)
10.20	Form of Pre-Funded Warrant (26)
10.21	Form of Series A Warrant (1)
10.22	Form of Series B Warrant (1)
14.1	Code of Ethics (14)
21.1	Subsidiaries (filed herewith)
23.1	Consent of BF Borgers CPA PC (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Clawback policy (filed herewith)

EX-101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
EX-104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

 _______________________

*	Portions of the exhibit have been omitted.

(1)	Incorporated by reference to 8-K filed with the SEC on February 15, 2024.
(2)	Incorporated by reference to 8-K filed with the SEC on February 17, 2022.
(3)	Incorporated by reference to SB-2 filed with the SEC on October 19, 2007.
(4)	Incorporated by reference to 8-K filed with the SEC on November 6, 2009.
(5)	Incorporated by reference to 10-Q filed with the SEC on August 4, 2010.
(6)	Incorporated by reference to 8-K filed with the SEC on June 1, 2015.
(7)	Incorporated by reference to 8-K filed with the SEC on June 24, 2020.
(8)	Incorporated by reference to 8-K filed February 9, 2022.
(9)	Incorporated by reference to 8-K filed with the SEC on October 9, 2015.
(10)	Incorporated by reference to 8-K filed with the SEC on December 28, 2015.
(11)	Incorporated by reference to 8-K filed with the SEC on March 14, 2016.
(12)	Incorporated by reference to S-1/A filed with the SEC on January 24, 2022.
(13)	Incorporated by reference to 8-K filed with the SEC on February 25, 2022.
(14)	Incorporated by reference to 10-K filed with the SEC on May 1, 2020.
(15)	Incorporated by reference to 8-K filed with the SEC on April 19, 2023.
(16)	Incorporated by reference to 8-K filed with the SEC on March 15, 2022.
(17)	Incorporated by reference to 10-K filed with the SEC on March 21, 2022.
(18)	Incorporated by reference to 8-K filed with the SEC on March 24, 2022.
(19)	Incorporated by reference to 8-K filed with the SEC on April 8, 2022.
(20)	Incorporated by reference to 8-K filed with the SEC on April 28, 2022.
(21)	Incorporated by reference to 8-K filed with the SEC on October 20, 2022.
(22)	Incorporated by reference to 8-K filed with the SEC on February 28, 2023.
(23)	Incorporated by reference to 8-K filed with the SEC on May 16, 2023.
(24)	Incorporated by reference to 8-K filed with the SEC on October 20, 2023.
(25)	Incorporated by reference to S-8 filed with the SEC on January 8, 2024.
(26)	Incorporated by reference to S-1/A filed with the SEC on February 9, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSHINE BIOPHARMA, INC.

Dated: March 28, 2024	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Chief Executive Officer (principal executive officer)

/s/ Camille Sebaaly
Camille Sebaaly, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Steve N. Slilaty	Chief Executive Officer and Director	March 28, 2024
Dr. Steve N. Slilaty	(Principal Executive Officer)

/s/ Camille Sebaaly	Chief Financial Officer	March 28, 2024
Camille Sebaaly	(Principal Financial and Accounting Officer)

/s/ Dr. Abderrazzak Merzouki	Director	March 28, 2024
Dr. Abderrazzak Merzouki

/s/ David Natan	Director	March 28, 2024
David Natan

/s/ Dr. Andrew Keller	Director	March 28, 2024
Dr. Andrew Keller

/s/ Dr. Rabi Kiderchah	Director	March 28, 2024
Dr. Rabi Kiderchah

