Form 10-Q
period 2024-03-31
Sunshine Biopharma, Inc
filed 2024-05-20
CIK 1402328

(1`Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

(332) 216-1177

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of May 17, 2024, was 18,945,052 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,434,208	$16,292,347
Accounts receivable	2,827,720	2,552,362
Inventory	7,697,906	5,734,755
Prepaid expenses	871,390	310,591
Total Current Assets	28,831,224	24,890,055
Property & equipment	401,642	365,868
Intangible assets	2,065,603	1,444,259
Right-of-use-asset	600,248	646,779
TOTAL ASSETS	$31,898,717	$27,346,961

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$3,615,205	$2,585,466
Earnout payable	2,547,831	2,547,831
Income tax payable	254,971	299,869
Right-of-use-liability	115,398	118,670
Total Current Liabilities	6,533,405	5,551,836
Long-Term Liabilities:
Deferred tax liability	48,729	48,729
Right-of-use-liability	496,968	539,035
Total Long-Term Liabilities	545,697	587,764
TOTAL LIABILITIES	7,079,102	6,139,600

SHAREHOLDERS' EQUITY
Preferred Stock Series B $0.10 par value per share; 1,000,000 shares authorized; 130,000 and 10,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	13,000	1,000
Common Stock $0.001 par value per share; 3,000,000,000 shares authorized; 994,529 and 280,243 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	995	28,024
Capital paid in excess of par value	89,842,680	84,387,890
Accumulated comprehensive income	152,400	696,105
Accumulated (Deficit)	(65,189,459)	(63,905,658)
TOTAL SHAREHOLDERS' EQUITY	24,819,615	21,207,361

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,898,717	$27,346,961

See Accompanying Notes To These Unaudited Financial Statements

Sunshine Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	March 31,	March 31,
	2024	2023

Sales	$7,541,046	$4,894,053
Cost of sales	5,186,709	3,065,931
Gross profit	2,354,337	1,828,122

General & Administrative Expenses:
Accounting	352,006	169,750
Consulting	47,401	131,615
Director fees	100,000	100,000
Legal	221,998	107,449
Marketing	198,046	127,913
Office	911,211	482,458
Patent fees	–	6,308
R&D	222,033	432,925
Salaries	1,533,712	2,000,257
Taxes	75,901	63,718
Depreciation & amortization	42,618	34,710
Total General & Administrative Expenses	3,704,926	3,657,103

(Loss) From Operations	(1,350,589)	(1,828,981)

Other Income:
Foreign exchange	(5,767)	15
Interest income	144,089	213,881
Interest expense	(49,181)	(41,075)
Total Other Income	89,141	172,821

Net (loss) before income taxes	(1,261,448)	(1,656,160)
Provision for income taxes	22,353	46,270
Net (Loss)	(1,283,801)	(1,702,430)

Foreign exchange translation	(543,705)	11,160
Comprehensive (Loss)	(1,827,506)	(1,691,270)

Basic and diluted (Loss) per common share	$(2.00)	$(7.73)
Weighted average common shares outstanding (basic & diluted)	641,310	220,363

See Accompanying Notes To These Unaudited Financial Statements

Sunshine Biopharma, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	March 31,	March 31,
	2024	2023

Cash Flows From Operating Activities:
Net (Loss)	$(1,283,801)	$(1,702,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,618	34,710
Stock issued for services	12,000	–
Accounts receivable	(536,261)	135,891
Inventory	(2,100,281)	(417,318)
Prepaid expenses	(568,981)	129,849
Accounts Payable & accrued expenses	1,293,372	(73,661)
Income tax payable	(43,824)	42,853
Net Cash Flows (Used In) Operating Activities	(3,185,159)	(1,850,106)

Cash Flows From Investing Activities:
Reduction in right-of-use asset	31,066	32,934
Cash from Nora Pharma acquisition	–	(1,135)
Purchase of intangible assets	(636,865)	(178,395)
Purchase of equipment	(62,937)	293
Net Cash Flows (Used In) Investing Activities	(668,736)	(146,303)

Cash Flows From Financing Activities:
Proceeds from public offering net (common stock)	8,522,411	–
Exercise of warrants	45,000	–
Purchase of treasury stock	(3,139,651)	(506,822)
Lease liability	(29,611)	(31,477)
Net Cash Flows Provided by Financing Activities	5,398,149	(538,299)

Cash and Cash Equivalents at Beginning of Period	16,292,347	21,826,437
Net increase (decrease) in cash and cash equivalents	1,544,254	(2,534,708)
Effect of exchange rate changes on cash	141,312	2,489
Foreign currency translation adjustment	(543,705)	–
Cash and Cash Equivalents at End of Period	$17,434,208	$19,294,218

Supplementary Disclosure of Cash Flow Information:
Cash paid for income taxes	$956,012	$–
Stock issued for services	$12,000	$–

See Accompanying Notes To These Unaudited Financial Statements

Sunshine Biopharma, Inc.

Consolidated Statement of Shareholders' Equity (Unaudited)

Three Months	Number of Common Shares	Common	Capital Paid in Excess of Par	Treasury	Number of Preferred Shares	Preferred	Compre- hensive	Accumulated
Period	Issued	Stock	Value	Stock	Issued	Stock	Income	Deficit	Total
Balance December 31, 2022	225,856	$226	$80,864,111	$–	10,000	$1,000	$161,847	$(59,399,614)	$21,627,570
Repurchase Stock	(4,457)	(4)	(506,818)	–	–	–	–	–	(506,822)
Net (loss)	–	–	–	–	–	–	11,160	(1,702,430)	(1,691,270)
Balance at March 31, 2023	221,399	$222	$80,357,293	$–	10,000	$1,000	$173,007	$(61,102,044)	$19,429,478

Balance December 31, 2023	280,243	$280	$84,415,634	$–	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361
Preferred Stock issued to related party	–	–	–	–	120,000	12,000	–	–	12,000
Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	264,286	265	8,522,146	–	–	–	–	–	8,522,411
Exercise of warrants	450,000	450	44,550	–	–	–	–	–	45,000
Repurchase warrants	–	–	(3,139,651)	–	–	–	–	–	(3,139,651)
Net (loss)	–	–	–	–	–	–	(543,705)	(1,283,801)	(1,827,506)
Balance at March 31, 2024	994,529	$995	$89,842,679	$–	130,000	13,000	$152,400	$(65,189,459)	24,819,615

See Accompanying Notes To These Unaudited Financial Statements

Sunshine Biopharma, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

Note 1 – Description of Business

The Company was incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company.

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

Through March 31, 2024, sales from the Generic Pharmaceuticals segment represented approximately 97% of total revenues of the Company while the remaining approximately 3% was generated from the sale of OTC Products. Based on these results, the Company deems segmentation reporting to be immaterial at March 31, 2024.

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian provinces. However, in Canada provincial governments reimburse patients for their prescription drugs expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on governmental policies which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance and the Canadian Generic Pharmaceutical Association have resulted in updated generic pricing for certain products which took effect on October 1, 2023. The updated prices are valid for three years and the agreement may be extended for an additional two years. On February 29, 2024, the Canadian federal government tabled new drug reimbursement legislation, a bill known as PharmaCare which, if passed, would result in a single-payer program whereby the Canadian federal government would pay for the drugs sold in Canada rather than the Provinces.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	Adva-27a, a small chemotherapy molecule for treatment of pancreatic cancer (IND-enabling studies were paused on November 2, 2023 due to unfavorable results)
•	K1.1 mRNA, a lipid nano-particle (LNP) targeted for liver cancer
•	SBFM-PL4, a protease inhibitor for treatment of Coronavirus infections

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the three months periods ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024. These financial statements should be read in conjunction with that report.

On April 17, 2024, the Company completed a 1-for-100 reverse split of its common stock (the “Reverse Split”). The share amounts, warrants, and related parameters specified in this report have been adjusted to reflect the Reverse Split on a retroactive basis.

Note 3 – Underwritten Public Offering

On February 15, 2024, the Company completed an underwritten public offering for gross proceeds of approximately $10 million, before deducting fees to the underwriter and other offering expenses payable by the Company. The net proceeds received by the Company were $8,522,411.

The offering consisted of 714,286 Units, consisting of (i) 264,286 Common Units, with each Common Unit consisting of one share of common stock, one-tenth of a Series A warrant to purchase one share of common stock (“Series A Warrant”) and two-tenths of a Series B warrant to purchase one share of common stock (“Series B Warrant”), and (ii) 450,000 Pre-Funded Units, with each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrants”), one-tenth of a Series A Warrant and two-tenths of a Series B Warrant. The public offering price was $14.00 per Common Unit and $13.9 per Pre-Funded Unit. The Pre-Funded Warrants have an exercise price of $0.10 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full. The initial exercise price of each Series A Warrant is $210.00 per share of common stock or pursuant to an alternative cashless exercise option. Under the alternative cashless exercise provision, which became effective following stockholder approval in March 2024, each Series A Warrant is exercisable on a cashless basis for two shares of common stock. The Series A Warrants are exercisable immediately and expire 30 months after the initial issuance date. The initial exercise price of each Series B Warrant is $238.00 per share of common stock. The Series B Warrants are exercisable immediately and expire 60 months after the initial issuance date.

In addition (effective following the stockholder approval), the Series A Warrants and Series B Warrants included a provision under which, following a reverse split of the common stock, the exercise price will be adjusted to the lowest volume weighted average price (“VWAP”) for the five trading days immediately preceding and immediately following the date of reverse stock split, and the number of shares issuable upon exercise of the Series A Warrants or Series B Warrants will be adjusted such that the aggregate exercise price of the Series A Warrants or Series B Warrants will remain unchanged. The Series B Warrants do not include an alternate cashless exercise provision and can only be exercised for cash so long as the Company’s registration statement for such warrants and underlying shares remains effective. As a result of the Reverse Split, the exercise price of the Series A Warrants has been reduced to $1.026 and the number of Series A Warrants has been increased to 16,319,444. Also as a result of the Reverse Split, the exercise price of Series B Warrants was reduced to $1.026 and the number of Series B Warrants increased to 36,990,739.

In addition, the Company granted the underwriter, Aegis Capital Corp. ("Aegis"), a 45-day option to purchase up to an additional 15% of the total number of shares of common stock and/or Pre-Funded Warrants and/or Series A Warrants and/or Series B Warrants sold in the offering, solely to cover overallotments, if any. On February 15, 2024, Aegis partially exercised its over-allotment option for a total of 8,304 Series A Warrants and 16,607 Series B Warrants.

As of March 31, 2024, all of the Pre-Funded Warrants, consisting of 450,000 warrants in total, have been exercised resulting in the Company issuing 450,000 shares of common stock and receiving net proceed of $45,000.

The following table sets forth the outstanding warrants, as adjusted, issued in connection with this offering at March 31, 2024:

Security Type	Number	Exercise Price	Expiry Date
Series A Warrants	16,319,444*	$1.026*	August 2026
Series B Warrants	36,990,739*	$1.026*	February 2029

*	As adjusted and subject to further adjustments per the Warrant Agreements.

Note 4 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. (“Nora Pharma”), a Canadian privately held pharmaceutical company. The purchase price for the shares was $18,860,637 (USD), $14,346,637 of which was paid in cash and the remainder was paid through the issuance of 37,000 shares of the Company’s common stock valued at $4,514,000 or $122.00 per share. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

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

The value of the 37,000 common shares issued as part of the consideration paid for Nora Pharma was determined based on the closing market price of the Company’s common shares on the acquisition date, October 20, 2022 ($122.00 per share).

The Company impaired 100% of the goodwill amount in 2022 and plans to depreciate the intangible assets as detailed in Note 5 below.

As part of the consideration paid for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earn-out amount payable to Mr. Malek Chamoun, the Seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earn-out amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earn-out amount of $1,084,169 for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid an earn-out amount of $3,093,878 CAD (approximately $2,291,761 USD) for the earn-out realized in fiscal year 2023. The current remaining earn-out balance is $479,207 CAD (approximately $354,968 USD).

Note 5 – Intangible Assets

Intangible assets, net consisted of the following:

	March 31, 2024	December 31, 2023
Balance at beginning of the year	$1,444,259	776,856
Purchase of additional intangible assets (licenses)	679,834	710,372
Total	2,124,093	1,487,228
Less accumulated amortization	(58,490)	(42,969)
Finite-lived intangible assets, net	$2,065,603	$1,444,259

As of March 31, 2024, the estimated amortization amounts of the Company’s intangible assets for each of the next five years are as follows:

2025	$73,998
2026	73,998
2027	73,998
2028	39,697
2029	1,908

Note 6 – Reverse Stock Splits

Effective April 17, 2024, the Company completed a 1-for-100 reverse split of its common stock (the “Reverse Split”). The Company had previously completed three (3) reverse stock splits including a 1-for-200 on February 9, 2022, and two 1-for-20 reverse stock splits, one in 2019 and the other in 2020. The Company’s financial statements included in this report reflect all four reverse stock splits on a retroactive basis for all periods presented and for all references to common stock, unless specifically stated otherwise.

Note 7 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of March 31, 2024, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10, relative to the common stock and gives the holder the right to 1,000 votes per share. As of March 31, 2024, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

On February 17, 2022, the Company completed a public offering and received net proceeds of $6,833,071 from the offering. Pursuant to the public offering, the Company issued and sold an aggregate of 18,824 shares of common stock and 41,022 warrants to purchase shares of common stock (the “Tradeable Warrants”).

On February 22, 2022, the Company redeemed 990,000 shares of Series B Preferred Stock from the CEO of the Company at a redemption price equal to the stated value of $0.10 per share. The remaining 10,000 shares of Series B Preferred Stock could not be voted pursuant to a warrant agent agreement relating to the Tradeable Warrants (the “Warrant Agent Agreement”). On October 12, 2023, the Company held a special meeting of the holders of the outstanding Tradeable Warrants in which the holders of the majority of the outstanding Tradeable Warrants approved an amendment to the Warrant Agent Agreement to eliminate the provision that prohibited the Company’s CEO from exercising his voting rights under the Series B Preferred Stock, as well as to lower the exercise price of the Tradeable Warrants from $222.00 to $11.00. The Company entered into the amendment to the Warrant Agent Agreement on October 18, 2023.

On March 14, 2022, the Company completed a private placement and received net proceeds of $6,781,199. In connection with this private placement, the Company issued (i) 23,014 shares of its common stock together with investor warrants (“Investor Warrants”) to purchase up to 23,014 shares of common stock, and (ii) 13,023 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 130,225 shares of common stock. Each share of common stock and accompanying Investor Warrant was sold together at a combined offering price of $222.00 and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $221.9. The Pre-Funded Warrants were immediately exercisable, at an exercise price of $0.1, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Investor Warrants have an exercise price of $222.00 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

On April 28, 2022, the Company completed another private placement and received net proceeds of $16,752,915. In connection with this private placement, the Company issued (i) 24,728 shares of its common stock together with warrants (“April Warrants”) to purchase up to 49,456 shares of common stock, and (ii) 23,900 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with April Warrants to purchase up to 47,801 shares of common stock. Each share of common stock and accompanying two April Warrants were sold together at a combined offering price of $401.00 and each Pre-Funded Warrant and accompanying two April Warrants were sold together at a combined offering price of $400.90. The Pre-Funded Warrants were immediately exercisable, at an exercise price of $0.1, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The April Warrants have an exercise price of $376.00 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

On October 20, 2022, the Company issued 37,000 shares of common stock as part of the acquisition of Nora Pharma. These shares were valued at $4,514,000, or $122.00 per share.

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million (“Stock Repurchase Program”). During the six months ended June 30, 2023, the Company repurchased a total of 44,571 shares of common stock at an average price of $113.71 per share for a total cost of $506,822. The 44,571 repurchased common shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 225,856 to 221,399.

On May 16, 2023, the Company completed a private placement pursuant to a securities purchase agreement with an institutional investor for gross proceeds of approximately $5 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $4,089,218. In connection with the private placement, the Company issued (i) 24,500 shares of common stock, (ii) 35,024 pre-funded warrants (the “May Pre-Funded Warrants”), and (iii) investor warrants (the “May Warrants”) to purchase up to 119,048 shares of common stock at $59.00 per share. Each share of common stock and accompanying two May Warrants were sold together at a combined offering price of $84.00 and each May Pre-Funded Warrant and accompanying two May Warrants were sold together at a combined offering price of $83.90. The May Pre-Funded Warrants are immediately exercisable, at an exercise price of $0.1, and may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full. The May Warrants have an exercise price of $59.00 per share (subject to adjustment as set forth therein), are exercisable upon issuance and will expire five and a half years from the date of issuance.

In 2022 and 2023, the Company issued a total of 107,934 shares of common stock in connection with warrant exercises for aggregate net proceeds of $13,196,681.

In July 2023, the Company repurchased a total of 680 shares of common stock under the Stock Repurchase Program announced on January 19, 2023, at an average price of $50.46 per share for a total cost of $34,321. In October 2023, the 680 repurchased common shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 257,463 to 256,783.

On November 16, 2023, the Company issued 23,460 shares of common stock and received net proceeds of $2,346 in connection with the exercise of all 23,460 remaining May Pre-Funded Warrants at the nominal exercise price of $0.1 per share.

On February 8, 2024, the Company issued 20,000 shares of Series B Preferred Stock to the Company’s CEO for a purchase price of $0.10 per share.

On February 15, 2024, the Company completed an underwritten public offering and in connection therewith it issued an aggregate of 714,286 shares of common stock, of which 450,000 shares were issued in connection with pre-funded warrant exercises.

On March 4, 2024, the Company issued 100,000 shares of Series B Preferred Stock to the Company’s CEO for a purchase price of $0.10 per share.

As of March 31, 2024 and December 31, 2023, the Company had a total of 994,529 and 280,243 shares of common stock issued and outstanding, respectively.

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

In 2022, 2023, and during the three months ended March 31, 2024, the Company completed five (5) financing events, and in connection therewith, it issued warrants as follows:

Type	Number	Exercise Price	Expiry Date
2022 Pre-Funded Warrants	36,923	$0.10	Unlimited
Tradeable Warrants	41,022	$222.00*	February 2027
Investor Warrants	36,036	$222.00	March 2027
April Warrants	97,257	$376.00	April 2027
May Pre-Funded Warrants	35,024	$0.10	Unlimited
May Investor Warrants	119,048	$59.00	November 2028
2024 Pre-Funded Warrants	450,000	$0.10	Unlimited
Series A Warrants	79,732**	$210.00**	August 2026
Series B Warrants	159,464**	$238.00**	February 2029

*

The Tradeable Warrants had an initial exercise price of $425.00, subject to adjustment. Upon the closing of the Company's private placement on March 14, 2022, the exercise price of the Tradeable Warrants was reduced to $222.00, in accordance with the terms thereof.

**	Subject to adjustments per the Warrant Agreements.

As of March 31, 2024, all of the 2022, May, and 2024 Pre-Funded Warrants, and a total of 31,385 Tradeable Warrants, and 28,027 Investor Warrants were exercised resulting in aggregate proceeds of $13,241,681 received by the Company.

On February 11, 2024, the Company purchased back all of the April Warrants and the May Investor Warrants for an aggregate purchase price of $3,139,651.

The Company’s outstanding warrants as of May 20, 2024 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Tradeable Warrants	9,636	$11.00*	February 2027
Investor Warrants	8,009	$222.00	March 2027
Series A Warrants	16,319,444**	Cashless**	August 2026
Series B Warrants	36,990,739**	$1.026**	February 2029

*

On October 12, 2023, the Company held a special meeting of the holders of its outstanding Tradeable Warrants in which a majority of the holders approved an amendment to the Warrant Agent Agreement to reduce the exercise price of the Tradeable Warrants from $222.00 to $11.00 per warrant. The amendment was executed on October 18, 2023.

**	As adjusted and subject to further adjustments per the Warrant Agreements.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the quarters ended March 31:

	2024	2023
Net gain (loss) attributable to common stock	$(1,283,801)	$(1,702,430)
Basic weighted average outstanding shares of common stock	641,310	220,363
Dilutive common share equivalents	–	–
Dilutive weighted average outstanding shares of common stock	641,310	220,363
Net gain (loss) per share attributable to common stock	$(2.00)	$(7.73)

Note 10 – Lease

The Company has obligations as a lessee for office and warehouse space with initial non-cancellable terms in excess of one year. The Company classified the lease as an operating lease. The lease contains a renewal option for a period of five years. Because the Company is certain to exercise the renewal option, the optional period is included in determining the lease term, and associated payments under the renewal option are included in the lease payments. The Company’s lease does not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease include fixed payments plus a variable payment. The Company’s lease requires it to make variable payments for the Company’s proportionate share of building’s property taxes, insurance, and common area maintenance. These variable lease payments are not included in lease payments used to determine lease liability and are recognized as variable costs when incurred.

Amounts reported on the balance sheet as of March 31, 2024 were as follows:

Operating lease ROU asset	$600,248
Operating lease liability - Short-term	$115,398
Operating lease liability - Long-term	$496,968
Remaining lease term	5 years 9 months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at March 31, 2024 are as follows:

2024	$86,221
2025	$116,020
2026	$109,890
2027	$103,506
2028	$97,493
Thereafter	$99,236

Note 11 – Management and Director Compensation

The Company paid its officers cash compensation totaling $262,486 and $820,000 for the three-month periods ended March 31, 2024 and 2023, respectively.

The Company paid its directors aggregate cash compensation totaling $100,000 for each of the three-month periods ended March 31, 2024 and 2023.

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

The Company’s interim effective tax rate, inclusive of discrete items, for the three-month periods ended March 31, 2024 and 2023 was 26.83%.

The Company’s consolidated financial statements contain various tax related entries the same being due to the operations of the two Canadian subsidiaries and are in compliance with Canadian tax laws.

Note 13 – Subsequent Events

Effective April 17, 2024, the Company completed a 1-for-100 reverse split of its common stock (the “Reverse Split”). As a result of the Reverse Split, the exercise price of the Series A Warrants has been reduced to $1.026 and the number of Series A Warrants has been increased to 16,319,444. Also as a result of the Reverse Split, the exercise price of Series B Warrants was reduced to $1.026 and the number of Series B Warrants increased to 36,990,739. All share amounts, warrants, and related parameters specified in this report have been adjusted to reflect the Reverse Split.

Subsequent to March 31, 2024, the Company issued 17,950,523 shares of common stock upon exercise of 8,975,262 Series A Warrants pursuant to the alternative cashless exercise of the Series A Warrants.

On April 24, 2024, the Company paid Malek Chamoun, the Seller of Nora Pharma, an earn-out amount of $3,093,878 CAD (approximately $2,291,761 USD), pursuant to its obligation under the applicable Sale Agreement.

On May 3, 2024, the SEC announced that it had settled charges against BF Borgers CPA PC (“Borgers”), the Company’s independent accounting firm, stating that Borgers failed to conduct audits in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). As part of the settlement, Borgers agreed to a permanent ban on appearing or practicing before the SEC. As a result, the Company dismissed Borgers as its independent accountant.

On May 7, 2024, the Company engaged Bush & Associates CPA LLC as its new independent auditor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The statements regarding Sunshine Biopharma, Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in our annual report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. You are advised, however, to consult any future disclosures we make on related subjects in future reports we file with the SEC.

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We operate two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 52 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

In addition, we are conducting a proprietary drug development program which is comprised of (i) K1.1 mRNA targeted for liver cancer, (ii) SBFM-PL4, PLpro protease inhibitor for SARS Coronavirus infections, and (iii) Adva-27a for pancreatic cancer. Development of the latter has been paused pending further analysis of unfavorable in vitro results obtained in the second half of 2023. See “Drugs in Development” below.

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

In December 2015, we acquired all worldwide issued (US Patent Number 8,236,935, and 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound and terminated the License Agreement. Development of Adva-27a has recently been paused pending further analysis of unexpected in vitro results obtained in the latter part of 2023. See “Drugs in Development” below.

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

On October 20, 2022, we acquired Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 44 employees and operates in a 23,500 square foot facility certified by Health Canada. Nora Pharma currently has 52 generic prescription drugs on the market in Canada and is planning to launch 32 additional generic prescription drugs in 2024 and 2025.

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

In addition to the 52 drugs currently on the market, we have 32 additional drugs scheduled to be launched in 2024 and 2025. These new drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory. Among the new drugs to be launched in 2024 is NIOPEG®, a biosimilar of NEULASTA®. Similar to NEULASTA®, NIOPEG® is a long-acting form of recombinant human granulocyte colony-stimulating factor (filgrastim). It is indicated to decrease the incidence of infection in patients with non-myeloid malignancies receiving anti-neoplastic therapy. Nora Pharma received Health Canada marketing approval for NIOPEG® on April 17, 2024.

We believe the addition of these new products to our existing portfolio will strengthen our presence in the Canadian $9.7 billion a year generic drugs market and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

Products in Development

The following table summarizes our proprietary drugs in development:

Drug Candidate	Therapeutic Area	Development Stage
Adva-27a (Small Molecule)	Oncology (Pancreatic Cancer)	Paused*
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing
SBFM-PL4 (Small Molecule)	Antiviral (SARS Coronavirus)	Animal Testing

*See “Adva-27a Anticancer Compound” below

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

In December 2022, we entered into a research agreement with the Jewish General Hospital (“JGH”), to conduct the IND-enabling studies of Adva-27a (the “Research Agreement”). In August 2023, we were informed by the JGH that the laboratory results on testing of the Adva-27a molecule were not favorable. After conclusion of an internal review of the laboratory results on November 2, 2023, we provided notice to JGH of termination of the Research Agreement. We have paused the IND-enabling studies of Adva-27a pending a review of the results and the possibility of chemical modification of the compound to address the suboptimal performance of the molecule in certain studies.

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

In addition, we are the owner of four (4) NPN’s issued by Health Canada including (i) NPN 80089663 which authorizes us to manufacture and sell our in-house developed OTC product, Essential 9, (ii) NPN 80093432 which authorizes us to manufacture and sell the OTC product, Calcium-Vitamin D under the brand name Essential Calcium-Vitamin D, (iii) NPN 80125047 which authorizes us to manufacture and sell the OTC product, L-Citrulline, and (iv) NPN 80127436 which authorizes us to manufacture and sell the OTC product, Taurine.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2024 and 2023

During the three months ended March 31, 2024, we generated $7,541,046 in sales, compared to $4,894,053 for the three months ended March 31, 2023, an increase of $2,646,993, or 54%. The increase is attributable to new product launches and expanded marketing and sales efforts by our wholly owned subsidiary, Nora Pharma. The direct cost for generating these sales was $5,186,709 (69%) for the three months ended March 31, 2024, compared to $3,065,931 (63%) for the three months ended March 31, 2023. The increase in the cost of goods sold in 2024 is due to increased cost of manufacturing of the generic prescription drugs sold by Nora Pharma. Our gross profit grew to $2,354,337 for the three months ended March 31, 2024, compared to $1,828,122 for the three months ended March 31, 2023.

General and administrative expenses during the three-month period ended March 31, 2024, were $3,704,926, compared to $3,657,103 during the three-month period ended March 31, 2023, an increase of $47,823. This modest increase was the net result of increases and decreases in our specific expense categories. For example, we saw increased costs in accounting ($182,256), legal ($114,549), marketing ($70,133) and office ($428,753). The categories that decreased were consulting ($84,214), R&D ($210,892) and salaries ($466,545). Overall, we incurred a loss of $1,350,589 from our operations for the three months ended March 31, 2024, compared to a loss of $1,828,981 from our operations in the three-month period ended March 31, 2023.

In addition, we had interest income of $144,089 during the three months ended March 31, 2024, compared to a net interest income of $213,881 during the three months ended March 31, 2023, as a result of interest earned on less cash on hand.

As a result, we incurred a net loss of $1,283,801 ($0.02 per share) for the three months ended March 31, 2024, compared to a net loss of $1,702,430 ($0.08 per share) for the three-month period ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $17,434,208.

Net cash used in operating activities was $3,185,159 during the three months ended March 31, 2024, compared to $1,850,106 during the three-month period ended March 31, 2023. The increase was a result of increased business activities by Nora Pharma.

Cash flows used in investing activities were $668,736 for the three months ended March 31, 2024, compared to $146,303 for the three months ended March 31, 2023. The increase was the result of cash invested in Nora Pharma.

Cash flows provided by financing activities were $5,398,149 during the three months ended March 31, 2024, compared to $538,299 during the three months ended March 31, 2023. The increase was primarily as a result of one offering made during the three months ended March 31, 2024, compared to no financing events completed during the three months ended March 31, 2023.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. We believe our existing cash on hand will be sufficient to fund our pharmaceuticals sales operations and research and development activities for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceuticals operations. Additional capital may not be available on terms acceptable to us, or at all.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a detailed list of significant accounting policies, please see our annual report on Form 10-K for the fiscal year ended December 31, 2023, including our financial statements and notes thereto included therein as filed with the SEC on March 28, 2024.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 20, 2024.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

