Form 10-Q
period 2024-06-30
Sunshine Biopharma, Inc
filed 2024-08-16
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-41282

SUNSHINE BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

333 Las Olas Way,

CU4 Suite 433

Fort Lauderdale, FL 33301

(Address of principal executive offices)

954-515-0810

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	SBFM	The NASDAQ Stock Market LLC
Common Stock Purchase Warrants	SBFMW	The NASDAQ Stock Market LLC

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of August 16, 2024, was 1,124,341 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,507,745	$16,292,347
Accounts receivable	3,973,550	2,552,362
Inventory	8,490,745	5,734,755
Prepaid expenses	1,776,480	310,591
Total Current Assets	25,748,520	24,890,055
Long-Term Assets:
Property & equipment	541,410	365,868
Intangible assets	2,447,128	1,444,259
Right-of-use-asset	563,920	646,779
Total Long-Term Assets	3,552,458	2,456,906
TOTAL ASSETS	$29,300,978	$27,346,961

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$4,930,055	$2,585,466
Earnout payable	–	2,547,831
Income tax payable	254,971	299,869
Current portion - right-of-use-liability	114,452	118,670
Total Current Liabilities	5,299,478	5,551,836
Long-Term Liabilities:
Deferred tax liability	48,729	48,729
Right-of-use-liability	462,906	539,035
Total Long-Term Liabilities	511,635	587,764
TOTAL LIABILITIES	5,811,114	6,139,600

SHAREHOLDERS' EQUITY
Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 130,000 and 10,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	13,000	1,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 1,170,510 and 14,012 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,171	14
Capital paid in excess of par value	89,842,503	84,415,900
Accumulated comprehensive income (loss)	(683,050)	696,105
Accumulated (Deficit)	(65,683,759)	(63,905,658)
TOTAL SHAREHOLDERS' EQUITY	23,489,865	21,207,361

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,300,978	$27,346,961

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months Ended June 30,		6 Months Ended June 30,
	2024	2023	2024	2023

Sales	$9,303,067	$5,560,865	$16,844,113	$10,454,918
Cost of sales	6,946,810	3,608,118	12,133,519	6,674,049
Gross profit	2,356,257	1,952,747	4,710,594	3,780,869

General & Administrative Expenses:
Accounting	88,394	75,281	440,400	245,031
Consulting	54,048	392,454	101,449	524,069
Director fees	100,000	100,000	200,000	200,000
Legal	223,436	145,815	445,434	259,572
Marketing	256,325	133,177	454,371	261,090
Office	713,245	419,650	1,673,636	938,768
R&D	436,235	368,565	658,268	801,490
Salaries	1,556,176	1,200,167	3,089,888	3,200,424
Taxes	145,805	96,649	221,706	160,367
Depreciation	50,870	34,877	93,488	69,587
Total General & Administrative Expenses:	3,624,533	2,966,635	7,378,640	6,660,398

(Loss) from operations	(1,268,276)	(1,013,888)	(2,668,046)	(2,879,529)

Other Income (Expense):
Foreign exchange (loss)	286,535	(261)	280,768	(246)
Interest income	143,995	203,049	288,084	416,930
Interest expense	(245)	(3,331)	(245)	(7,746)
Total Other Income (Expense)	430,285	199,457	568,607	408,938

Net (loss) before income taxes	(837,991)	(814,431)	(2,099,439)	(2,470,591)
Provision for income taxes	343,691	(87,677)	321,338	(133,947)
Net (Loss)	$(494,300)	$(902,108)	$(1,778,101)	$(2,604,538)

Comprehensive Income (Loss):
Gain (Loss) from foreign exchange translation	(835,450)	492,049	(1,379,155)	503,209
Comprehensive Income (Loss)	$(1,329,750)	$(410,059)	$(3,157,256)	$(2,101,329)

Basic (Loss) per common share	$(9.94)	$(71.17)	$(43.48)	$(218.62)
Weighted Average Common Shares Outstanding (Basic)	49,726	12,675	40,896	11,914

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	June 30,	June 30,
	2024	2023

Cash Flows From Operating Activities:
Net (Loss)	$(1,778,101)	$(2,604,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,494	69,594
Stock issued for services	12,000	–
Accounts receivable	(1,867,693)	(55,160)
Inventory	(2,949,128)	(885,243)
Prepaid expenses	(272,810)	182,852
Accounts Payable & accrued expenses	2,794,798	(1,103,502)
Earn-out payable	(2,547,831)	(1,084,169)
Income tax payable	(1,247,671)	(147,980)
Net Cash Flows (Used In) Operating Activities	(7,762,942)	(5,628,146)

Cash Flows From Investing Activities:
Reduction in right-of-use asset	61,074	66,846
Purchase of intangible assets	(234,569)	(17,645)
Purchase of equipment	(1,037,450)	(454,980)
Net Cash Flows (Used In) Investing Activities	(1,210,944)	(405,779)

Cash Flows From Financing Activities:
Proceeds from public offering net (common stock)	8,522,411	4,089,208
Exercise of warrants	45,000	1,156
Purchase of treasury stock	(3,139,651)	(506,822)
Lease liability	(58,194)	(63,870)
Net Cash Flows Provided by Financing Activities	5,369,566	3,519,672

Cash and Cash Equivalents at Beginning of Period	16,292,347	21,826,437
Net increase (decrease) in cash and cash equivalents	(3,604,320)	(2,514,253)
Effect of exchange rate changes on cash	–	9
Foreign currency translation adjustment	(1,180,282)	417,298
Cash and Cash Equivalents at End of Period	$11,507,745	$19,729,491

Supplementary Disclosure of Cash Flow Information:
Cash paid for income taxes	$956,012	$–
Stock issued for services	$12,000	$–

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months	Number Of Common Shares	Common	Capital Paid in Excess of Par	Treasury	Number Of Preferred Shares	Preferred	Comprehensive	Accumulated
Periods	Issued	Stock	Value	Stock	Issued	Stock	Income	Deficit	Total
Balance March 31, 2024	49,726	50	$89,843,624	$–	130,000	$13,000	$152,400	$(65,189,459)	$24,819,615
Exercise of warrants	1,120,784	1,121	(1,121)	–	–	–	–	–	–
Net (loss)	–	–	–	–	–	–	(835,450)	(494,300)	(1,329,750)
Balance at June 30, 2024	1,170,510	$1,171	$89,842,503	$–	130,000	13,000	$(683,050)	$(65,683,759)	23,489,865

Balance March 31, 2023	11,070	$11	$80,357,504	$–	10,000	$1,000	$173,007	$(61,102,044)	$19,429,478
Common stock and prefunded warrants issued in a private offering	1,225	1	4,089,217	–	–	–	–	–	4,089,218
Exercise of warrants	578	1	1,155	–	–	–	–	–	1,156
Net (loss)	–	–	–	–	–	–	492,049	(902,108)	(410,059)
Balance at June 30, 2023	12,873	$13	$84,447,876	$–	10,000	$1,000	$665,056	$(62,004,152)	$23,109,793

Six Months Periods
Balance December 31, 2023	14,012	$14	$84,415,900	$–	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361
Preferred Stock issued to related party	–	–	–	–	120,000	12,000	–	–	12,000
Common stock and pre-funded warrants issued in an underwritten offering	13,214	13	8,522,398	–	–	–	–	–	8,522,411
Exercise of warrants	1,143,284	1,144	43,856	–	–	–	–	–	45,000
Repurchase of warrants	–	–	(3,139,651)	–	–	–	–	–	(3,139,651
Net (loss)	–	–	–	–	–	–	(1,379,155)	(1,778,101)	(3,157,256)
Balance at June 30, 2024	1,170,510	$1,171	$89,842,503	$–	130,000	13,000	$(683,050)	$(65,683,759)	$23,489,865

Balance December 31, 2022	11,293	$11	$80,864,326	$–	10,000	$1,000	$161,847	$(59,399,614)	$21,627,570
Repurchase Stock	(223)	–	(506,822)	–	–	–	–	–	(506,822)
Common stock and prefunded warrants issued in a private offering	1,225	1	4,089,217	–	–	–	–	–	4,089,218
Exercise of warrants	578	1	1,155	–	–	–	–	–	1,156
Net (loss)	–	–	–	–	–	–	503,209	(2,604,538)	(2,101,329)
Balance at June 30, 2023	12,873	$13	$84,447,876	$–	10,000	$1,000	$665,056	$(62,004,152)	$23,109,793

See Accompanying Notes To These Financial Statements

Sunshine Biopharma, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

Note 1 – Description of Business

The Company was incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Effective October 15, 2009, the Company acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Upon completion of the reverse acquisition, the Company changed its name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company.

Sunshine Biopharma operates two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio of pharmaceutical products consisting of 61 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

The Company has determined that it has two reportable segments:

•	Prescription Generic Pharmaceuticals (“Generic Pharmaceuticals”)
•	Nonprescription Over-The-Counter Products (“OTC Products)

Through June 30, 2024, sales from the Generic Pharmaceuticals segment represented approximately 97% of total revenues of the Company while the remaining approximately 3% was generated from the sale of OTC Products. Based on these results, the Company deems segmentation reporting to be immaterial at June 30, 2024.

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

In addition, the Company is engaged in the development of the following proprietary drugs:

•	Adva-27a, a small chemotherapy molecule for treatment of pancreatic cancer (IND-enabling studies were paused on November 2, 2023)
•	K1.1 mRNA, a lipid nano-particle (LNP) targeted for liver cancer
•	SBFM-PL4, a protease inhibitor for treatment of Coronavirus infections

Note 2 – Basis of Presentation

The unaudited consolidated financial statements of the Company for the three and six months periods ended June 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024. These financial statements should be read in conjunction with that report.

On April 17, 2024 and August 8, 2024, the Company completed a 1-for-100 and a 1-for-20 reverse split of its common stock, respectively (the “Reverse Splits”). The share amounts, warrants, and related parameters specified in this report have been adjusted to reflect both Reverse Splits on a retroactive basis.

Note 3 – Underwritten Public Offering

On February 15, 2024, the Company completed an underwritten public offering for gross proceeds of approximately $10 million, before deducting fees to the underwriter and other offering expenses payable by the Company. The net proceeds received by the Company were $8,522,411.

The offering consisted of 35,714 Units, consisting of (i) 13,214 Common Units, with each Common Unit consisting of one share of common stock, one-tenth of a Series A warrant to purchase one share of common stock (“Series A Warrant”) and two-tenths of a Series B warrant to purchase one share of common stock (“Series B Warrant”), and (ii) 22,500 Pre-Funded Units, with each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrants”), one-tenth of a Series A Warrant and two-tenths of a Series B Warrant. The public offering price was $280.00 per Common Unit and $278.00 per Pre-Funded Unit. The Pre-Funded Warrants have an exercise price of $2.00 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full. The initial exercise price of each Series A Warrant was $4,200.00 per share of common stock or pursuant to an alternative cashless exercise option. Under the alternative cashless exercise provision, which became effective following stockholder approval in March 2024, each Series A Warrant was exercisable on a cashless basis for two shares of common stock. The Series A Warrants were exercisable immediately and expire 30 months after the initial issuance date. The initial exercise price of each Series B Warrant was $4,760.00 per share of common stock. The Series B Warrants are exercisable immediately and expire 60 months after the initial issuance date.

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

In addition, the Company granted the underwriter, Aegis Capital Corp. ("Aegis"), a 45-day option to purchase up to an additional 15% of the total number of shares of common stock and/or Pre-Funded Warrants and/or Series A Warrants and/or Series B Warrants sold in the offering, solely to cover overallotments, if any. On February 15, 2024, Aegis partially exercised its over-allotment option for a total of 415 Series A Warrants and 830 Series B Warrants.

On February 13, 2024, the Company obtained stockholder approval for (i) adjustment of the number of underlying shares and exercise price for both the Series A Warrants and the Series B warrants, and (ii) the alternate cashless exercise provision for the Series A warrants.

As of June 30, 2024, all of the Pre-Funded Warrants and all of the Series A warrants have been exercised resulting in the Company issuing 22,500 and 1,120,784 shares of common stock, respectively. In connection with such exercises, the Company received net proceeds of $45,000 and $0, respectively.

As of August 16, 2024, the only securities remaining outstanding in connection with this offering are 13,612,927 Series B Warrants exercisable at $2.7879 per share. These warrants are subject to further adjustments per the Series B Warrant Agreement.

Note 4 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. (“Nora Pharma”), a Canadian privately held pharmaceutical company. The purchase price for the shares was $18,860,637 (USD), $14,346,637 of which was paid in cash and the remainder was paid through the issuance of 1,850 shares of the Company’s common stock valued at $4,514,000 or $2,440 per share. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

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

The value of the 1,850 common shares issued as part of the consideration paid for Nora Pharma was determined based on the closing market price of the Company’s common shares on the acquisition date, October 20, 2022 ($2,440 per share).

The Company impaired 100% of the goodwill amount in 2022 and plans to depreciate the intangible assets as detailed in Note 5 below.

As part of the consideration paid for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earn-out amount payable to Mr. Malek Chamoun, the Seller of Nora Pharma and its current President. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earn-out amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earn-out amount of $1,084,169 for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid an earn-out amount of $3,093,878 CAD (approximately $2,291,761 USD) for the earn-out realized in fiscal year 2023. The current remaining earn-out balance is $479,207 CAD (approximately $354,968 USD).

Note 5 – Intangible Assets

Intangible assets, net consisted of the following:

	June 30, 2024	December 31, 2023
Balance at beginning of the year	$1,444,259	776,856
Purchase of additional intangible assets (licenses)	1,077,380	710,372
Total	2,521,639	1,487,228
Less accumulated amortization	(74,511)	(42,969)
Finite-lived intangible assets, net	$2,447,128	$1,444,259

As of June 30, 2024, the estimated amortization amounts of the Company’s intangible assets for each of the next five years are as follows:

2025	$73,257
2026	73,257
2027	73,257
2028	39,300
2029	1,889

Note 6 – Reverse Stock Splits

Effective April 17, 2024 and August 8, 2024, the Company completed a 1-for-100 and a 1-for-20 reverse split of its common stock (the “Reverse Splits”). The Company had previously completed three (3) reverse stock splits including a 1-for-200 on February 9, 2022, and two 1-for-20 reverse stock splits, one in 2019 and the other in 2020. The Company’s financial statements included in this report reflect all five (5) reverse stock splits on a retroactive basis for all periods presented and for all references to common stock, unless specifically stated otherwise.

Note 7 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of June 30, 2024, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10, relative to the common stock and gives the holder the right to 1,000 votes per share. As of June 30, 2024, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

On February 17, 2022, the Company completed a public offering and received net proceeds of $6,833,071 from the offering. Pursuant to the public offering, the Company issued and sold an aggregate of 941 shares of common stock and 20,051 warrants to purchase shares of common stock (the “Tradeable Warrants”).

On October 12, 2023, the Company held a special meeting of the holders of the outstanding Tradeable Warrants in which the holders of the majority of the outstanding Tradeable Warrants approved an amendment to the Warrant Agent Agreement to eliminate the provision that prohibited the Company’s CEO from exercising his voting rights under the Series B Preferred Stock, as well as to lower the exercise price of the Tradeable Warrants from $4,440 to $220.00. The Company entered into the amendment to the Warrant Agent Agreement on October 18, 2023.

On March 14, 2022, the Company completed a private placement and received net proceeds of $6,781,199. In connection with this private placement, the Company issued (i) 1,150 shares of its common stock together with investor warrants (“Investor Warrants”) to purchase up to 1,150 shares of common stock, and (ii) 651 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 6,511 shares of common stock. Each share of common stock and accompanying Investor Warrant was sold together at a combined offering price of $4,440.00 and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $4,438.00. The Pre-Funded Warrants were immediately exercisable, at an exercise price of $2.00, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Investor Warrants have an exercise price of $4,440.00 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

On April 28, 2022, the Company completed another private placement and received net proceeds of $16,752,915. In connection with this private placement, the Company issued (i) 1,236 shares of its common stock together with warrants (“April Warrants”) to purchase up to 2,472 shares of common stock, and (ii) 1,195 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with April Warrants to purchase up to 2,390 shares of common stock. Each share of common stock and accompanying two April Warrants were sold together at a combined offering price of 8,020.00 and each Pre-Funded Warrant and accompanying two April Warrants were sold together at a combined offering price of $8,018.00. The Pre-Funded Warrants were immediately exercisable, at an exercise price of $2.00, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The April Warrants have an exercise price of $7,520.00 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

On October 20, 2022, the Company issued 1,850 shares of common stock as part of the acquisition of Nora Pharma. These shares were valued at $4,514,000, or 2,440.00 per share.

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million (“Stock Repurchase Program”). During the six months ended June 30, 2023, the Company repurchased a total of 2,228 shares of common stock at an average price of $2,274.20 per share for a total cost of $506,822. The 2,228 repurchased common shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 11,292 to 9,064.

On May 16, 2023, the Company completed a private placement pursuant to a securities purchase agreement with an institutional investor for gross proceeds of approximately $5 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $4,089,218. In connection with the private placement, the Company issued (i) 1,225 shares of common stock, (ii) 1,751 pre-funded warrants (the “May Pre-Funded Warrants”), and (iii) investor warrants (the “May Warrants”) to purchase up to 5,952 shares of common stock. Each share of common stock and accompanying two May Warrants were sold together at a combined offering price of $1,680.00 and each May Pre-Funded Warrant and accompanying two May Warrants were sold together at a combined offering price of $1,678.00. The May Pre-Funded Warrants are immediately exercisable, at an exercise price of $2.00, and may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full. The May Warrants have an exercise price of $1,180.00 per share (subject to adjustment as set forth therein), are exercisable upon issuance and will expire five and a half years from the date of issuance.

In 2022 and 2023, the Company issued a total of 5,396 shares of common stock in connection with warrant exercises for aggregate net proceeds of $13,196,681.

In July 2023, the Company repurchased a total of 34 shares of common stock under the Stock Repurchase Program announced on January 19, 2023, at an average price of $1,009.20 per share for a total cost of $34,321. In October 2023, the 34 repurchased common shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 12,873 to 12,839.

On November 16, 2023, the Company issued 1,173 shares of common stock and received net proceeds of $2,346 in connection with the exercise of all 1,173 remaining May Pre-Funded Warrants at an exercise price of $2.00 per share.

On February 8, 2024, the Company issued 20,000 shares of Series B Preferred Stock to the Company’s CEO for a purchase price of $0.10 per share.

On February 15, 2024, the Company completed an underwritten public offering and in connection therewith it issued an aggregate of 35,714 shares of common stock, of which 22,500 shares were issued in connection with pre-funded warrant exercises.

On March 4, 2024, the Company issued 100,000 shares of Series B Preferred Stock to the Company’s CEO for a purchase price of $0.10 per share.

As of June 30, 2024 and December 31, 2023, the Company had a total of 1,170,510 and 14,012 shares of common stock issued and outstanding, respectively.

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

In 2022, 2023, and during the six months ended June 30, 2024, the Company completed five (5) financing events, and in connection therewith, it issued warrants as follows:

Type	Number	Exercise Price	Expiry Date
2022 Pre-Funded Warrants	1,846	$2.00	Unlimited
Tradeable Warrants	2,051	$4,440.00	February 2027
Investor Warrants	1,801	$4,440.00	March 2027
April Warrants	4,862	$7,520.00	April 2027
May Pre-Funded Warrants	1,751	$2.00	Unlimited
May Investor Warrants	5,952	$1,180.00	November 2028
2024 Pre-Funded Warrants	22,500	$2.00	Unlimited
Series A Warrants	3,986*	$4,200.00*	August 2026
Series B Warrants	7,973*	$4,760.00*	February 2029

_______________________

*	Subject to adjustments per the Series A and Series B Warrant Agreements.

As of June 30, 2024, all of the 2022 Pre-Funded Warrants, all of the May Pre-Funded Warrants, all of the 2024 Pre-Funded Warrants, a total of 1,569 Tradeable Warrants, 1,401 Investor Warrants, and all of the Series A Warrants were exercised resulting in aggregate proceeds of $13,241,681 received by the Company.

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

The Company’s outstanding warrants as of August 16, 2024 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Tradeable Warrants	481	$220.00	February 2027
Investor Warrants	400	$4,440.00	March 2027
Series B Warrants	13,612,927*	$2.7879*	February 2029

_____________________

*	As adjusted and subject to further adjustments per the Series B Warrant Agreements.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the quarters ended June 30:

	2024	2023
Net gain (loss) attributable to common stock	$(494,300)	$(902,108)
Basic weighted average outstanding shares of common stock	49,726	12,675
Dilutive common share equivalents	–	–
Dilutive weighted average outstanding shares of common stock	49,726	12,675
Net gain (loss) per share attributable to common stock	$(9.94)	$(71.17)

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

Amounts reported on the balance sheet as of June 30, 2024, were as follows:

Operating lease ROU asset	$563,920
Operating lease liability - Short-term	$114,452
Operating lease liability - Long-term	$462,906
Remaining lease term	5 years 6 months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at June 30, 2024 are as follows:

2024	$56,479
2025	$114,859
2026	$108,790
2027	$102,470
2028	$96,517
Thereafter	$98,243

Note 11 – Management and Director Compensation

The Company paid its officers cash compensation totaling $1,120,356 and $225,000, and $1,382,842 and $1,045,000 for the three and six months periods ended June 30, 2024 and 2023, respectively. Of the $1,382,842 amount, $400,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

The Company paid its directors aggregate cash compensation totaling $100,000 for each of the three months periods ended June 30, 2024 and 2023, and $200,000 for each of the six months periods ended June 30, 2024 and 2023.

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

Our income tax (expense) / benefit of $343,691 and $321,338 for the three and six months ended June 30, 2024, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Our income tax (expense) / benefit $(87,677) and $(133,947) for the three and six months ended June 30, 2023, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversal of existing temporary differences. The Company as recorded valuation allowances against the majority of its deferred tax assets of June 30, 2024, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

The Company's consolidated financial statements contain various tax related entries the same being due to the operations of the two Canadian subsidiaries and are in compliance with Canadian tax laws.

Note 13 – Subsequent Events

Effective August 8, 2024, the Company completed a 1-for-20 reverse split of its common stock (the “Reverse Split”). As a result of the Reverse Split, the exercise price of Series B Warrants adjusted to $2.7879 per share and the number of Series B Warrants adjusted to 13,612,927. All share amounts, warrants, and related parameters specified in this report have been adjusted to reflect the Reverse Split.

Subsequent to June 30, 2024, the Company issued 53,831 shares of common stock upon the exercise of 53,831 Series B Warrants and received $150,075 in net proceeds.

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

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We operate two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 61 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

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

History

We were incorporated in the State of Colorado on August 31, 2006, and on October 15, 2009, we acquired Sunshine Biopharma, Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma, Inc. held an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition, we changed our name to Sunshine Biopharma, Inc. and began operating as a pharmaceutical company.

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

On October 20, 2022, we acquired Nora Pharma Inc. (“Nora Pharma”), a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 46 employees and operates in a 23,500 square foot facility certified by Health Canada. Nora Pharma currently has 61 generic prescription drugs on the market in Canada and is planning to launch 32 additional generic prescription drugs in 2024 and 2025.

Products on the Market

Through Nora Pharma we currently have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication	Reference Brand
Abiraterone*	Oncology	Zytiga®
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Clobetasol*	Anti-inflammatory	Clobex®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Daptomycin*	Antibacterial	Cubicin®
Dasatinib*	Oncology	Sprycel®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Ertapenem*	Antibacterial	Invanz®
Escitalopram	Central nervous system	Cipralex®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hanzema®*	Dermatology	Toctino®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Mirtazapine	Central nervous system	Remeron®
Metformin	Diabetes	Glucophage®
Montelukast	Allergy	Singulair®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Progesterone*	Women's Health	Prometrium®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rivaroxaban*	Cardiovascular	Xarelto®
Rizatriptan ODT	Central nervous system	Maxalt® ODT

________________

*Sold through distribution agreements

In addition to the 61 drugs currently on the market, we have 32 additional drugs scheduled to be launched in 2024 and 2025. These new drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory. Among the new drugs to be launched in 2024 is NIOPEG®, a biosimilar of NEULASTA®. Like NEULASTA®, NIOPEG® is a long-acting form of recombinant human granulocyte colony-stimulating factor (filgrastim). It is indicated to decrease the incidence of infection in patients with non-myeloid malignancies receiving anti-neoplastic therapy. Nora Pharma received Health Canada marketing approval for NIOPEG® on April 17, 2024. NIOPEG® is anticipated to be on the market in Canada in October 2024.

We believe the addition of these new products to our existing portfolio will strengthen our presence in the Canadian $9.7 billion a year generic drugs market and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

Drugs in Development

The following table summarizes our proprietary drugs in development:

Drug Candidate	Therapeutic Area	Development Stage
Adva-27a (Small Molecule)	Oncology (Pancreatic Cancer)	Paused*
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing
SBFM-PL4 (Small Molecule)	Antiviral (SARS Coronavirus)	Animal Testing

_____________

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

In December 2022, we entered into a research agreement with the Jewish General Hospital (“JGH”), to conduct the IND-enabling studies of Adva-27a (the “Research Agreement”). In August 2023, we were informed by the JGH that the laboratory test results of the Adva-27a molecule were not favorable. After conclusion of an internal review of the laboratory results on November 2, 2023, we provided notice to JGH of termination of the Research Agreement. We have paused the IND-enabling studies of Adva-27a pending a review of the results and the possibility of chemical modification of the compound to address the suboptimal performance of the molecule in certain studies.

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

In addition, we are the owner of four (4) NPN’s issued by Health Canada including (i) NPN 80089663 which authorizes us to manufacture and sell our in-house developed OTC product, Essential•9, (ii) NPN 80093432 which authorizes us to manufacture and sell the OTC product, Calcium-Vitamin D under the brand name Essential Calcium-Vitamin D, (iii) NPN 80125047 which authorizes us to manufacture and sell the OTC product, L-Citrulline, and (iv) NPN 80127436 which authorizes us to manufacture and sell the OTC product, Taurine.

Results of Operations

Comparison of results of operations for the three months ended June 30, 2024 and 2023

During the three months ended June 30, 2024, we generated $9,303,067 in sales, compared to $5,560,865 for the three months ended June 30, 2023, an increase of $3,742,202, or 67%. The increase is attributable to expanded marketing and sales efforts by our wholly owned subsidiary, Nora Pharma. The direct cost for generating these sales was $6,946,810 (75%) for the three months ended June 30, 2024, compared to $3,608,118 (65%) for the three months ended June 30, 2023. The increase in the cost of goods sold in 2024 is due to increased cost of manufacturing of the generic prescription drugs. Our gross profit grew to $2,356,257 for the three months ended June 30, 2024, compared to $1,952,747 for the three months ended June 30, 2023.

General and administrative expenses during the three-month period ended June 30, 2024, were $3,624,533, compared to $2,966,635 during the three-month period ended June 30, 2023, an increase of $657,898. The increase was due to increases in legal fees ($77,621), marketing ($123,148), office expense ($293,595), R&D ($67,670), and salaries ($356,009). The increase in salaries was due to the hiring of two (2) new employees and a bonus paid to the CEO of the Company. The only expense category that saw a decrease was consulting, which was reduced by $338,406. Overall, we incurred a loss of $1,268,276 from our operations for the three months ended June 30, 2024, compared to a loss of $1,013,888 from our operations in the three-month period ended June 30, 2023.

In addition, we had interest income of $143,995 during the three months ended June 30, 2024, compared to net interest income of $203,049 during the three months ended June 30, 2023, as a result of less interest earned on cash on hand.

As a result, we incurred a net loss of $494,300 ($9.94 per share) for the three months ended June 30, 2024, compared to a net loss of $902,108 ($71.17 per share) for the three-month period ended June 30, 2023.

Comparison of results of operations for the six months ended June 30, 2024 and 2023

During the six months ended June 30 2024, we generated revenues of $16,844,113, compared to revenue of $10,454,918 for the six months ended June 30, 2023, an increase of $6,389,195, or 61%. The increase is attributable to increased sales generated by our wholly owned subsidiary, Nora Pharma. The direct cost for generating these revenues was $12,133,519 for the six months ended June 30, 2024 (72%), compared to $6,674,049 (64%) for the six months ended June 30, 2023. The increase in the cost of goods sold in 2024 is due to an increase in the cost of manufacturing of generic prescription drugs. Our gross profit increased to $4,710,594 for the six months ended June 30, 2024, compared to a gross profit of $3,780,869 for the same period in 2023.

General and administrative expenses during the six-month period ended June 30, 2024, were $7,378,640, compared to $6,660,398 during the six-month period ended June 30, 2023, an increase of $718,242. The increase was a result of increases in accounting ($195,369), legal ($185,862), marketing ($193,281), and office costs ($734,868). The three expense categories that saw a decrease were salaries ($110,536), consulting ($422,620) and R&D ($143,222). Overall, we incurred a loss of $2,668,046 from our operations in the six-month period ended June 30, 2024, compared to a loss from operations of $2,879,529 in the similar period of 2023.

In addition, we had interest income of $288,084 during the six months ended June 30, 2024, compared to interest income of $416,930 during the six months ended June 30, 2023. The decrease was due to the Company having less cash on hand.

As a result, we incurred a net loss of $1,778,101 ($43.48 per share) for the six-month period ended June 30, 2024, compared to a net loss of $2,604,538 ($218.62 per share) for the six-month period ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $11,507,745.

Net cash used in operating activities was $7,762,942 during the six months ended June 30, 2024, compared to $5,628,146 during the six-month period ended June 30, 2023. The increase was a result of increased business activities by Nora Pharma.

Cash flows used in investing activities were $1,210,944 for the six months ended June 30, 2024, compared to $405,779 for the six months ended June 30, 2023. The increase was the result of cash invested in Nora Pharma to finance increase in inventory and expansion of product line.

Cash flows provided by financing activities were $5,369,566 during the six months ended June 30, 2024, compared to $3,519,672 during the six months ended June 30, 2023. The increase was primarily a result of the approximately $10 million financing event completed in February 2024, compared to an approximately $5 million financing event completed in May 2023.

We are not generating adequate revenues from our operations to fully implement our business plan as set forth herein. We believe our existing cash on hand will be sufficient to fund our pharmaceuticals sales operations and research and development activities for the next 24 months. There is no assurance our estimates will be accurate. We currently have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceuticals operations. Additional capital may not be available on terms acceptable to us, or at all.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

__________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 16, 2024.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly
Chief Financial Officer (principal financial and accounting officer)

