Form 10-Q/A
period 2024-06-30
Sunshine Biopharma, Inc
filed 2024-08-20
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of August 16, 2024, was 1,224,341 shares.

EXPLANATION

This Amendment is being filed because the initial Form 10-Q that was filed with the SEC on August 16, 2024 included an accidentally truncated list of our ”Products on the Market” in PART I, Item 2. This amendment includes all of these products. The Company is also including with this Amendment certain currently dated certifications. Except as otherwise set forth in this Explanatory Note, no other information included in the original Form 10-Q is amended or changed by this Amendment.

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

Products on the Market

Through Nora Pharma we currently have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication	Reference Brand
Abiraterone*	Oncology	Zytiga®
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Clobetasol*	Anti-inflammatory	Clobex®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Daptomycin*	Antibacterial	Cubicin®
Dasatinib*	Oncology	Sprycel®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Ertapenem*	Antibacterial	Invanz®
Escitalopram	Central nervous system	Cipralex®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hanzema®*	Dermatology	Toctino®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Mirtazapine	Central nervous system	Remeron®
Metformin	Diabetes	Glucophage®
Montelukast	Allergy	Singulair®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Progesterone*	Women's Health	Prometrium®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rivaroxaban*	Cardiovascular	Xarelto®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Zoledronic Acid*	Osteoporosis	Aclasta®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 20, 2024.

SUNSHINE BIOPHARMA, INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly
Chief Financial Officer (principal financial and accounting officer)

