Form 10-Q
period 2024-09-30
Sunshine Biopharma Inc.
filed 2024-11-05
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-41282

SUNSHINE BIOPHARMA INC.

(Exact name of registrant as specified in its charter)

Colorado	20-5566275
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

333 Las Olas Way

CU4 Suite 433

Fort Lauderdale, FL 33301

(Address of principal executive offices)

954-330-0684

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of November 5, 2024, was 1,999,660 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,206,655	$16,292,347
Accounts receivable	3,218,682	2,552,362
Inventory	9,820,730	5,734,755
Prepaid expenses	735,796	310,591
Total Current Assets	25,981,863	24,890,055
Long-Term Assets:
Property & equipment	590,801	365,868
Intangible assets	2,942,684	1,444,259
Right-of-use-asset	541,468	646,779
Total Long-Term Assets	4,074,953	2,456,906
TOTAL ASSETS	$30,056,816	$27,346,961

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$4,157,253	$2,585,466
Earnout payable	–	2,547,831
Income tax payable	254,971	299,869
Current portion - right-of-use-liability	116,253	118,670
Total Current Liabilities	4,528,477	5,551,836
Long-Term Liabilities:
Deferred tax liability	48,729	48,729
Right-of-use-liability	440,298	539,035
Total Long-Term Liabilities	489,027	587,764
TOTAL LIABILITIES	5,017,504	6,139,600

SHAREHOLDERS' EQUITY
Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 130,000 and 10,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	13,000	1,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 1,999,660 and 14,012 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,000	14
Capital paid in excess of par value	91,737,284	84,415,900
Accumulated comprehensive income	168,590	696,105
Accumulated (Deficit)	(66,881,562)	(63,905,658)
TOTAL SHAREHOLDERS' EQUITY	25,039,312	21,207,361

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,056,816	$27,346,961

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months Ended September 30,		9 Months Ended September 30,
	2024	2023	2024	2023

Sales	$8,435,178	$5,957,668	$25,279,291	$16,412,586
Cost of sales	5,569,027	3,967,412	17,702,546	10,641,461
Gross profit	2,866,151	1,990,256	7,576,745	5,771,125

General & Administrative Expenses:
Accounting	124,772	56,350	565,172	301,381
Consulting	475,032	221,781	576,481	745,850
Director fees	100,000	100,000	300,000	300,000
Legal	118,311	133,302	563,745	392,874
Marketing	282,745	241,897	737,116	502,987
Office	530,334	544,215	2,203,970	1,422,058
R&D	126,362	238,012	784,630	1,039,502
Salaries	2,093,850	1,144,377	5,183,738	4,344,801
Taxes	56,471	52,586	278,177	212,953
Depreciation	64,627	37,210	158,115	106,797
Total General & Administrative Expenses:	3,972,504	2,769,730	11,351,144	9,369,203

(Loss) from operations	(1,106,353)	(779,474)	(3,774,399)	(3,598,078)

Other Income (Expense):
Foreign exchange (loss)	15,153	40	295,921	(206)
Interest income	108,614	207,431	396,698	624,361
Interest expense	–	(38,527)	(245)	(107,198)
Total Other Income (Expense)	123,767	168,944	692,374	516,957

Net (loss) before income taxes	(982,586)	(610,530)	(3,082,025)	(3,081,121)
Provision for income taxes	(215,217)	(40,952)	106,121	(174,899)
Net (Loss)	$(1,197,803)	$(651,482)	$(2,975,904)	$(3,256,020)

Comprehensive Income (Loss):
Gain (Loss) from foreign exchange translation	851,640	(460,507)	(527,515)	42,702
Comprehensive Income (Loss)	$(346,163)	$(1,111,989)	$(3,503,419)	$(3,213,318)

Basic and fully diluted (Loss) per common share	$(0.94)	$(50.72)	$(13.61)	$(265.71)
Weighted Average Common Shares Outstanding (Basic)	1,267,565	12,845	218,634	12,254

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows (Unaudited)

	September 30,	September 30,
	2024	2023

Cash Flows From Operating Activities:
Net (Loss)	$(2,975,904)	$(3,256,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,128	106,794
Foreign Exchange	–	(374)
Stock issued for services	12,000	–
Accounts receivable	(1,321,173)	(118,482)
Inventory	(4,201,955)	(1,221,112)
Prepaid expenses	251,391	247,977
Accounts Payable & accrued expenses	2,229,074	(587,973)
Earn-out payable	(2,547,831)	(172,076)
Income tax payable	(727,628)	(1,084,169)
Net Cash Flows (Used In) Operating Activities	(9,123,898)	(6,085,435)

Cash Flows From Investing Activities:
Reduction in right-of-use asset	92,231	97,498
Purchase of intangible assets	(327,088)	(19,804)
Purchase of equipment	(1,554,455)	(464,614)
Net Cash Flows (Used In) Investing Activities	(1,789,312)	(386,920)

Cash Flows From Financing Activities:
Proceeds from public offering net (common stock)	8,522,411	4,089,218
Exercise of warrants	1,940,610	1,156
Purchase of treasury stock	(3,139,651)	(541,143)
Lease liability	(87,852)	(93,125)
Net Cash Flows Provided by Financing Activities	7,235,518	3,456,106

Cash and Cash Equivalents at Beginning of Period	16,292,347	21,826,437
Net increase (decrease) in cash and cash equivalents	(3,677,692)	(3,016,249)
Foreign currency translation adjustment	(408,000)	35,952
Cash and Cash Equivalents at End of Period	$12,206,655	$18,846,140

Supplementary Disclosure of Cash Flow Information:
Cash paid for income taxes	$956,012	$–
Stock issued for services	$12,000	$–

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months	Number Of Common Shares	Common	Capital Paid in Excess of Par	Treasury	Number Of Preferred Shares	Preferred	Comprehensive	Accumulated
Periods	Issued	Stock	Value	Stock	Issued	Stock	Income	Deficit	Total
Balance June 30, 2024	1,170,510	1,171	$89,842,503	$–	130,000	$13,000	$(683,050)	$(65,683,759)	$23,489,865
Exercise of warrants	829,150	829	1,894,781	–	–	–	–	–	1,895,610
Net (loss)	–	–	–	–	–	–	851,640	(1,197,803)	(346,163)
Balance at September 30, 2024	1,999,660	$2,000	$91,737,284	$–	130,000	13,000	$168,590	$(66,881,562)	25,039,312

Balance June 30, 2023	12,873	$13	$84,447,876	$–	10,000	$1,000	$665,056	$(62,004,152)	$23,109,793
Repurchase stock	(34)	–	(34,321)	–	–	–	–	–	(34,321)
Net (loss)	–	–	–	–	–	–	(460,507)	(651,482)	(1,111,989)
Balance at September 30, 2023	12,839	$13	$84,413,555	$–	10,000	$1,000	$204,549	$(62,655,634)	$21,963,483

Nine Months
Periods
Balance December 31, 2023	14,012	14	$84,415,900	$–	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361
Preferred Stock issued to related party	–	–	–	–	120,000	12,000	–	–	12,000
Common stock and pre-funded warrants issued in an underwritten offering	13,214	13	8,522,398	–	–	–	–	–	8,522,411
Exercise of warrants	1,972,434	1,973	1,938,637	–	–	–	–	–	1,940,610
Repurchase of warrants	–	–	(3,139,651)	–	–	–	–	–	(3,139,651)
Net (loss)	–	–	–	–	–	–	(527,515)	(2,975,904)	(3,503,419)
Balance at September 30, 2024	1,999,660	$2,000	$91,737,284	$–	130,000	13,000	$168,590	$(66,881,562)	25,039,312

Balance December 31, 2022	11,293	$11	$80,864,326	$–	10,000	$1,000	$161,847	$(59,399,614)	$21,627,570
Repurchase stock	(257)	–	(541,143)	–	–	–	–	–	(541,143)
Common stock and prefunded warrants issued in a private offering	1,225	1	4,089,217	–	–	–	–	–	4,089,218
Exercise of warrants	578	1	1,155	–	–	–	–	–	1,156
Net (loss)	–	–	–	–	–	–	42,702	(3,256,020)	(3,213,318)
Balance at September 30, 2023	12,839	$13	$84,413,555	$–	10,000	$1,000	$204,549	$(62,655,634)	$21,963,483

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

Note 1 – Description of Business

The Company was incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Effective October 15, 2009, the Company acquired Sunshine Biopharma Inc. in a transaction classified as a reverse acquisition. Upon completion of the reverse acquisition, the Company changed its name to Sunshine Biopharma Inc. and began operating as a pharmaceutical company.

Sunshine Biopharma operates two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio of pharmaceutical products consisting of 63 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

The Company has determined that it has two reportable segments:

•	Prescription Generic Pharmaceuticals (“Generic Pharmaceuticals”)
•	Nonprescription Over-The-Counter Products (“OTC Products)

Through September 30, 2024, sales from the Generic Pharmaceuticals segment represented approximately 97% of total revenues of the Company while the remaining approximately 3% was generated from the sale of OTC Products. Based on these results, the Company deems segmentation reporting to be immaterial at September 30, 2024.

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian provinces. However, in Canada provincial governments reimburse patients for their prescription drugs expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on governmental policies which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance and the Canadian Generic Pharmaceutical Association resulted in updated generic pricing for certain products which took effect on October 1, 2023. The updated prices are valid for three years and the agreement may be extended for an additional two years.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	Adva-27a, a small chemotherapy molecule for treatment of pancreatic cancer (IND-enabling studies were paused on November 2, 2023)
•	K1.1 mRNA, a lipid nano-particle (LNP) targeted for liver cancer
•	SBFM-PL4, a protease inhibitor for treatment of SARS Coronavirus infections

Note 2 – Basis of Presentation

The unaudited consolidated financial statements of the Company for the three and nine month periods ended September 30, 2024 and 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2023, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024. These financial statements should be read in conjunction with that report.

On April 17, 2024 and August 8, 2024, the Company completed 1-for-100 and 1-for-20 reverse splits of its common stock, respectively (the “Reverse Splits”). The share amounts, warrants, and related parameters specified in this report have been adjusted to reflect both Reverse Splits on a retroactive basis.

Note 3 – Underwritten Public Offering

On February 15, 2024, the Company completed an underwritten public offering for gross proceeds of approximately $10 million, before deducting fees to the underwriter and other offering expenses payable by the Company. The net proceeds received by the Company were $8,522,411.

The offering consisted of 35,714 Units, consisting of (i) 13,214 Common Units, with each Common Unit consisting of one share of common stock, one-tenth of a Series A warrant to purchase one share of common stock (“Series A Warrant”) and two-tenths of a Series B warrant to purchase one share of common stock (“Series B Warrant”), and (ii) 22,500 Pre-Funded Units, with each Pre-Funded Unit consisting of one pre-funded warrant to purchase one share of common stock (“Pre-Funded Warrants”), one-tenth of a Series A Warrant and two-tenths of a Series B Warrant. The public offering price was $280 per Common Unit and $278 per Pre-Funded Unit. The Pre-Funded Warrants have an exercise price of $2.00 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until exercised in full. The initial exercise price of each Series A Warrant was $4,200 per share of common stock or pursuant to an alternative cashless exercise option. Under the alternative cashless exercise provision, which became effective following stockholder approval in March 2024, each Series A Warrant was exercisable on a cashless basis for two shares of common stock. The Series A Warrants were exercisable immediately and expire 30 months after the initial issuance date. The initial exercise price of each Series B Warrant was $4,760 per share of common stock. The Series B Warrants are exercisable immediately and expire 60 months after the initial issuance date.

In addition (effective following stockholder approval), the Series A Warrants and Series B Warrants included a provision under which, following a reverse split of the common stock, the exercise price will be adjusted to the lowest volume weighted average price (“VWAP”) for the five trading days immediately preceding and immediately following the date of reverse stock split, and the number of shares issuable upon exercise of the Series A Warrants or Series B Warrants will be adjusted such that the aggregate exercise price of the Series A Warrants or Series B Warrants will remain unchanged. The Series B Warrants do not include an alternate cashless exercise provision and can only be exercised for cash so long as the Company’s registration statement for the underlying shares remains effective.

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

As of September 30, 2024, all of the Pre-Funded Warrants, all of the Series A warrants, and 678,865 Series B Warrants have been exercised resulting in the Company issuing 22,500, 1,120,784, and 678,865 shares of common stock, respectively. In connection with such exercises, the Company received net proceeds of $45,000, $0, and $1,892,608, respectively.

As of September 30, 2024, the only warrants remaining outstanding in connection with this offering are 12,934,062 Series B Warrants exercisable at $2.7879 per share. The exercise price and number of underlying shares under the Series B Warrants are subject to further adjustments.

Note 4 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. (“Nora Pharma”), a Canadian privately held pharmaceutical company. The purchase price for the shares was $18,860,637, $14,346,637 of which was paid in cash and the remainder was paid through the issuance of 1,850 shares of the Company’s common stock valued at $4,514,000 or $2,440 per share. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

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

The value of the 1,850 shares issued as part of the consideration paid for Nora Pharma was determined based on the reverse splits adjusted closing market price of the Company’s common stock on the acquisition date, October 20, 2022 ($2,440 per share). See Note 6 – Reverse Stock Splits

The Company impaired 100% of the goodwill amount in 2022 and plans to depreciate the intangible assets as detailed in Note 5 below.

As part of the consideration paid for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earn-out payable to Mr. Malek Chamoun, the Seller of Nora Pharma and its current President. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earn-out amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earn-out of $1,084,169 for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid an earn-out of $3,093,878 CAD (approximately $2,291,761 USD) for the earn-out realized in fiscal year 2023. The current remaining earn-out balance is $479,207 CAD (approximately $354,968 USD).

Note 5 – Intangible Assets

Intangible assets, net consisted of the following:

Schedule of intangible assets
	September 30, 2024	December 31, 2023
Balance at beginning of the year	$1,444,259	776,856
Purchase of additional intangible assets (licenses)	1,594,373	710,372
Total	3,038,632	1,487,228
Less accumulated amortization	(95,948)	(42,969)
Finite-lived intangible assets, net	$2,942,684	$1,444,259

As of September 30, 2024, the estimated amortization amounts of the Company’s intangible assets for each of the next five years are as follows:

2025	$105,462
2026	105,462
2027	105,462
2028	71,032
2029	19,621

Note 6 – Reverse Stock Splits

Effective April 17, 2024 and August 8, 2024, the Company completed 1-for-100 and 1-for-20 reverse splits of its common stock, respectively. The Company had previously completed three (3) reverse stock splits including a 1-for-200 reverse split on February 9, 2022, and two 1-for-20 reverse splits, one in 2019 and the other in 2020. The Company’s financial statements included in this report reflect all five (5) reverse stock splits on a retroactive basis for all periods presented and for all references to common stock, unless specifically stated otherwise.

Note 7 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of September 30, 2024, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of September 30, 2024, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

On February 17, 2022, the Company completed a public offering and received net proceeds of $6,833,071 from the offering. Pursuant to the public offering, the Company issued and sold an aggregate of 941 shares of common stock and 20,051 warrants to purchase shares of common stock (the “Tradeable Warrants”).

On October 12, 2023, the Company held a special meeting of the holders of the outstanding Tradeable Warrants in which the holders of the majority of the outstanding Tradeable Warrants approved an amendment to the Warrant Agent Agreement to eliminate the provision that prohibited the Company’s CEO from exercising his voting rights under the Series B Preferred Stock, as well as to lower the exercise price of the Tradeable Warrants from $4,440 to $220. The Company entered into the amendment to the Warrant Agent Agreement on October 18, 2023.

On March 14, 2022, the Company completed a private placement and received net proceeds of $6,781,199. In connection with this private placement, the Company issued (i) 1,150 shares of its common stock together with investor warrants (“Investor Warrants”) to purchase up to 1,150 shares of common stock, and (ii) 651 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 6,511 shares of common stock. Each share of common stock and accompanying Investor Warrant was sold together at a combined offering price of $4,440 and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $4,438. The Pre-Funded Warrants were immediately exercisable, at an exercise price of $2.00, and could be exercised at any time until all of the Pre-Funded Warrants were exercised in full. The Investor Warrants have an exercise price of $4,440 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

On April 28, 2022, the Company completed another private placement and received net proceeds of $16,752,915. In connection with this private placement, the Company issued (i) 1,236 shares of its common stock together with warrants (“April Warrants”) to purchase up to 2,472 shares of common stock, and (ii) 1,195 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with April Warrants to purchase up to 2,390 shares of common stock. Each share of common stock and accompanying two April Warrants were sold together at a combined offering price of $8,020 and each Pre-Funded Warrant and accompanying two April Warrants were sold together at a combined offering price of $8,018. The Pre-Funded Warrants were immediately exercisable, at an exercise price of $2.00, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The April Warrants have an exercise price of $7,520 per share (subject to adjustment as set forth in the warrant), are exercisable upon issuance and will expire five years from the date of issuance.

On October 20, 2022, the Company issued 1,850 shares of common stock as part of the acquisition of Nora Pharma. These shares were valued at $4,514,000, or $2,440 per share.

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million (“Stock Repurchase Program”). During the six months ended June 30, 2023, the Company repurchased a total of 2,228 shares of common stock at an average price of $2,274.20 per share for a total cost of $506,822. The 2,228 repurchased shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 11,292 to 9,064.

On May 16, 2023, the Company completed a private placement pursuant to a securities purchase agreement with an institutional investor for gross proceeds of approximately $5 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $4,089,218. In connection with the private placement, the Company issued (i) 1,225 shares of common stock, (ii) 1,751 pre-funded warrants (the “May Pre-Funded Warrants”), and (iii) investor warrants (the “May Warrants”) to purchase up to 5,952 shares of common stock. Each share of common stock and accompanying two May Warrants were sold together at a combined offering price of $1,680 and each May Pre-Funded Warrant and accompanying two May Warrants were sold together at a combined offering price of $1,678. The May Pre-Funded Warrants are immediately exercisable, at an exercise price of $2.00, and may be exercised at any time until all of the May Pre-Funded Warrants are exercised in full. The May Warrants have an exercise price of $1,180 per share (subject to adjustment as set forth therein), are exercisable upon issuance and will expire five and a half years from the date of issuance.

In 2022 and 2023, the Company issued a total of 5,396 shares of common stock in connection with warrant exercises for aggregate net proceeds of $13,196,681.

In July 2023, the Company repurchased a total of 34 shares of common stock under the Stock Repurchase Program announced on January 19, 2023, at an average price of $1,009.20 per share for a total cost of $34,321. In October 2023, the 34 repurchased shares were cancelled and returned to treasury reducing the number of issued and outstanding shares from 12,873 to 12,839.

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

On April 17, 2024, the Company completed a 1-for-100 reverse split of its common stock.

In April and May 2024, the Company issued 1,120,784 shares of common stock in connection with the cashless exercise of all of the Series A Warrants and received $0 in net proceeds.

On August 16, 2024, the Company issued 150,285 shares of common stock in connection with the rounding up of fractional shares following the reverse stock splits of April 17, 2024 and August 8, 2024.

In August and September 2024, the Company issued 678,865 shares of common stock in connection with the exercise of 678,865 Series B Warrants and received aggregate net proceed of $1,892,608.

As of September 30, 2024 and December 31, 2023, the Company had a total of 1,999,660 and 14,012 shares of common stock issued and outstanding, respectively.

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

In 2022, 2023, and during the nine months ended September 30, 2024, the Company completed five (5) financing events, and in connection therewith, it issued warrants as follows:

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

As of September 30, 2024, all of the 2022 Pre-Funded Warrants, all of the May Pre-Funded Warrants, all of the 2024 Pre-Funded Warrants, a total of 1,569 Tradeable Warrants, 1,401 Investor Warrants, all of the Series A Warrants, and 678,865 Series B Warrants were exercised resulting in aggregate net proceeds of $15,134,289 received by the Company.

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

The Company’s outstanding warrants as of September 30, 2024 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Tradeable Warrants	481	$220.00	February 2027
Investor Warrants	400	$4,440.00	March 2027
Series B Warrants	12,934,062*	$2.7879*	February 2029

*	As adjusted and subject to further adjustments per the Series B Warrant Agreements.

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the quarters ended September 30:

	2024	2023
Net gain (loss) attributable to common stock	$(1,197,803)	$(651,482)
Basic weighted average outstanding shares of common stock	1,267,565	12,845
Dilutive common share equivalents	–	–
Dilutive weighted average outstanding shares of common stock	1,267,565	12,845
Net gain (loss) per share attributable to common stock	$(0.94)	$(50.72)

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

Amounts reported on the balance sheet as of September 30, 2024, were as follows:

Schedule of lease information
Operating lease ROU asset	$541,468
Operating lease liability - Short-term	$116,253
Operating lease liability - Long-term	$440,298
Remaining lease term	5 years 3 months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at September 30, 2024 are as follows:

Schedule of maturities of lease liabilities
2024	$28,418
2025	$116,458
2026	$110,305
2027	$103,897
2028	$97,861
Thereafter	$99,611

Note 11 – Management and Director Compensation

The Company paid its officers cash compensation totaling $240,176 and $245,000, and $1,595,711 and $1,290,000 for the three- and nine-month periods ended September 30, 2024 and 2023, respectively. Of the $1,595,711 amount, $400,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

The Company paid its directors aggregate cash compensation totaling $100,000 for each of the three months periods ended September 30, 2024 and 2023, and $300,000 for each of the nine-month periods ended September 30, 2024 and 2023.

Note 12 – Income Taxes

Our Income tax (expense) / benefit of $(130,551) and $190,787 for the three and nine months ended September 30, 2024, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Our income tax (expense) of $(40,952) and $(174,899) for the three and nine months ended September 30, 2023, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversal of existing temporary differences. The Company has recorded valuation allowances against the majority of its deferred tax assets of September 30, 2024, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

The Company's consolidated financial statements contain various tax related entries the same being due to the operations of the two Canadian subsidiaries and are in compliance with Canadian tax laws.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The statements contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in our annual report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. You are advised, however, to consult any future disclosures we make on related subjects in future reports we file with the SEC.

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We operate two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio consisting of 63 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) products.

In addition, we are conducting a proprietary drug development program which is comprised of (i) K1.1 mRNA targeted for liver cancer, (ii) SBFM-PL4, a PLpro protease inhibitor for SARS Coronavirus infections, and (iii) Adva-27a for pancreatic cancer. Development of the latter has been paused pending further analysis of unfavorable in vitro results obtained in the second half of 2023. See “Drugs in Development” below.

History

We were incorporated in the State of Colorado on August 31, 2006, and on October 15, 2009, we acquired Sunshine Biopharma Inc. in a transaction classified as a reverse acquisition. Sunshine Biopharma Inc. held an exclusive license to a new anticancer drug bearing the laboratory name, Adva-27a (the “License Agreement”). Upon completion of the reverse acquisition, we changed our name to Sunshine Biopharma Inc. and began operating as a pharmaceutical company.

In December 2015, we acquired all issued (US Patent Number 8,236,935, and 10,272,065) and pending patents under PCT/FR2007/000697 and PCT/CA2014/000029 for the Adva-27a anticancer compound and terminated the License Agreement. Development of Adva-27a has recently been paused pending further analysis of unexpected in vitro results obtained in the latter part of 2023. See “Drugs in Development” below.

In early 2020, we initiated a new R&D project focused on the development of a treatment for COVID-19 and on May 22, 2020, we filed a provisional patent application in the United States for the new coronavirus treatment. The patent application covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro. On April 30, 2021, we filed a PCT application containing new research results and extending coverage to include inhibitors for the Coronavirus Papain-Like protease, PLpro.

In June 2021, we initiated another R&D project in which we set out to determine if certain mRNA molecules can be used as anticancer agents. The data obtained for mRNA molecules bearing the laboratory name K1.1 became the subject of a new patent application filed in April 2022.

On October 20, 2022, we acquired Nora Pharma, a Canadian generic pharmaceuticals company based in the greater Montreal area. Nora Pharma has 46 employees and operates in a 23,500 square foot facility certified by Health Canada. Nora Pharma currently has 63 generic prescription drugs on the market in Canada and is planning to launch 32 additional generic prescription drugs in the remainder of 2024 and 2025.

Products on the Market

Through Nora Pharma we currently have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication	Reference Brand
Abiraterone*	Oncology	Zytiga®
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Betahistine	Vertigo	Serc®
Azithromycin	Antibacterial	Zithromax®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Clobetasol*	Anti-inflammatory	Clobex®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Daptomycin*	Antibacterial	Cubicin®
Dasatinib*	Oncology	Sprycel®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Ertapenem*	Antibacterial	Invanz®
Escitalopram	Central nervous system	Cipralex®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hanzema®*	Dermatology	Toctino®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Mirtazapine	Central nervous system	Remeron®
Metformin	Diabetes	Glucophage®
Montelukast	Allergy	Singulair®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Progesterone*	Women's Health	Prometrium®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rivaroxaban*	Cardiovascular	Xarelto®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Varenicline	Smoking cessation	Champix®
Zoledronic Acid*	Osteoporosis	Aclasta®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

*Sold through distribution agreements

In addition to the 63 drugs currently on the market, we have 32 additional drugs scheduled to be launched in Q4 2024 and in 2025. These new drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory. Among the new drugs to be launched in 2024 is NIOPEG®, a biosimilar of NEULASTA®. Like NEULASTA®, NIOPEG® is a long-acting form of recombinant human granulocyte colony-stimulating factor (filgrastim). It is indicated to decrease the incidence of infection in patients with non-myeloid malignancies receiving anti-neoplastic therapy. Nora Pharma received Health Canada marketing approval for NIOPEG® on April 17, 2024. NIOPEG® is anticipated to be on the market in Canada in Q4 2024.

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

* See “Adva-27a Anticancer Compound” below

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

Results of Operations

Comparison of results of operations for the three months ended September 30, 2024 and 2023

During the three months ended September 30, 2024, we generated $8,435,178 in sales, compared to $5,957,668 for the three months ended September 30, 2023, an increase of $2,477,510, or 42%. The increase is attributable to expanded marketing and sales efforts by our wholly owned subsidiary, Nora Pharma. The direct cost for generating these sales was $5,569,027 (66%) for the three months ended September 30, 2024, compared to $3,967,412 (67%) for the three months ended September 30, 2023. Our gross profit grew to $2,866,151 for the three months ended September 30, 2024, compared to $1,990,256 for the three months ended September 30, 2023.

General and administrative expenses during the three-month period ended September 30, 2024, were $3,972,504, compared to $2,769,730 during the three-month period ended September 30, 2023, an increase of $1,202,774. The increase was due to increases in accounting fees ($68,422), consulting ($253,251), marketing ($40,848), and salaries ($949,473). The increase in salaries was due to the hiring of two (2) new employees and a bonus paid to the CEO of the Company. The only expense category that saw a decrease was R&D, which was reduced by $111,650. Overall, we incurred a loss of $1,106,353 from our operations for the three months ended September 30, 2024, compared to a loss of $779,474 from our operations in the three-month period ended September 30, 2023.

In addition, we had interest income of $108,614 during the three months ended September 30, 2024, compared to net interest income of $168,904 during the three months ended September 30, 2023, as a result of less interest earned on cash on hand.

As a result, we incurred a net loss of $1,197,803 ($0.94 per share) for the three months ended September 30, 2024, compared to a net loss of $651,482 ($50.72 per share) for the three-month period ended September 30, 2023.

Comparison of results of operations for the nine months ended September 30, 2024 and 2023

During the nine months ended September 30, 2024, we generated revenues of $25,279,291, compared to revenue of $16,412,586 for the nine months ended September 30, 2023, an increase of $8,866,705, or 54%. The increase is attributable to expanded marketing and sales efforts by our wholly owned subsidiary, Nora Pharma. The direct cost for generating these revenues was $17,702,546 for the nine months ended September 30, 2024 (70%), compared to $10,641,461 (65%) for the nine months ended September 30, 2023. The increase in the cost of sales in the nine-month period of 2024 is related to greater retailer allowances offered to gain access to new regional markets. Our gross profit increased to $7,576,745 for the nine months ended September 30, 2024, compared to a gross profit of $5,771,125 for the same period in 2023.

General and administrative expenses during the nine-month period ended September 30, 2024, were $11,351,144, compared to $9,369,203 during the nine-month period ended September 30, 2023, an increase of $1,981,941. The increase was a result of increases in accounting ($263,791), legal ($170,871), marketing ($234,129), office costs ($781,912), and salaries ($838,937). The two expense categories that saw a decrease were consulting ($169,369), and R&D ($254,872). Overall, we incurred a loss of $3,774,399 from our operations in the nine-month period ended September 30, 2024, compared to a loss from operations of $3,598,078 in the similar period of 2023.

In addition, we had interest income of $396,453 during the nine months ended September 30, 2024, compared to interest income of $517,163 during the nine months ended September 30, 2023. The decrease was due to the Company having less cash on hand.

As a result, we incurred a net loss of $2,975,904 ($13.61 per share) for the nine-month period ended September 30, 2024, compared to a net loss of $3,256,020 ($265.71 per share) for the nine-month period ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $12,206,655.

Net cash used in operating activities was $9,123,898 during the nine months ended September 30, 2024, compared to $6,085,435 during the nine-month period ended September 30, 2023. The increase was a result of increased business activities by Nora Pharma.

Cash flows used in investing activities were $1,789,312 for the nine months ended September 30, 2024, compared to $386,920 for the nine months ended September 30, 2023. The increase was the result of cash invested in Nora Pharma to finance increase in inventory and expansion of operations and product line.

Cash flows provided by financing activities were $7,235,518 during the nine months ended September 30, 2024, compared to $3,456,106 during the nine months ended September 30, 2023. The increase was primarily a result of the approximately $10 million financing event completed in February 2024, compared to an approximately $5 million financing event completed in May 2023.

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

Recently Adopted Accounting Standards

We have adopted all new accounting standards impacting operations.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material legal proceedings, and we are unaware of any threatened actions.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 5, 2024.

SUNSHINE BIOPHARMA INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly
Chief Financial Officer (principal financial and accounting officer)

