Form 10-K
period 2024-12-31
Sunshine Biopharma Inc.
filed 2025-04-01
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

(954) 330-0684

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2024, was $22,618,055.

As of April 1, 2025, the Registrant had 2,707,541 shares of common stock, par value $0.001 issued and outstanding.

Documents Incorporated by reference: None

DEFINED TERMS

Unless the context requires otherwise, references to “Sunshine,” “the Company,” “we,” “us” or “our” in this Form 10-K refer to Sunshine Biopharma Inc. and its subsidiaries. The following are definitions for terms or abbreviations used in this Form 10-K:

ASC	Accounting Standards Codification
ANDS	Abbreviated New Drug Submission
ASU	Accounting Standards Update issued by FASB
CAD	Canadian Dollar
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Novel coronavirus disease of 2019
CSF	NIST Cybersecurity Framework
DIN	Drug Identification Number, an eight-digit number issued by Health Canada authorizing the sale of a drug in Canada
EPS	Earnings per share
EUA	Emergency Use Authorization
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
FTC	Federal Trade Commission
G&A	General and administrative
GAAP	Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GMP	Good Manufacturing Practice
GST	Goods and Services Tax (Canada)
HPFB	Health Products and Food Branch of Health Canada
Health Canada	The Canadian drug regulatory body
HIPPA	Health Insurance Portability and Accountability Act
IND	Investigational New Drug
IT	Information Technology
LNP	Lipid Nano Particle
K1.1 mRNA	The laboratory designation of the Company’s mRNA based anticancer therapy under development
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MERS-CoV	Middle East Respiratory Syndrome Coronavirus
Mpro	Coronavirus main protease
mRNA	Messenger ribonucleic acid
NDA	New Drug Application
NOC	Notice of Compliance issued by Health Canada
Nora Pharma	Nora Pharma Inc., a wholly-owned subsidiary of the Company acquired on October 20, 2022
NPN	Natural Product Number, an eight-digit number issued by Health Canada authorizing the sale of a natural product or a supplement in Canada
OTC	Over-The-Counter
pCPA	pan-Canadian Pharmaceutical Alliance, an alliance of the provincial, territorial and federal governments that determines generic drugs pricing
PCT	Patent Cooperation Treaty
PLpro	Coronavirus papain-like protease
QST	Quebec Sales Tax (Canada)
R&D	Research and Development
ROU	Right of Use
SARS Coronavirus	Severe Acute Respiratory Syndrome Coronavirus, the group of coronaviruses that includes SARS-CoV-2, MERS-CoV, and SARS-CoV
SARS-CoV	Severe Acute Respiratory Syndrome Coronavirus that first appeared in 2003
SARS-CoV-2	Severe Acute Respiratory Syndrome Coronavirus 2, the virus that causes COVID-19
SBFM-PL4	Laboratory designation of the Company’s COVID-19 treatment under development
SEC	U.S. Securities and Exchange Commission
SOC	Security Operations Center
street name	Securities held in the name of a brokerage firm on behalf of a client
Sunshine Canada	Sunshine Biopharma Canada Inc., a wholly owned subsidiary of the Company
U.S.	United States of America
USD	U.S. Dollars. All applicable references in this report refer to US Dollars and not Canadian Dollars (CAD) unless otherwise specifically stated.

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

ii

PART I

ITEM 1. BUSINESS

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We have two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation, through which we currently have 70 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells OTC supplements.

In addition, we are conducting a proprietary drug development program which is comprised of (i) K1.1 mRNA, an LNP encapsulated mRNA targeted for liver cancer, and (ii) SBFM-PL4, a protease inhibitor for treatment of SARS Coronavirus infections.

Commercial Operations

Our commercial operations are focused on the procurement of rights to pharmaceutical products for sale, currently in Canada and ultimately around the world. We seek to secure such rights through various types of strategic arrangements, including:

•	In-licensing and Supply Agreements: Nora Pharma acquires the rights to import, market, sell and distribute the products in Canada by purchasing the drug dossiers from strategic partners. Nora Pharma then files the dossiers with Health Canada to obtain regulatory approval prior to marketing. The approval process at Health Canada takes on average of 12 months. The products are sold under Nora Pharma label.

•	Cross-licensing: Nora Pharma acquires the rights to import, market, sell and distribute the products in Canada by receiving an authorization letter from pharmaceutical partners. The partners’ products are already approved in Canada but we are still required to obtain our own approval from Health Canada, which takes on average 45-60 days. The products are sold under Nora Pharma label.

•	Distribution Agreements: Nora Pharma acquires the rights to market, sell and distribute the products in Canada by signing a distribution agreement with pharmaceutical partners. The partners’ products are already approved by Health Canada. The products are sold under the partners’ label.

Generic drugs are pharmaceutically equivalent to the brand name drugs. They contain identical medicinal ingredients in the same amounts as the brands. Generic medications, however, may have different non-medicinal ingredients than the brand name drugs, but the generic developer must show that these do not affect the safety, efficacy, or quality of the drug compared to the brand. When a generic drugs company wants to sell a generic drug in Canada, it must file a generic drug submission with Health Canada. The submission is called an Abbreviated New Drug Submission (ANDS). The submission is reviewed by scientists and health care experts at Health Products and Food Branch (HPFB) of Health Canada. All generic drug submissions go through the same process as the brand name drug submissions. If the evaluation shows that the generic drug meets all regulatory requirements (including patent and data protection considerations), Health Canada will issue a Notice of Compliance (NOC) and a Drug Identification Number (DIN) to the applicant. The NOC and DIN signal the drug's official approval in Canada and permit the applicant to market the drug in Canada. Once a company obtains the NOC and DIN for a drug, then it begins the process with Pan-Canadian Pharmaceutical Alliance (pCPA) in order to have the drug listed on the provincial and territorial formularies and federal government drug benefit plans.

We currently have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication/Therapeutic Area	Reference/Brand
Abiraterone*	Oncology	Zytiga®
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Betahistine	Vertigo	Serc®
Bilastine	Allergy	Blexten®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clobetasol*	Anti-inflammatory	Clobex®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Daptomycin*	Antibacterial	Cubicin®
Dasatinib*	Oncology	Sprycel®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Ertapenem*	Antibacterial	Invanz®
Escitalopram	Central nervous system	Cipralex®
Everolimus*	Oncology	Afinitor®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hanzema®*	Dermatology	Toctino®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Lurasidone	Antipsychotic	Latuda®
Metformin	Diabetes	Glucophage®
Mirtazapine	Central nervous system	Remeron®
Montelukast	Allergy	Singulair®
Olanzapine	Central nervous system	Zyprexa®
Olanzapine ODT	Central nervous system	Zyprexa®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®

Pregabalin	Central nervous system	Lyrica®
Progesterone*	Women's Health	Prometrium®
Prucalopride	Women's Health	Resotran®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rivaroxaban*	Cardiovascular	Xarelto®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Ursodiol	Cholelithiasis	Urso®
Varenicline	Smoking cessation	Champix®
Zoledronic Acid*	Osteoporosis	Aclasta®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

*Sold through distribution agreements in which we act as distributor.

In addition to the 70 drugs currently on the market, we have 64 additional drugs in our pipeline including 13 we anticipate launching during the remainder of 2025. These additional drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory.

We believe the addition of these products to our existing portfolio will strengthen our presence in the Canadian $9.7 billion a year generic drugs market (Research and Markets) and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

Research and Development

The following table summarizes our proprietary drugs in development:

Drug Candidate	Therapeutic Area/Indication	Development Stage
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing
SBFM-PL4 (Small Molecule)	Antiviral (SARS Coronavirus)	Animal Testing

K1.1 Anticancer mRNA

In June 2021, we initiated a new research project in which we set out to determine if certain mRNA molecules can be used as anti-cancer agents. The data collected to date have shown that a selected group of mRNA molecules are capable of destroying cancer cells in vitro including multidrug resistant breast cancer cells (MCF-7/MDR), ovarian adenocarcinoma cells (OVCAR-3), and pancreatic cancer cells (SUIT-2). Studies using non-transformed (normal) human cells (HMEC cells) showed that these mRNA molecules had little cytotoxic side effects. These new mRNA molecules, bearing the laboratory name K1.1, were adapted for delivery into patients using a lipid nanoparticle (LNP) technology similar to the one employed in the COVID-19 mRNA vaccines. On April 20, 2022, we filed a provisional patent application in the United States covering our K1.1 mRNA molecules.

In November 2022, we concluded an agreement with a specialized commercial partner for the purposes of formulating our K1.1 mRNA molecules into specific lipid nanoparticles for use in test animals including xenograft mice. The initial results of our animal testing indicated that our K1.1 mRNA-LNP constructs were effective at reducing the size of liver cancer tumors in xenograft mice. We are currently seeking to confirm these results by conducting additional xenograft experiments on a broader scale and in more detailed dose-response studies.

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

We have since broadened our objective to include the development of a first-in-class PLpro inhibitor to treat SARS-CoV2 and potentially SARS-CoV and MERS-CoV infection in patients who could not use Paxlovid, Molnupiravir, or Remdesivir, due to concerns about drug interactions and possible rebound infections and other side effects.

Our current lead compound was recently found to be active at sub micromolar concentrations against PLpro and exhibited antiviral activity in SRAS-CoV-2 infected cells as well as in cells infected with several different variants of concern. In addition, our compound had favorable pharmacokinetics properties in rodent species and exhibited preferred drug accumulation in the lungs over plasma. The compound was found to be orally active in a K18-human-ACE2 transgenic mouse model and to significantly reduce virus load in the lungs of infected animals in a dose-dependent manner without gross toxicities. In August 2024, we published these and other research results related to this project in the Journal of Medicinal Chemistry (J. Med. Chem. 2024, 67, 13681−13702). A copy of this article is available on our website at: www.sunshinebiopharma.com/scientific-publications.

Intellectual Property

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

Our wholly owned subsidiary, Nora Pharma, owns 200 DIN’s issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products. Nora Pharma also owns the rights to sell 10 generic prescription drugs in Canada through distribution agreements with various international partners under which Nora Pharma acts as distributor and receives a percentage of sales.

In addition, we own four (4) NPN’s issued by Health Canada including (i) NPN 80089663 which authorizes us to manufacture and sell our in-house developed OTC product, Essential•9™, (ii) NPN 80093432 which authorizes us to manufacture and sell the OTC product, Calcium-Vitamin D, (iii) NPN 80125047 which authorizes us to manufacture and sell the OTC product, L-Citrulline, and (iv) NPN 80127436 which authorizes us to manufacture and sell the OTC product, Taurine.

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

Our generic prescription medicines are produced in compliance with GMP guidelines as for brand-name drugs. Prescription drugs dossiers are filed with Health Canada in order to obtain a manufacturing Notice of Compliance (NOC) and a Drug Identification Number (DIN). The same grant the applicant marketing authorization in Canada. In the case of Nora Pharma’s products, Nora Pharma secures cross-licenses from supply partners holding NOC’s and in turn applies to Health Canada to obtain DIN’s issued in Nora Pharma’s name in order to commercialize in Canada. In Canada, the pan-Canadian Pharmaceutical Alliance (pCPA), an alliance of the provincial, territorial and federal governments that collaborates on a range of public drug plan initiatives to increase and manage access to clinically effective and affordable drug treatments, determines generic drugs pricing based on a percentage of the brand-name reference products.

In the area of proprietary drug development where our Anti-Coronavirus and Anti-Cancer compounds fall, we will be subject to significant regulations in the U.S. in order to obtain approval of the FDA to offer our products for sale when ready. The procedure for obtaining FDA approval involves an initial filing of an IND application following which the FDA would review and allow for the drug developer to proceed with Phase I clinical trials. Following completion of Phase I, the results are filed with the FDA and a request is made to proceed to Phase II. Similarly, following completion of Phase II the data are filed with the FDA and a request is made to proceed to Phase III. Following completion of Phase III, a new drug application, or NDA is submitted and a request is made for marketing approval. Depending on various issues and considerations, the FDA could provide “emergency use authorization” or limited approval for “compassionate-use” if the drug treats terminally ill patients with limited or no other treatment options available. As of the date of the filing of this report, we have not made any filings with the FDA or other regulatory bodies in other jurisdictions in connection with our proprietary drugs in development.

In respect of OTC supplements, the FDA regulates the formulation, manufacturing, packaging, storage, labeling, promotion, distribution, and sale of such products, while the Federal Trade Commission (“FTC”) regulates marketing and advertising claims. In August 2007, a rule issued by the FDA went into effect requiring companies that manufacture, package, label, distribute or hold OTC supplements to meet certain GMP requirements to ensure such products are of the quality specified and are properly packaged and labeled. We are committed to meeting or exceeding the standards set by the FDA and the FTC and we believe we are currently operating within both the FDA and FTC mandates.

Manufacturing

Our generic drugs are manufactured by our various international partners (licensors or distribution partners) under long-term contracts. We purchase finished goods from these partners at varying costs.

We currently do not have any proprietary drugs on the market. Research quantities of our proprietary drug candidates are manufactured at the University of Arizona located in Tucson, Arizona (Anti-Coronavirus compounds) and WuXi App Tech located in Hong Kong, China (K1.1 mRNA).

Our OTC products are manufactured under contract by INOV Pharma Inc. located in Montreal, Canada.

Marketing and Sales

Our generic drugs are currently being sold in Canada in the province of Quebec, and to a much lesser extent in the provinces of Ontario, Alberta and British Columbia. All of our generic drug sales are conducted by Nora Pharma’s sales representatives. A segment of our marketing team provides human resources, commercial and technical assistance, as well as training and educational support to pharmacy owners.

Our OTC products are currently sold in the U.S. and Canada through Amazon.com and Amazon.ca, respectively. Our personnel, together with outside consultants develop and place ads on various media platforms and manage our accounts with Amazon.

Competition

According to Research and Markets, the Canadian generic pharmaceuticals market was valued at approximately $9.7 billion USD in 2023 and is expected to grow at a compound annual growth rate (CAGR) of 7.9%, reaching $19.2 billion USD by the end of 2032. Generic pharmaceutical companies produce and deliver more than 70% of the prescribed medicines with high quality at affordable prices. There are more than 35 active generic players in the Canadian market, of which, the top 3 hold approximately 50% share of the total market. Nora Pharma is relatively new in this space but has demonstrated one of the fastest year-over-year sales growth amongst its peers.

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

Similarly, our OTC products compete within a very crowded and highly competitive product sector. As of the date of this report, we believe Essential•9™ is the only Essential Amino Acid product that comprises all 9 essential amino acids in capsule form.

Workforce

As of the date of this report we have a total of 52 employees.

Presently, our proprietary drug development activities are subcontracted out to specialized service providers in the U.S., Canada and overseas. We also use consultants for various other activities including marketing, accounting, and IT.

Labor laws in Quebec provide for certain guaranteed minimum entitlements, including minimum wages, maternity leave, medical leave, employee termination conditions, and other similar benefits. Moreover, the Province of Quebec has various language laws governing language use. These laws require corporate operations carried out in the Province of Quebec to be conducted to a large extent, and in some cases entirely, in French. We and our Canadian subsidiaries operating in the Province of Quebec are fully compliant with these laws.

ITEM 1A. RISK FACTORS

Investing in our securities includes a high degree of risk. Prior to making a decision about investing in our securities you should consider carefully the specific factors discussed below, together with all of the other information contained in this report. Our business, financial condition, results of operations and prospects could be materially and adversely affected by these risks.

Risks Related to Our Business

We have incurred losses and may never achieve profitability

We have an accumulated deficit of $69,084,565 as of December 31, 2024. We incurred a net loss of $5,178,907 for the year ended December 31, 2024, and a net loss of $4,506,044 for the year ended December 31, 2023. We may never achieve profitability.

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

In recent years, the generic pharmaceutical business has experienced increased volatility in volumes due in large part to global supply chain issues following the COVID-19 pandemic. Since 2022, as the global economy has recovered from the impact of the COVID-19 pandemic, it has also been experiencing additional macroeconomic pressures such as rising inflation and disruptions to the global supply chain, in part resulting from the ongoing conflict between Russia and Ukraine. We may experience supply discontinuities due to macroeconomic issues, regulatory actions, including sanctions and trade restrictions, labor disturbances and approval delays, which may impact our ability to timely meet demand in certain instances. These adverse market forces have a direct impact on our overall performance. Any such disruptions could have a material adverse impact on our business and our results of operation and financial condition.

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

Our revenues from generic products may decline as a result of competition from other pharmaceutical companies and changes in regulatory policy

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

Furthermore, brand pharmaceutical companies continue to manage products in a challenging environment through marketing agreements with payers, pharmacy benefits managers and generic manufacturers. For example, brand companies often sell or license their own generic versions of their products, either directly or through other generic pharmaceutical companies (so-called “authorized generics”). No significant regulatory approvals are required for authorized generics, and brand companies do not face any other significant barriers to entry into such market. Brand companies may seek to delay introduction of generic equivalents through a variety of commercial and regulatory tactics. These actions may increase the costs and risks of our efforts to introduce generic products and may delay or prevent such introductions altogether.

We may experience delays in launching our new generic products

If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products resulting from pricing pressures and accelerated generics approvals for competing products. Such unsuccessful launches can be caused by many factors, including delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays in executing launches of new generic products could have a material adverse effect on our business, financial condition, and results of operations.

We may not receive required regulatory approval for any of our non-generic pharmaceutical product candidates

We have not received approval for any of our proprietary (non-generic) drug development operations product candidates from the FDA. Any compounds we discover or in-license will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, K1.1 mRNA and our potential Covid-19 treatment in development may never be approved for commercial sale. We have not made any filings to date with the FDA or other regulatory bodies in other jurisdictions. The time required to attain product sales and profitability is expensive, lengthy and highly uncertain. If we fail to obtain required regulatory approvals for our pharmaceutical product candidates our business will be materially harmed.

As we have no approved non-generic pharmaceutical products on the market, we do not expect to generate significant revenues from non-generic pharmaceutical product sales in the foreseeable future, if at all

To date, we have no approved non-generic pharmaceutical products on the market and have generated product revenues largely from our generic pharmaceutical product sales. We have funded our operations primarily from sales of our securities. We have not received, and do not expect to receive, for the foreseeable future, if at all, any revenues from the commercialization of our non-generic pharmaceutical product candidates. To obtain revenues from sales of such pharmaceutical product candidates we must succeed, either alone or with third parties, in developing, obtaining regulatory approval for manufacturing, marketing and distributing drugs with commercial potential. We may never succeed in these activities, and we may not generate sufficient revenues to continue our business operations or achieve profitability.

We will require additional funding to satisfy our future capital needs, which may not be available

We will require significant additional funding for our operations, including future preclinical and clinical testing costs, and insufficient sales revenues in the near future. We do not know whether additional financing will be available to us on favorable terms or at all. If we cannot raise additional funds, we may be required to reduce our capital expenditures, scale back product development programs, reduce our workforce and license to others products or technologies that we may otherwise be able to commercialize. We are currently unable to project when or whether our operations will generate positive cash flow.

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

We face regulation and risks related to hazardous materials and environmental laws, violations of which may subject us to claims for damages or fines that could materially affect our business, cash flow, financial condition and results of operations

Our research and development activities involve the use of controlled and/or hazardous materials and chemicals. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages or fines that result, and the liability could have a material adverse effect on our business, financial condition, and results of operations. We are also subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. If we fail to comply with these laws and regulations or with the conditions attached to our operating licenses, the licenses could be revoked, and we could be subjected to criminal sanctions and substantial liability or be required to suspend or modify our operations. In addition, we may have to incur significant costs to comply with future environmental laws and regulations. We do not currently have a pollution and remediation insurance policy.

Third party manufacturers may not be able to manufacture our pharmaceutical product candidates, which would prevent us from commercializing our product candidates

If any of our pharmaceutical product candidates is approved by the FDA or other regulatory agencies for commercial sale, we will need third parties to manufacture the product in larger quantities. If we are able to reach an agreement with any collaborator or third-party manufacturer in the future, of which there can be no assurance, these collaborators and/or third-party manufacturers may not be able to increase their manufacturing capacity for any of our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase the manufacturing capacity for a product candidate successfully, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of collaborators or third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

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

We face or will face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively

Most of our pharmaceutical company competitors, such as Merck, Bristol-Myers Squibb, Pfizer, Amgen, and others, are large pharmaceutical companies with substantially greater financial, technical, and human resources than we have. The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. The drugs that we are attempting to develop will compete with existing therapies if we receive marketing approval. Because of their significant resources, our competitors may be able to use discovery technologies and techniques, or partnerships with collaborators, to develop competing products that are more effective or less costly than the product candidate we are developing. This may render our technology or product candidate obsolete and noncompetitive. Academic institutions, government agencies, and other public and private research organizations may seek patent protection with respect to potentially competitive products or technologies and may establish exclusive collaborative or licensing relationships with our competitors.

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

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property

We rely on trade secrets to protect our technology, particularly when we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we rely in part on confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

On February 28, 2024, we received a notification letter from Nasdaq advising that Nasdaq’s staff had determined that as of February 27, 2024, our common stock had a closing bid price of $0.10 or less for ten consecutive trading days and accordingly, we were subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii). Accordingly, Nasdaq determined to remove our securities from listing and registration on Nasdaq, subject to the procedures set forth in the Nasdaq Listing Rule 5800 Series which provides us with the opportunity to appeal this determination.

On June 7, 2024, we received a notification letter from Nasdaq, that based on further review of our public filings with the Securities and Exchange Commission and supporting materials submitted to Nasdaq, its staff determined to delist our securities pursuant to its discretionary authority under Listing Rule 5101. Specifically, as set forth in the letter, Nasdaq’s staff determined that the “alternative cashless exercise” provision of the Series A Warrants the Company issued on February 15, 2024, raised public interest and investor protection concerns because the issuance of Series A Warrants resulted in substantial dilution for the stockholders of the Company to date and could cause potential future dilution. Accordingly, as set forth in the letter, this matter served as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

The letter served as a formal notification that the Nasdaq Hearings Panel (the “Panel”) would consider this matter in their decision regarding our continued listing on The Nasdaq Capital Market.

On September 9, 2024, we received a letter from Nasdaq confirming that we had regained compliance with the bid price requirement in Listing Rule 5550(a)(2) (the “Bid Price Rule”), as required by the Panel’s decision dated June 28, 2024.

The letter further stated that the Company will be subject to a Mandatory Panel Monitor for a period of one year. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (“Nasdaq Staff”) finds the Company again out of compliance with the Bid Price Rule, the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Nasdaq Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearings Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may be delisted from Nasdaq at that time.

We may be unable to maintain compliance with Nasdaq listing requirements. If we are unable to maintain compliance with Nasdaq listing requirements, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradeable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

Additional stock offerings in the future or the issuance of stock upon exercise of outstanding warrants may dilute then-existing shareholders’ percentage ownership in our Company

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. In addition, as of the date of filing of this report, we had 12,226,549 Series B Warrants issued and outstanding, each exercisable to purchase one share of our common stock at an exercise price of $2.79 per warrant.. The issuance of additional securities in the future will dilute the percentage ownership of our current stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Company recognizes the critical importance of cybersecurity in protecting our sensitive data, intellectual property, and the personal information of our employees and partners. We have implemented a comprehensive cybersecurity risk management program that includes the following key components:

Risk Assessment and Management

We conduct regular risk assessments to identify and evaluate potential cybersecurity threats and vulnerabilities. Our risk management framework is aligned with industry standards such as the NIST Cybersecurity Framework (CSF) and ISO 27001. We continuously monitor and update our cybersecurity measures to address emerging threats and ensure the protection of our assets.

Cybersecurity Governance

Our management oversees our cybersecurity risk management efforts. Our senior management team is actively involved in cybersecurity policies, procedures and strategy development.

Incident Response and Recovery

We have a robust incident response plan in place to quickly detect, respond to, and recover from cybersecurity incidents. We collaborate with external cybersecurity experts and law enforcement agencies to enhance our incident response capabilities.

Employee Training and Awareness

We provide ongoing cybersecurity training and awareness programs for all employees to promote a culture of security. Our training programs cover topics such as phishing prevention, secure data handling, and recognizing potential cyber threats.

Third-Party Risk Management

We assess the cybersecurity practices of our third-party vendors and partners to ensure they meet our security standards. Our contracts with third parties include provisions for cybersecurity requirements and incident reporting.

Regulatory Compliance

We comply with all relevant cybersecurity regulations and standards, including the Health Insurance Portability and Accountability Act (HIPAA) and the General Data Protection Regulation (GDPR). We regularly review and update our cybersecurity policies and procedures to ensure compliance with evolving regulatory requirements.

Investments in Cybersecurity

We continuously invest in advanced cybersecurity technologies, including threat detection and prevention systems, encryption, and secure access controls. Our cybersecurity is part of our overall budget which is reviewed and approved by our board of directors to ensure adequate resources are allocated to protect our assets.

Cybersecurity Incidents

During the past fiscal year, we experienced no cybersecurity incidents.

ITEM 2. PROPERTIES

Our principal place of business is located at 333 Las Olas Way, CU4 Suite 433, Fort Lauderdale, FL 33301. We are not party to a lease agreement in connection with this office space. We pay rent month-to-month and have access to additional space on a pay-per-use basis. We believe this space is sufficient for our needs for the next year.

Our wholly owned subsidiary, Nora Pharma, currently occupies a 23,500 square foot facility located at 1565 Boulevard Lionel-Boulet, Varennes, Quebec, Canada, J3X 1P7 pursuant to a lease agreement that expires in January 2030, with an option to extend for 5 years. This site is composed of 18,500 square feet of warehouse space and 5,000 square feet of executive office space. The facility houses all administrative, marketing, quality control, regulatory affairs, and other operations personal, as well as a Health Canada licensed warehouse space. We pay a monthly rent of $27,250 CAD (approximately $19,900 USD), including taxes. We estimate that this facility is adequate for annual sales of approximately $50 to $75 million, past which we will need to find additional space. We classified this lease as an operating lease but we account for liabilities and benefits resulting therefrom.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any legal proceedings nor are we aware of any threats of such actions against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “SBFM”. As of April 1, 2025, we had a total of 2,707,541 shares of our common stock issued and outstanding. We also have tradeable warrants exercisable to purchase shares of our common stock listed on the Nasdaq Capital Market under the symbol “SBFMW.” As of April 1, 2025, we had 482 tradeable warrants outstanding exercisable at $220.00 per warrant.

As of April 1, 2025, there were approximately 149 holders of record of our common stock, not including those holding their shares in “street name.”

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders*	–	–	1,661
Equity compensation plans not approved by security holders	–	–	–

*Represents our 2023 Equity Incentive Plan.

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2024 and 2023

During our fiscal year ended December 31, 2024, we generated revenues of $34,874,283, compared to revenues of $24,092,787 in 2023. The increase of approximately $10.8 million was the result of expansion of Nora Pharma sales efforts in the Province of Quebec as well as entry into the Provinces of Ontario, Alberta and British Columbia. Another contributing factor was the increased number of products offered by Nora Pharma, which increased by 5 during 2024. The cost of sales in 2024 and 2023 for generating these revenues was $24,204,489 (69.4%) and $15,753,616 (65.4%), respectively. The 4% increase in the cost of sales in 2024 was due to higher professional allowances incurred on the sale of products outside the Province of Quebec. In the Province of Quebec, professional allowances are capped by government regulations.

General and administrative (“G&A”) expenses for our fiscal year ended December 31, 2024, were $16,481,915, compared to $13,124,470 during our fiscal year ended December 31, 2023, an increase of $3,357,445. This relatively modest increase occurred in connection with Nora Pharma’s expansion of sales operations.

We had interest income of $496,003 in 2024, compared to interest income of $811,974 in 2023. The decrease was due to reduced interest rates and less cash on hand in 2024.

As a result, we incurred a net loss of $5,134,116 for the year ended December 31, 2024, compared to a net loss of $4,506,044 for the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $9,686,529.

During the fiscal years ended December 31, 2023 and 2024, we received aggregate proceeds of $3,558,812 in connection with warrant exercises.

On May 16, 2023, we completed a private placement of common stock and warrants for gross proceeds of approximately $5 million. We received net proceeds of approximately $4.1 million from the private placement.

On February 11, 2024, we redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

On February 15, 2024, we completed an underwritten public offering and in connection therewith, we issued an aggregate of 35,714 shares of common stock and received net proceeds of $8,522,411.

On January 3, 2025, we issued 127,443 shares of common stock upon the exercise of 127,443 Series B Warrants and received $355,298 in net proceeds.

Cash flows used in investing activities were $2,320,847 during the year ended December 31, 2024, compared to $656,150 during our fiscal year ended December 31, 2023. The reason for the increase was due to the acquisition of intangible assets and equipment for Nora Pharma operations. Net cash flows provided by financing activities were $9,289,507 in 2024, compared to $3,425,587 in 2023. The increase was primarily due to a larger financing event in 2024 than in 2023 and the exercise of more warrants in 2024 than in 2023. Net cash used in operations was $12,531,180 in 2024, compared to $8,775,111 in 2023. The increase was due to expansion of Nora Pharma’s operations and increase in inventory.

We believe our existing cash will be sufficient to fund our pharmaceuticals sales operations and research and development activities for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceutical operations. Additional capital may not be available on terms acceptable to us, or at all.

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

Our wholly owned subsidiary, Nora Pharma, currently occupies a 23,500 square foot facility located at 1565 Boulevard Lionel-Boulet, Varennes, Quebec, Canada, J3X 1P7 pursuant to a lease agreement that expires in January 2030, with an option to extend for 5 years. This site is composed of 18,500 square feet of warehouse space and 5,000 square feet of executive office space. The facility houses all administrative, marketing, quality control, regulatory affairs, and other operations personal, as well as a Health Canada licensed warehouse space. We pay monthly rent of $27,250 CAD (approximately $19,900 USD), including taxes. We treat this lease as an operating lease but account for liabilities and benefits resulting therefrom.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sunshine Biopharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Sunshine Biopharma, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Sunshine Biopharma, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Sunshine Biopharma, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 1, 2025

PCAOB ID Number 6797

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$9,686,529	$16,292,347
Accounts receivable	3,868,418	2,552,362
Inventory	11,278,105	5,734,755
Prepaid expenses	1,133,297	310,591
Total Current Assets	25,966,349	24,890,055
Long-Term Assets:
Property & equipment	546,055	365,868
Intangible assets	3,019,717	1,444,259
Deferred tax asset	92,234	–
Right-of-use-asset	936,037	646,779
Total Long-Term Assets	4,594,043	2,456,906
TOTAL ASSETS	$30,560,392	$27,346,961

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$5,543,085	$2,585,466
Earnout payable	295,797	2,547,831
Income tax payable	268,276	299,869
Current portion - right-of-use-liability	207,756	118,670
Total Current Liabilities	6,314,914	5,551,836
Long-Term Liabilities:
Deferred tax liability	–	48,729
Right-of-use-liability	744,724	539,035
Total Long-Term Liabilities	744,724	587,764
TOTAL LIABILITIES	7,059,638	6,139,600

SHAREHOLDERS' EQUITY
Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 130,000 and 10,000 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	13,000	1,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 2,580,098 and 14,012 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	2,580	14
Capital paid in excess of par value	93,354,907	84,415,900
Accumulated comprehensive income	(829,959)	696,105
Accumulated (Deficit)	(69,039,774)	(63,905,658)
TOTAL SHAREHOLDERS' EQUITY	23,500,754	21,207,361

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,560,392	$27,346,961

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Consolidated Statement Of Operations and Comprehensive Loss

	December 31,	December 31,
	2024	2023

Revenues	$34,874,283	$24,092,787
Cost of sales	24,204,489	15,753,616
Gross profit	10,669,794	8,339,171
General & Administrative Expenses:
Accounting	967,614	463,705
Consulting	925,188	850,173
Director fees	400,000	400,000
Legal	875,698	512,199
Marketing	940,278	734,248
Office	3,110,026	2,142,355
Patent fees	–	14,108
R&D	933,902	1,855,830
Salaries	7,718,677	5,712,968
Taxes	387,005	289,737
Depreciation & amortization	223,527	149,147
Total General & Administrative Expenses	16,481,915	13,124,470
(Loss) from operations	(5,812,121)	(4,785,299)
Other Income (expense):
Foreign exchange gain (loss)	(44,082)	(245)
Interest income	496,003	811,974
Interest expense	(8,774)	(137,308)
Total Other Income (Expense)	443,147	674,421
Net (loss) before income taxes	(5,368,974)	(4,110,878)
Provision for income taxes	(234,858)	395,166
Net (Loss)	$(5,134,116)	$(4,506,044)
Other comprehensive income:
Gain (Loss) from foreign exchange translation	(1,526,064)	534,258
Comprehensive (Loss)	$(6,660,180)	$(3,971,786)

Earnings (Loss) per common share (Basic & Diluted)	$(7.32)	$(351.36)
Weighted Average Common Shares Outstanding (Basic & Diluted)	701,749	12,825

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2024	2023

Cash Flows From Operating Activities:
Net (Loss)	$(5,134,116)	$(4,506,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	223,527	149,147
Income tax benefit	–	–
Stock issued for services	12,000	–
Accounts receivable	(2,338,195)	(594,141)
Inventory	(6,006,864)	(2,365,549)
Prepaid expenses	(207,167)	(21,143)
Accounts Payable & accrued expenses	3,983,749	(1,364,134)
Earn-out payable	(2,252,034)	–
Income tax payable	(812,080)	(73,247)
Net Cash Flows (Used In) Operating Activities	(12,531,180)	(8,775,111)

Cash Flows From Investing Activities:
Reduction in right-of-use asset	(341,534)	131,949
Purchase of intangible assets	(322,258)	(705,848)
Purchase of equipment	(1,657,055)	(82,251)
Net Cash Flows (Used In) Investing Activities	(2,320,847)	(656,150)

Cash Flows From Financing Activities:
Proceeds from public offering net (common stock)	8,522,411	4,089,218
Exercise of warrants	3,558,812	3,502
Purchase of treasury stock	(3,139,651)	(541,143)
Lease liability	347,935	(125,990)
Net Cash Flows Provided by Financing Activities	9,289,507	3,425,587

Cash and Cash Equivalents at Beginning of Period	16,292,347	21,826,437
Net increase (decrease) in cash and cash equivalents	(5,562,520)	(6,005,674)
Effect of exchange rate changes on cash	–	(62,674)
Foreign currency translation adjustment	(1,043,298)	534,258
Cash and Cash Equivalents at End of Period	$9,686,529	$16,292,347

Supplementary Disclosure of Cash Flow Information:
Cash paid for income taxes	$582,483	$–
Cash paid for interest	$8,126	$–
Stock issued for services	$12,000	$–

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity

	Number Of Common Shares	Common	Capital Paid in Excess of Par	Number Of Preferred Shares	Preferred	Compre- hensive	Accumulated
	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total
Balance December 31, 2023	14,012	$14	$84,415,900	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361
Preferred Stock issued to related party	–	–	–	120,000	12,000	–	–	12,000
Common stock and pre-funded warrants issued in an underwritten offering	13,214	13	8,522,398	–	–	–	–	8,522,411
Exercise of warrants	2,552,872	2,554	3,556,260	–	–	–	–	3,558,812
Repurchase of warrants	–	–	(3,139,651)	–	–	–	–	(3,139,651)
Net (loss)	–	–	–	–	–	(1,526,064)	(5,134,116)	(6,660,180)
Balance at December 31, 2024	2,580,098	$2,580	$93,354,907	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754

Balance December 31, 2022	11,293	$11	$80,864,326	10,000	$1,000	$161,847	$(59,399,614)	$21,627,570
Repurchase of Stock	(257)	–	(541,143)	–	–	–	–	(541,143)
Common stock and prefunded warrants issued in a private offering	1,225	1	4,089,217	–	–	–	–	4,089,218
Exercise of warrants	1,751	2	3,500	–	–	–	–	3,502
Net (loss)	–	–	–	–	–	534,258	(4,506,044)	(3,971,786)
Balance at December 31, 2023	14,012	$14	$84,415,900	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Sunshine Biopharma has two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation through which we currently have 70 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation through which we develop and sell nonprescription over-the-counter (“OTC”) supplements. The Company operates the two subsidiaries as a single business segment.

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian Provinces. However, Provincial governments in Canada reimburse patients for their prescription drug expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on governmental policies which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance (“pCPA”) and the Canadian Generic Pharmaceutical Association resulted in updated generic pricing for certain products which took effect on October 1, 2023. The updated prices are valid for three years and the agreement contains an option to extend for an additional two years. On February 10, 2024, the Pharmacare Act became law in Canada making the Canadian federal government another payor in the generic drugs reimbursement program of the Canadian healthcare system. The Canadian federal government has set aside $1.5 billion CAD to launch Pharmacare. This development further strengthens the Canadian generic drugs market, the Company’s current focus.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	K1.1 mRNA, a lipid nano-particle (LNP) targeted for liver cancer
•	SBFM-PL4, a protease inhibitor for treatment of Coronavirus infections

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements. The consolidated financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to Generally Accepted Accounting Principles in the United States (“GAAP”) and have been consistently applied in the preparation of the financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Nora Pharma Inc. and Sunshine Biopharma Canada Inc., both wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management are valuation of equity instruments, depreciation of property and equipment, and deferred tax asset valuation. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. There has been no change in the Company’s estimates since December 31, 2023.

TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are stated at net realizable value. The majority of customers are not extended credit and therefore time to maturity for receivables is short. On a periodic basis, management evaluates its trade accounts receivable and determines whether to record an allowance for doubtful accounts or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. As of December 31, 2024 and 2023, the balances of accounts receivable were $3,868,418 and $2,552,362, respectively.

INVENTORY VALUATION

The Company’s inventory is comprised of finished goods. Inventory is valued at the lower of cost and net realizable value. Cost is determined using the first in, first out method. Net realizable value is the estimated selling price in the ordinary course of business, less the costs necessary to make the sale. The cost of inventory includes the purchase price and other costs directly attributable to the acquisition of the finished goods. The Company regularly reviews inventories to determine if the carrying value exceeds net realizable value and, when determined necessary, a reserve to reduce the carrying value to net realizable value is recorded. As of December 31, 2024 and 2023, there was no reserve for obsolescence.

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $9,686,529 and $16,292,347 as of December 31, 2024 and December 31, 2023, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 in the U.S. or the equivalent in Canada.

PROPERTY AND EQUIPMENT

Property and equipment are reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2024 and 2023, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

BASIC AND DILUTED NET GAIN (LOSS) PER SHARE

The Company computes gain or loss per share in accordance with ASC 260 – Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic net income (loss) per share is calculated by dividing net gain (loss) by the weighted-average common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the years ended December 31, 2024 and 2023, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2024, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For Canadian and U.S. tax purposes, the Company’s 2021 through 2023 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

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

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, ASC 825 – Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2024 and 2023, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

NOTES PAYABLE

Borrowings are recognized initially at fair value, net of transaction costs incurred. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the income statement over the period of the borrowings using the effective interest method. The Company had no notes payable as of December 31, 2024 and 2023.

REVENUE RECOGNITION

Over 99% of the Company’s revenues are derived from the sale of pharmaceutical products. Pharmaceutical products can only be sold to a specific customer that is either a registered pharmacy or a registered wholesaler. The Company therefore sells only to customers registered with Health Canada, the Canadian equivalent of the FDA. Contracts are drawn up between the wholesalers and the Company for all indirect sales. In the case of direct sales to pharmacies, purchase orders are used instead of contracts. A purchase order, forecast, or other written instructions to purchase any of the Company’s products placed by the customer constitutes an irrevocable offer to purchase. The customer is responsible for ensuring that the terms of any such order are complete and accurate. The purchase order is only deemed to be accepted when the Company (in its sole discretion) accepts the purchase order and delivers on the purchase. The acceptance of any purchase order can be full or partial, at the sole discretion of the Company. No variations to these conditions are binding on the Company unless agreed to in writing between the customer and the Company.

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

The Company is involved in a singular activity which is to sell pharmaceutical finished goods. The Company fulfills its performance obligation when the customer receives the requested products. When the products leave the Company's warehouse, the transport to the customer is insured and the transfer of ownership to the customer takes place when the customer receives goods. At this point, the Company issues an invoice for the products and remits the applicable sales taxes (GST and QST) to the appropriate governmental agency. The revenue is recognized when the invoice is issued. Unless otherwise agreed to and signed by both parties, payment terms are within 30 days of the date of the invoice. The collection is reasonably assured because of the nature of the Company’s customers. The Company is conducting sales only in Canada. Prices are listed in Canadian dollars and may vary from one Province or Territory to another within Canada. All products sold by the Company are labelled and approved for sale in Canada only and are not intended for export outside of Canada.

In the event of any breach by the Company of any product warranty (whether by reason of defective materials, production faults or otherwise), the Company’s liability is limited to, at Company’s option, (i) replacement of the product(s) in question, or (ii) reimbursement of the purchase price. The Company carries product insurance and is not liable for products’ failure to comply with the warranty of products if the failure or damage arises because of the customer’s negligence, deliberate damage, misuse or failure to store the products in conditions per Health Canada specifications. The Company is not liable (whether in contract, in tort or otherwise) for any (i) indirect, special or consequential loss or damage, or (ii) loss of profit, goodwill, business or revenue (in each case whether direct or indirect). These conditions also apply to any replacement products supplied by the Company.

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

Note 3 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc., a Canadian privately held pharmaceutical company. The purchase price for the shares was $18,860,637 which was paid in cash ($14,346,637) and by the issuance of 3,700,000 shares of the Company’s common stock valued at $4,514,000, or $1.22 per share, on the acquisition date. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

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

As part of the consideration for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earnout amount of $1,426,914 CAD (approximately $1,036,500 USD) for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid another earnout amount of $3,093,878 CAD (approximately $2,247,400 USD) for the fiscal year ended December 31, 2023. The Company anticipates that it will pay the remaining earnout balance of $479,208 CAD ($295,797 USD) in full in April 2025.

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

The following table presents the changes in the carrying amount of goodwill of the Company through December 31, 2024. The provisions of ASC 350-20-50-1 require the disclosure of cumulative impairment. As a result of the acquisition, a new basis in goodwill was recorded in accordance with ASC 805-10. All impairments shown in the table below have been recorded subsequent to the acquisition. The Company had no goodwill on its balance sheet prior to the acquisition:

Balance as of December 31, 2021	$–
Acquisition of Nora Pharma (October 20, 2022)	18,326,719
Impairment	(18,326,719)
Balance as of December 31, 2022	–
Additions in 2023 and 2024	–
Balance as of December 31, 2024	$–

Note 5 – Intangible Assets

Intangible assets, net, consisted of the following at December 31, 2023 and 2024:

Balance as of December 31, 2022	$776,856
Dossier fee additions	710,372
Balance at December 31, 2023	1,487,228
Less accumulated amortization	(42,969)
Finite-lived intangible assets, net at December 31, 2023	$1,444,259

Balance as of December 31, 2023	$1,444,259
Dossier fee additions	1,651,617
Balance at December 31, 2024	3,095,876
Less accumulated amortization	(76,159)
Finite-lived intangible assets, net at December 31, 2024	$3,019,717

The amortization amounts of intangible assets for 2024 and 2023 were $77,009 and $38,446, respectively.

As of December 31, 2024, the estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows:

2025	$112,707
2026	111,600
2027	75,293
2028	66,969
2029	22,527

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

Year Ended December 31,	2024	2023
Equipment	$336,880	$171,859
Computer equipment	53,531	7,368
Furniture and fixtures	50,686	34,132
Leasehold improvements	88,306	17,664
Vehicles	353,185	324,841
Total	882,588	555,864
Less: Accumulated depreciation	(336,533)	(189,996)
Plant, property and equipment, net	$546,055	$365,868

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $146,518 and $110,701, respectively.

Note 7 – Inventory

Inventory is comprised of the following:

Year Ended December 31,	2024	2023
Finished goods	$11,278,105	$5,734,755
Allowance for obsolete inventory	0	0
Total Inventory, net of allowance	$11,278,105	$5,734,755

Note 8 – Prepaid Expenses

The prepaid expenses category is comprised of the following:

Year Ended December 31,	2024	2023
Prepaid taxes	$657,437	$9,955
Other prepaid expenses	475,860	300,636
Total	$1,133,297	$310,591

Note 9 – Cost of Sales

The Company’s cost of goods sold category is comprised of the following:

Year Ended December 31,	2024	2023
Finished goods	$8,116,534	$5,194,988
Professional allowances	13,047,096	8,670,791
Other allowances	666,913	97,869
Wholesalers fees & discounts	1,699,286	1,395,201
Inventory adjustment	236,555	215,779
Freight	438,105	178,988
Total	$24,204,489	$15,753,616

Note 10 – Reverse Stock Splits

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

Note 11 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2024, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of December 31, 2024, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

On February 17, 2022, the Company completed a public offering and received net proceeds of $6,833,071. Pursuant to the public offering, the Company issued and sold an aggregate of 941 shares of common stock and 2,051 warrants to purchase shares of common stock (the “Tradeable Warrants”).

On March 14, 2022, the Company completed a private placement and received net proceeds of $6,781,199. In connection with this private placement, the Company issued (i) 1,150 shares of its common stock together with investor warrants (“Investor Warrants”) to purchase up to 1,150 shares of common stock, and (ii) 651 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with Investor Warrants to purchase up to 651 shares of common stock. Each share of common stock and accompanying Investor Warrant was sold together at a combined offering price of $4,440 and each Pre-Funded Warrant and accompanying Investor Warrant were sold together at a combined offering price of $4,438. The Pre-Funded Warrants were immediately exercisable, at an exercise price of $2.00, and could be exercised at any time until all of the Pre-Funded Warrants were exercised in full. The Investor Warrants have an initial exercise price of $4,440 per share (subject to adjustment), are exercisable upon issuance and will expire five years from the date of issuance.

On April 28, 2022, the Company completed another private placement and received net proceeds of $16,752,915. In connection with this private placement, the Company issued (i) 1,236 shares of common stock together with warrants (“April Warrants”) to purchase up to 2,472 shares of common stock, and (ii) 1,195 pre-funded warrants (“Pre-Funded Warrants”) with each Pre-Funded Warrant exercisable for one share of common stock, together with April Warrants to purchase up to 2,390 shares of common stock. Each share of common stock and accompanying two April Warrants were sold together at a combined offering price of $8,020 and each Pre-Funded Warrant and accompanying two April Warrants were sold together at a combined offering price of $8,018. The Pre-Funded Warrants were immediately exercisable at an exercise price of $2.00, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The April Warrants have an exercise price of $7,520 per share (subject to adjustment), are exercisable upon issuance and will expire five years from the date of issuance.

On October 20, 2022, the Company issued 1,850 shares of common stock as part of the acquisition of Nora Pharma. These shares were valued at $4,514,000, or $2,440 per share.

On January 19, 2023, the Company announced a stock repurchase program of up to $2 million (“Stock Repurchase Program”).

During the six months ended June 30, 2023, the Company repurchased a total of 2,228 shares of common stock at an average price of $2,274.20 per share for a total cost of $506,822. The 2,228 repurchased shares were cancelled and returned to treasury, reducing the number of issued and outstanding shares from 11,292 to 9,064.

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

In August and September 2024, the Company issued 678,865 shares of common stock in connection with the exercise of 678,865 Series B Warrants and received aggregate net proceed of $1,895,610.

In November and December 2024, the Company issued 580,438 shares of common stock in connection with the exercise of 580,438 Series B Warrants and received aggregate net proceed of $1,618,203.

On January 3, 2025, the Company issued 127,443 shares of common stock upon the exercise of 127,443 Series B Warrants and received $355,298 in net proceeds.

As of December 31, 2024 and December 31, 2023, the Company had a total of 2,580,098 and 14,012 shares of common stock issued and outstanding, respectively.

The Company has declared no dividends since inception.

Note 12 – Warrants

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

In 2022, 2023, and 2024, the Company completed five (5) financing events, and in connection therewith, it issued warrants as follows:

Schedule of warrants issued with financing
Type	Number	Exercise Price	Expiry Date
2022 Pre-Funded Warrants	1,846	$2.00	Unlimited
Tradeable Warrants	2,051	$4,440.00	February 2027
Investor Warrants	1,801	$4,440.00**	March 2027
April Warrants	4,862	$7,520.00	April 2027
May Pre-Funded Warrants	1,751	$2.00	Unlimited
May Investor Warrants	5,952	$1,180.00	November 2028
2024 Pre-Funded Warrants	22,500	$2.00	Unlimited
Series A Warrants	3,986*	$4,200.00*	August 2026
Series B Warrants	7,973*	$4,760.00*	February 2029

*	Subject to adjustments per the Series A and Series B Warrant Agreements. The Series B Warrants adjusted to a total of 13,613,297 warrants exercisable at $2.7879 per warrant following the Company’s 1-for-20 reverse stock split on August 8, 2024.
**	Subject to adjustment.

As of December 31, 2024, all of the 2022 Pre-Funded Warrants, all of the May Pre-Funded Warrants, all of the 2024 Pre-Funded Warrants, a total of 1,569 Tradeable Warrants, 1,401 Investor Warrants, all of the Series A Warrants, and 1,259,303 Series B Warrants (as adjusted) were exercised resulting in aggregate net proceeds of $16,752,492 received by the Company.

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

On January 3, 2025, the Company issued 127,443 shares of common stock upon the exercise of 127,443 Series B Warrants and received $355,298 in net proceeds.

The Company’s outstanding warrants as of December 31, 2024 consisted of the following:

Schedule of warrants outstanding
Type	Number	Exercise Price	Expiry Date
Tradeable Warrants	482	$220.00	February 2027
Investor Warrants	400	$4,000.00**	March 2027
Series B Warrants	12,353,992*	$2.7879*	February 2029

*	As adjusted and subject to further adjustments. In a subsequent event on January 3, 2025, 127,443 Series B Warrants were exercised leaving 12,226,549 warrants remaining outstanding.
**	As adjusted.

Note 13 – Earnings Per Share

The following table* sets forth the computation of basic net income (loss) per share:

Year Ended December 31,	2024	2023
Net gain (loss) attributable to common stock	$(5,134,116)	$(4,506,044)
Weighted average outstanding shares of common stock (Basic & Diluted)	701,749	12,825
Net gain (loss) per share attributable to common stock	$(7.32)	$(351.36)

* Diluted net gain (loss) per share is not included in this table as the Company incurred net losses for the years ended December 31, 2024 and 2023 and inclusion of dilutive instruments would have an anti-dilutive effect.

Note 14 – Income Taxes

The components of the provision for income taxes were as follows:

Current:
Federal	$–
State	50
Foreign	(90,434)
(90,384)
Deferred:
Federal	–
State	–
Foreign	(144,474)
(144,474)
Total	$(234,858)

The Company’s effective tax rate differs from the federal statutory rate as follows:

Pre-Tax Book Income	$(1,121,714)	$21.00%
State Taxes	40	0.00%
Other Foreign Taxes	(119,181)	2.23%
Permanent Adjustments	56,092	-1.05%
Change in Valuation Allowance	569,920	-10.67%
Foreign Tax Rate Differential	62,181	-1.16%
Rate Change	149,237	-2.79%
Provision to Return Adjustments	156,540	-2.93%
Other	12,027	-0.23%
Total	$(234,858)	$4.40%

The components of the net deferred tax assets and liabilities for the years ended December 31, were as follows:

Deferred Tax Assets:	2024	2023
Net Operating Loss, Credits and Carryforwards	$6,460,638	$5,277,829
Fixed Assets	–	–
Intangibles	614,734	641,800
Research and Development	25,327	25,327
Other DTA	95,935	454,890
Lease Liability	252,407	174,292
Valuation Allowance	(6,967,294)	(6,397,374)
Deferred Tax Assets	481,747	176,764
Deferred Tax Liabilities:
Other DTL	(67)	–
Fixed Assets	(141,396)	(54,097)
Intangibles	–	–
Right-of-Use Asset	(248,050)	(171,396)
Deferred Tax Liabilities	(389,513)	(225,493)
Net Deferred Tax Liability	$92,234	$(48,729)

Note 15 – Leases

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

Amounts reported on the balance sheet as of December 31, 2024 were as follows:

Operating lease ROU asset	$936,037
Operating Lease liability - Short-term	$207,756
Operating lease liability - Long-term	$744,724
Remaining lease term	5 years
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at December 31, 2024 are as follows:

2025	$207,756
2026	$197,595
2027	$195,760
2028	$177,669
2029	$168,462
Thereafter	$13,627

Note 16 – Management and Director Compensation

The Company paid its officers cash compensation totaling $1,850,243 and $1,515,000 for the years ended December 31, 2024 and 2023, respectively. Of these amounts attributable to the Company’s CEO, $800,000 and $0, respectively was paid to Advanomics Corporation, a company controlled by the CEO of the Company. In addition, the Company’s CEO was paid $12,000 in 2024 through the issuance of 120,000 shares of Series B Preferred Stock valued at $12,000.

The Company paid its five directors cash compensation of $80,000 each, totaling $400,000 for the years ended December 31, 2024 and 2023.

Note 17 – Subsequent Events

On January 3, 2025, the Company issued 127,443 shares of common stock upon the exercise of 127,443 Series B Warrants and received $355,298 in net proceeds.

Since December 31, 2024, the Company has added 5 new generic prescription drugs to its portfolio, bringing the total number of prescription drugs offered by the Company to 70.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements for the fiscal years ended December 31, 2023 and 2022 were audited by BF Borgers CPA, PC (“Borgers”). On May 3, 2024, the Securities and Exchange Commission (the “SEC”) announced that it had settled charges against Borgers that it failed to conduct audits in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). As part of the settlement, Borgers agreed to a permanent ban on appearing or practicing before the SEC. As a result of Borgers’ settlement with the SEC, we dismissed Borgers as our independent accountant on May 3, 2024.

Borgers’ reports on our financial statements for the two most recent fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended December 31, 2023 and 2022 and the subsequent interim period through May 3, 2024, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, with Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Borgers, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events that existed within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

On May 7, 2024, we retained Bush & Associates CPA LLC (“Bush & Associates”), as our independent registered public accounting firm. The decision to engage Bush & Associates as our independent registered public accounting firm was approved by the unanimous consent of our board of directors.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024, at reasonable assurance levels.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, and they concluded that our internal control over financial reporting was effective as of December 31, 2024. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2024, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

The following individuals currently serve as our Board of Directors and executive officers.

Name	Age	Position(s)
Dr. Steve N. Slilaty	72	President, Chief Executive Officer and Chairman of the Board

Dr. Abderrazzak Merzouki	61	Chief Operating Officer and Director

Mr. Camille Sebaaly	63	Chief Financial Officer and Secretary

Dr. Rabi Kiderchah	52	Director

Mr. David Natan	71	Director

Dr. Andrew Keller	71	Director

Mr. Michel Roy	57	Chief Commercial Officer

Dr. Steve N. Slilaty was appointed as our chief executive officer and chairman of our board of directors on October 15, 2009. Dr. Slilaty is an accomplished scientist and business executive. His scientific publications are widely cited. Sunshine Biopharma is the third in a line of biotechnology companies that Dr. Slilaty founded and managed. The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and is now a member of a family of companies owned by MP Biomedicals, a global life science company headquartered in Santa Ana, California. The second company which Dr. Slilaty founded, Genomics One Corporation, conducted an initial public offering of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the key participants in the Human Genome Project and reached a market capitalization of $1 billion in 2000. Formerly, Dr. Slilaty was a research team leader at the Biotechnology Research Institute (Montreal), a division of the National Research Council of Canada. Dr. Slilaty is one of the pioneers of Gene Therapy having developed the first gene delivery system applicable to humans in 1983 [Science 220: 725-727 (1983)]. Dr. Slilaty's other distinguished scientific career accomplishments included (i) the discovery of a new class of enzymes, the S24 Family of Proteases (IUBMB Enzyme: EC 3.4.21.88) [Proc. Natl. Acad. Sci. U.S.A. 84: 3987-3991 (1987)]. In addition, Dr. Slilaty (i) developed the first site-directed mutagenesis system applicable to double-stranded DNA [Analyt. Biochem. 185: 194-200 (1990)], (ii) cloned the gene for the first yeast-lytic enzyme (lytic b-1,3-glucanase) [J. Biol. Chem. 266: 1058-1063 (1991)], (iii) developed a new molecular strategy for increasing the rate of enzyme reactions [Protein Engineering 4: 919-922 (1991)], and (iv) constructed a powerful new cloning system for genomic sequencing (TrueBlue® Technology) [Gene 213: 83-91 (1998)]. Most recently, Dr. Slilaty helped in the design of novel Coronavirus PLpro inhibitors [J. Med. Chem. 2024, 67: 13681−13702]. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty is the author of 19 original research papers and 12 issued and pending. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty received his Ph.D. degree in Molecular Biology from the University of Arizona in 1983 and Bachelor of Science degree in Genetics and Biochemistry from Cornell University in 1976. Dr. Slilaty has received research grants from the NIH and NSF and he is the recipient of the 1981 University of Arizona Foundation award for Meritorious Performance in Teaching.

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

Mr. Michel Roy was appointed as our Chief Commercial Officer in January 2025. Mr. has held various leadership roles in business development, licensing, sales and operations management in various pharmaceutical companies. From July 2020 to November 2024, Mr. Roy founded and led the Canadian operations of Shilpa Medicare Ltd., a large multinational pharmaceutical company headquartered in Karnataka, India. From 2014 to June 2020, Mr. Roy was Vice President, Business Development and Sales for Intas Pharmaceuticals Ltd., a major pharmaceutical company having its head office in Ahmedabad (India) with a strong presence in over 85 countries. During his tenure at Intas, Mr. Roy was responsible for strategic planning, business development, sales, financial management, and regulatory affairs. At the beginning of his career, he worked as a consultant and had positions with various international Contract Research Organization companies. Mr. Roy received his Executive Master of Business Administration (EMBA) at John Molson School of Business in 2010 and his Master of Science (M.Sc.) at Université de Montréal in 1999. He also received a Bachelor of Commerce, Major in Economics, at Concordia University in 1990.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy has been filed as exhibit 19 to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by our executive officers in all capacities during the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options ($)	Other ($)	Total ($)
Dr. Steve N. Slilaty	2024	411,587	800,000	*	–	–	1,211,587
Chief Executive Officer and Director	2023	378,000	182,000		–	–	560,000

Camille Sebaaly	2024	302,031	50,000		–	–	352,031
Chief Financial Officer	2023	315,000	380,000		–	–	695,000

Dr. Abderrazzak Merzouki	2024	241,625	45,000		–	–	286,625
Chief Operating Officer and Director	2023	252,000	8,000		–	–	260,000

* This amount was paid to Advanomics Corporation, a company controlled by Dr. Slilaty.

Employment Agreements

On October 21, 2024, we entered into an amended employment agreement with Dr. Steve N. Slilaty, our Chief Executive Officer. Pursuant to the amended employment agreement, deemed effective January 1, 2024, Dr. Slilaty will continue to serve as our CEO, and will also serve as the chief executive officer of our wholly-owned subsidiary, Nora Pharma. Dr. Slilaty will receive an annual base salary of $386,000, which will increase annually in the amount of 5% or the change in the US Consumer Price Index, whichever is greater. Dr. Slilaty will also be entitled to an annual bonus in an amount to be determined by our board of directors. The agreement has an indefinite term. If the agreement is terminated by us “without cause”, or by Dr. Slilaty for “good reason” (each as defined in the agreement), Dr. Slilaty will be entitled to a severance payment of $14 million. In the event the employment agreement is terminated for other reasons, we will pay Dr. Slilaty $3 million.

On October 21, 2024, we entered into an employment agreement with Mr. Camille Sebaaly, our Chief Financial Officer. Pursuant to the employment agreement, deemed effective January 1, 2024, Mr. Sebaaly will continue to serve as our Chief Financial Officer and will also serve as Secretary of Nora Pharma. Mr. Sebaaly will receive an annual base salary of $411,000 CAD (approximately $287,700 USD), which will increase annually in the minimum amount of 5% or the change in the US Consumer Price Index, whichever is greater. Mr. Sebaaly will also be entitled to an annual bonus in an amount to be determined by our Board of Directors. The employment agreement has an indefinite term. If the employment agreement is terminated by us without cause, Mr. Sebaaly will be entitled to a severance payment of $2 million CAD (approximately $1.4 million USD).

On October 21, 2024, we entered into an employment agreement with Dr. Abderrazzak Merzouki, our Chief Operating Officer. Pursuant to the employment agreement, deemed effective January 1, 2024, Dr. Merzouki will continue to serve as our Chief Operating Officer and will also serve as Chief Scientific Officer of Nora Pharma. Dr. Merzouki will receive an annual base salary of $328,800 CAD (approximately $230,200 USD), which will increase annually in the amount of 5% or the change in the US Consumer Price Index, whichever is greater. Dr. Merzouki will also be entitled to an annual bonus in an amount to be determined by our Board of Directors. The employment agreement has an indefinite term. If the employment agreement is terminated by us without cause, Dr. Merzouki will be entitled to a severance payment of $2 million CAD (approximately $1.4 million USD).

On January 13, 2025, we appointed Mr. Michel Roy as our Chief Commercial Officer, and in connection therewith, entered into an employment agreement with Mr. Roy. Pursuant to the employment agreement, Mr. Roy will receive an initial annual base salary of $400,000 CAD (approximately $280,000 USD), which will increase annually by the greater of 5% or the increase in the US Consumer Price Index. In the event we terminate Mr. Roy’s employment without cause, Mr. Roy will receive a severance payment of $500,000 CAD (approximately $350,000 USD), plus the minimum notice of termination (or compensation in lieu thereof) to which he would be entitled under applicable law. The employment agreement has an indefinite term.

Outstanding Equity Awards at 2024 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2024.

Director Compensation

The following table sets forth compensation we paid to our directors for services as director during the year ended December 31, 2024.

Name	Cash ($)	Options ($)	Other ($)	Total ($)
Dr. Andrew Keller	80,000	–	–	80,000
Dr. Rabi Kiderchah	80,000	–	–	80,000
Dr. Abderrazzak Merzouki	80,000	–	–	80,000
Mr. David Natan	80,000	–	–	80,000
Dr. Steve N. Slilaty	80,000	–	–	80,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 1, 2025, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table lists applicable percentage ownership based on 2,707,541 shares of common stock outstanding as of April 1, 2025. In addition, under SEC rules, beneficial ownership of common stock includes shares of our common stock issuable pursuant to the conversion or exercise of securities that are either immediately exercisable or convertible into common stock or exercisable or convertible into common stock within 60 days of April 1, 2025. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Title of Class	Name and Address of Beneficial Owner	Amount		Percent of Class
Common	Dr. Steve N. Slilaty(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433
	Fort Lauderdale, FL 33301	1,911	(3)	*
Series B Preferred		130,000	(2)	100%

Common	Camille Sebaaly(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	60		*

Common	Dr. Abderrazzak Merzouki(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	59		*

Common	Dr. Andrew Keller(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	0		*

Common	Mr. David Natan(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	0		*

Common	Dr. Rabi Kiderchah(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	1		*

Common	Mr. Michel Roy(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433
	Fort Lauderdale, FL 33301	1		*

	All Officers and Directors as Group (7 persons)	2,032		*

* Less than 1%.

(1)	Officer and/or director of our Company.
(2)	Each share of Series B Preferred Stock gives the holder the right to 1,000 votes per share.
(3)	Includes (i) 2 shares owned by Advanomics Corporation, a company controlled by Dr. Slilaty and (ii) 1,850 shares owned by Malek Chamoun which Dr. Slilaty controls through a voting agreement dated October 20, 2022.

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

Director Independence

Our independent directors consist of Dr. Kiderchah, Mr. Natan and Dr. Keller.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal years ended December 31, 2023 and 2022, were audited by BF Borgers CPA, PC (“Borgers”). On May 3, 2024, the SEC announced that it had settled charges against Borgers that it failed to conduct audits in accordance with the standards of the PCAOB. As part of the settlement, Borgers agreed to a permanent ban on appearing or practicing before the SEC. As a result of Borgers’ settlement with the SEC, we dismissed Borgers as our independent accountant on May 3, 2024.

On May 7, 2024, we retained Bush & Associates CPA LLC (“Bush & Associates”), as our independent registered public accounting firm.

The following table presents fees for professional services rendered by Bush & Associates and Borgers during:

Fiscal Years Ended December 31,	2024	2023
Audit Fees – Bush & Associates	$165,000	$162,500
Audit Fees – Borgers	–	170,000
Audit-related fees – Bush & Associates	–	–
Audit-related fees – Borgers	–	–
Tax Fees – Bush & Associates	–	–
Tax Fees – Borgers	–	–
All Other Fees	–	–
Total – Bush & Associates	$165,000	$162,500
Total – Borgers	$–	$170,000

Audit Fees. Audit fees consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2024 and 2023 and for reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related Fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. Bush & Associates CPA and Borgers did not perform any tax compliance services for us during the years ended December 31, 2024 or 2023.

All Other Fees. Bush & Associates CPA and Borgers did not receive any other fees from us for the years ended December 31, 2024 or 2023.

As of December 31, 2024, the Board of Directors appointed our three independent directors as the members of our audit committee. Our audit committee charter is available is available on our website at www.sunshinebiopharma.com.

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation filed November 2, 2009 (3)
3.3	Statement of Share and Equity Capital Exchange (4)
3.4	Articles of Amendment to Articles of Incorporation filed July 13, 2010 (4)
3.5	Articles of Amendment to Articles of Incorporation filed May 27, 2015 (5)
3.6	Articles of Amendment to Articles of Incorporation (6)
3.7	Articles of Amendment to Articles of Incorporation (7)
3.8	Articles of Amendment to Articles of Incorporation (25)
3.9	Articles of Amendment to Articles of Incorporation (26)
3.10	Certificate of Correction (27)
3.11	Bylaws (14)
4.1	Description of Registrant’s Securities (16)
10.1	Patent Purchase Agreement with Advanomics Corporation (8)
10.2	Second Patent Purchase Agreement with Advanomics Corporation (9)
10.3	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated October 8, 2016, including Secured Convertible Promissory Note (10)
10.4	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated December 28, 2016, including Secured Convertible Promissory Note (10)
10.5	Form of Warrant, dated February 17, 2022 (1)
10.6	Warrant Agent Agreement between the Company and Equiniti , dated February 17, 2022 (1)
10.7	Sponsored Research Agreement, dated October 6, 2020, between the Company and the University of Georgia Research Foundation, Inc. (11) *
10.8	Research Agreement between the Company and Arizona Board of Regents on behalf of the University of Arizona (12)
10.9	Form of Warrant, dated March 14, 2022 (15)
10.10	Form of Amendment to Warrant, dated March 24, 2022 (17)
10.11	Amended Employment Agreement, dated October 21, 2024 between Sunshine Biopharma, Inc. and Dr. Steve Slilaty (18)
10.12	Employment Agreement, dated October 21, 2024, between the Company and Camille Sebaaly (18)
10.13	Employment Agreement, dated October 21, 2024, between the Company and Dr. Abderrazzak Merzouki (18)
10.14	Share Purchase Agreement between Sunshine Biopharma, Inc., Malek Chamoun and Nora Pharma Inc. (19)
10.15	Employment Agreement between Sunshine Biopharma, Inc., Nora Pharma Inc. and Malek Chamoun (19)
10.16	License Agreement between the Company and the University of Arizona (20) **
10.17	Amendment No. 1 to Warrant Agent Agreement, dated October 18, 2023 (21)
10.18	2023 Equity Incentive Plan (22)
10.19	Form of Warrant Agency Agreement (28)
10.20	Form of Series B Warrant (23)
10.21	Employment Agreement between the Company and Michael Roy (29)
14.1	Code of Ethics (13)
19	Insider Trading Policy (filed herewith)
21	Subsidiaries (24)
23.1	Consent of Bush & Associates CPA LLC (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Clawback policy (24)
EX-101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
EX-104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

 _______________________

*	Portions of the exhibit have been omitted.

(1)	Incorporated by reference to 8-K filed with the SEC on February 17, 2022
(2)	Incorporated by reference to SB-2 filed with the SEC on October 19, 2007.
(3)	Incorporated by reference to 8-K filed with the SEC on November 6, 2009.
(4)	Incorporated by reference to 10-Q filed with the SEC on August 4, 2010.
(5)	Incorporated by reference to 8-K filed with the SEC on June 1, 2015.
(6)	Incorporated by reference to 8-K filed with the SEC on June 24, 2020.
(7)	Incorporated by reference to 8-K filed February 9, 2022.
(8)	Incorporated by reference to 8-K filed with the SEC on October 9, 2015.
(9)	Incorporated by reference to 8-K filed with the SEC on December 28, 2015.
(10)	Incorporated by reference to 8-K filed with the SEC on March 14, 2016.
(11)	Incorporated by reference to S-1/A filed with the SEC on January 24, 2022.
(12)	Incorporated by reference to 8-K filed with the SEC on February 25, 2022.
(13)	Incorporated by reference to 10-K filed with the SEC on May 1, 2020.
(14)	Incorporated by reference to 8-K filed with the SEC on April 19, 2023.
(15)	Incorporated by reference to 8-K filed with the SEC on March 15, 2022.
(16)	Incorporated by reference to 10-K filed with the SEC on March 21, 2022.
(17)	Incorporated by reference to 8-K filed with the SEC on March 24, 2022.
(18)	Incorporated by reference to 8-K filed with the SEC on October 23, 2024.
(19)	Incorporated by reference to 8-K filed with the SEC on October 20, 2022.
(20)	Incorporated by reference to 8-K filed with the SEC on February 28, 2023.
(21)	Incorporated by reference to 8-K filed with the SEC on October 20, 2023.
(22)	Incorporated by reference to S-8 filed with the SEC on January 8, 2024.
(23)	Incorporated by reference to 8-K filed with the SEC on February 15, 2024.
(24)	Incorporated by reference to 10-K filed with the SEC on March 28, 2024.
(25)	Incorporated by reference to 8-K filed with the April 23, 2024.
(26)	Incorporated by reference to 8-K filed with the August 12, 2024.
(27)	Incorporated by reference to post-effective Amendment No. 1 to Form S-1 filed with the SEC on November 6, 2024.
(28)	Incorporated by reference to S-1/A filed with the SEC on February 9, 2024.
(29)	Incorporated by reference to 8-K filed with the SEC on January 15, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSHINE BIOPHARMA INC.

Dated: April 1, 2025	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Chief Executive Officer (principal executive officer)

/s/ Camille Sebaaly
Camille Sebaaly, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Steve N. Slilaty	Chief Executive Officer and Director	April 1, 2025
Dr. Steve N. Slilaty	(Principal Executive Officer)

/s/ Camille Sebaaly	Chief Financial Officer	April 1, 2025
Camille Sebaaly	(Principal Financial and Accounting Officer)

/s/ Dr. Abderrazzak Merzouki	Director	April 1, 2025
Dr. Abderrazzak Merzouki

/s/ David Natan	Director	April 1, 2025
David Natan

/s/ Dr. Andrew Keller	Director	April 1, 2025
Dr. Andrew Keller

/s/ Dr. Rabi Kiderchah	Director	April 1, 2025
Dr. Rabi Kiderchah

