Form 10-Q
period 2025-03-31
Sunshine Biopharma Inc.
filed 2025-05-15
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of May 15, 2025, was 4,555,945 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,124,610	$9,686,529
Accounts receivable	3,445,242	3,868,418
Inventory	11,857,135	11,278,105
Deposits	70,457	–
Prepaid expenses	983,536	1,133,297
Total Current Assets	24,480,980	25,966,349
Long-Term Assets:
Property & equipment	519,787	546,055
Intangible assets	3,193,214	3,019,717
Deferred tax asset	92,234	92,234
Right-of-use-asset	900,890	936,037
Total Long-Term Assets	4,706,125	4,594,043
TOTAL ASSETS	$29,187,105	$30,560,392

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$5,024,541	$5,543,085
Earnout payable	295,797	295,797
Income tax payable	228,115	268,276
Right-of-use-liability	213,983	207,756
Total Current Liabilities	5,762,436	6,314,914
Long-Term Liabilities:
Right-of-use-liability	722,199	744,724
Total Long-Term Liabilities	722,199	744,724
TOTAL LIABILITIES	6,484,635	7,059,638

SHAREHOLDERS' EQUITY
Preferred Stock Series B $0.10 par value per share; 1,000,000 shares authorized; 130,000 shares issued and outstanding	13,000	13,000
Common Stock $0.001 par value per share; 3,000,000,000 shares authorized; 2,707,541 and 2,580,098 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,707	2,580
Capital paid in excess of par value	93,710,078	93,354,907
Accumulated comprehensive income	(803,770)	(829,959)
Accumulated (Deficit)	(70,219,545)	(69,039,774)
TOTAL SHAREHOLDERS' EQUITY	22,702,470	23,500,754

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,187,105	$30,560,392

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	March 31,	March 31,
	2025	2024

Sales	$8,901,341	$7,541,046
Cost of sales	6,170,915	5,186,709
Gross profit	2,730,426	2,354,337

General & Administrative Expenses:
Accounting	293,759	352,006
Consulting	365,287	47,401
Director fees	100,000	100,000
Legal	27,199	221,998
Marketing	398,361	198,046
Office	925,878	911,211
R&D	215,277	222,033
Salaries	1,525,446	1,533,712
Taxes	110,176	75,901
Depreciation & amortization	64,793	42,618
Total General & Administrative Expenses	4,026,176	3,704,926

(Loss) From Operations	(1,295,750)	(1,350,589)

Other Income:
Foreign exchange	451	(5,767)
Interest income	75,367	144,089
Interest expense	–	(49,181)
Total Other Income	75,818	89,141

Net (loss) before income taxes	(1,219,932)	(1,261,448)
Provision for income taxes	(40,161)	22,353
Net (Loss)	$(1,179,771)	$(1,283,801)

Foreign exchange translation	26,189)	(543,705)
Comprehensive (Loss)	$(1,153,582)	$(1,827,506)

Basic and diluted (Loss) per common share	$(0.44)	$(2.00)
Weighted average common shares outstanding (basic & diluted)	2,703,293	641,310

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows (Unaudited)

	March 31,	March 31,
	2025	2024

Cash Flows From Operating Activities:
Net (Loss)	$(1,179,771)	$(1,283,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,793	42,618
Stock issued for services	–	12,000
Accounts receivable	426,673	(536,261)
Inventory	(568,834)	(2,100,281)
Deposits	(70,457)	–
Prepaid expenses	139,931	(568,981)
Accounts Payable & accrued expenses	(486,009)	1,293,372
Income tax payable	(40,161)	(43,824)
Net Cash Flows (Used In) Operating Activities	(1,713,835)	(3,185,158)

Cash Flows From Investing Activities:
Reduction in right-of-use asset	35,993	31,066
Purchase of intangible assets	(204,527)	(636,865)
Purchase of equipment	(7,490)	(62,937)
Net Cash Flows (Used In) Investing Activities	(176,024)	(668,736)

Cash Flows From Financing Activities:
Proceeds from public offering net (common stock)	–	8,522,411
Exercise of warrants	355,297	45,000
Purchase of treasury stock	–	(3,139,651)
Lease liability	(17,160)	(29,611)
Net Cash Flows Provided by Financing Activities	338,137	5,398,149

Cash and Cash Equivalents at Beginning of Period	9,686,529	16,292,347
Net increase (decrease) in cash and cash equivalents	(1,551,722)	1,544,254
Effect of exchange rate changes on cash	(10,197)	141,312
Foreign currency translation adjustment	–	(543,705)
Cash and Cash Equivalents at End of Period	$8,124,610	$17,434,208

Supplementary Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$956,012
Stock issued for services	$–	$12,000

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

Three Months	Number Of Common Shares	Common	Capital Paid in Excess of Par	Number Of Preferred Shares	Preferred	Compre- hensive	Accumulated
Periods	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total
Balance December 31, 2024	2,580,098	$2,580	$93,354,907	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754
Exercise of warrants	127,443	127	355,171	–	–	–	–	355,298
Net (loss)	–	–	–	–	–	(26,189)	(1,179,771)	(1,153,582)
Balance at March 31, 2025	2,707,541	$2,707	$93,710,078	130,000	13,000	$(803,770)	$(70,219,545)	$22,702,470

Balance December 31, 2023	280,243	$280	$84,415,634	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361
Preferred Stock issued to related party	–	–	–	120,000	12,000			12,000
Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	264,286	265	8,522,146	–	–	–	–	8,522,411
Exercise of warrants	450,000	450	44,550	–	–	–	–	45,000
Repurchase of warrants	–	–	(3,139,651)	–	–	–	–	(3,139,651)
Net (loss)	–	–	–	–	–	(543,705)	$(1,283,801)	(1,827,506)
Balance March 31, 2024	994,529	$995	$89,842,679	130,000	$13,000	$152,400	$(65,189,459)	$24,819,615

See Accompanying Notes To These Financial Statements

Sunshine Biopharma Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

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

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian Provinces. However, Provincial governments in Canada reimburse patients for their prescription drug expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on governmental policies which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance (“pCPA”) and the Canadian Generic Pharmaceutical Association resulted in updated generic pricing for certain products which took effect on October 1, 2023. The updated prices are valid for three years and the agreement contains an option to extend for an additional two years. On February 10, 2024, the Canadian federal government joined the generic drug reimbursement program as a payor under the Pharmacare Act. This development further strengthened the Canadian generic drug market, which is the Company’s current focus.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	K1.1 mRNA, a lipid nano-particle (LNP) targeted for liver cancer
•	SBFM-PL4, a protease inhibitor for treatment of SARS Coronavirus infections

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the three months periods ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025. These financial statements should be read in conjunction with that report.

Note 3 – Reverse Stock Splits

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

Note 4 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. (“Nora Pharma”), a Canadian privately held pharmaceutical company. The purchase price for the shares was $18,860,637 which was paid in cash ($14,346,637) and by the issuance of 1,850 shares of the Company’s common stock valued at $4,514,000 or $2,440.00 per share. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

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

The value of the 1,850 common shares issued as part of the consideration paid for Nora Pharma was determined based on the closing market price of the Company’s common shares on the acquisition date, October 20, 2022 ($2,440.00 per share).

As part of the consideration for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earnout amount of $1,426,914 CAD (approximately $1,036,500 USD) for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid another earnout amount of $3,093,878 CAD (approximately $2,247,400 USD) for the fiscal year ended December 31, 2023. As of March 31, 2025, the remaining earnout balance was $479,208 CAD ($295,797 USD).

Note 5 – Intangible Assets

Intangible assets consisted of the following:

	March 31, 2025	December 31, 2024
Intangible assets at beginning of period	$3,019,717	$1,444,259
Purchase of additional intangible assets (drug licenses & dossiers)	323,655	1,694,585
Total	3,343,372	3,138,844
Less accumulated amortization	(150,158)	(119,127)
Intangible assets, net	$3,193,214	$3,019,717

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

	March 31,	December 31,
	2025	2024
Equipment	$337,119	$336,880
Computer equipment	56,861	53,531
Furniture and fixtures	53,096	50,686
Leasehold improvements	88,386	88,306
Vehicles	353,505	353,185
Total	888,967	882,588
Less: Accumulated depreciation	(369,180)	(336,533)
Plant, property and equipment, net	$519,787	$546,055

Note 7 – Inventory

Inventory is comprised of the following:

	March 31,	December 31,
	2025	2024
Finished goods	$12,127,158	$11,352,446
Allowance for obsolete inventory	$(270,023)	$(74,341)
Total Inventory, net of allowance	$11,857,135	$11,278,105

Note 8 – Leases

The Company has obligations as a lessee for warehouse and office space with initial non-cancellable terms in excess of one year. The Company classified the lease as an operating lease. The lease contains a renewal option for a period of five years. Because the Company is certain to exercise the renewal option, the optional period is included in determining the lease term, and associated payments under the renewal option are included in the lease payments. The Company’s lease does not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contract include fixed payments plus a variable payment. The Company’s office space lease requires it to make variable payments for the Company’s proportionate share of building’s property taxes, insurance, and common area maintenance. These variable lease payments are not included in lease payments used to determine lease liability and are recognized as variable costs when incurred.

Amounts reported on the balance sheet as of March 31, 2025 were as follows:

Operating lease ROU asset	900,890
Operating Lease liability - Short-term	213,983
Operating lease liability - Long-term	722,199
Remaining lease term	4 Years 9 Months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at March 31, 2025 are as follows:

2025	$161,623
2026	$205,587
2027	$203,930
2028	$184,762
2029	$175,144
Thereafter	$14,166

Note 9 – Income Taxes

The Company’s income tax (expense) / benefit of $40,161 and $22,353 for the three months ended March 31, 2025 and March 31, 2024, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversal of existing temporary differences. The Company has recorded valuation allowances against the majority of its deferred tax assets of March 31, 2025, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

The Company's consolidated financial statements contain various tax related entries as a result of operations of the two Canadian subsidiaries and are in compliance with Canadian tax laws.

The Company only recognizes tax benefits from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statement from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. To date, the Company has not recognized such tax benefits in its financial statements.

Note 10 – Management and Director Compensation

The Company paid its officers aggregate cash compensation of $269,496 and $262,486 for the three-month periods ended March 31, 2025 and 2024, respectively.

The Company paid its directors aggregate cash compensation of $100,000 for each of the three-month periods ended March 31, 2025 and 2024 ($20,000 per director).

Note 11 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of March 31, 2025, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of March 31, 2025, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

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

On February 15, 2024, the Company completed an underwritten public offering and in connection therewith it issued an aggregate of 35,714 shares of common stock and received $8,522,411 in net proceeds. In connection with this offering, the Company issued 22,500 pre-funded warrants (the “2024 Pre-Funded Warrants”) exercisable at $2.00 per share, 3,986 Series A Warrants exercisable at $4,200.00 per share (subject to adjustment), or pursuant to an alternative cashless exercise provision, and 7,973 Series B Warrants exercisable at $4,760.00 per share, subject to adjustment. As of March 31, 2025, (i) all of the 2024 Pre-Funded Warrants have been exercised resulting in the Company receiving net proceeds of $45,000, (ii) all of the Series A Warrants have been exercised pursuant to the alternative cashless provision resulting in the Company receiving $0 in net proceeds, and (iii) 11,566,549 Series B Warrants remained outstanding and their exercise price had been adjusted to $2.7879 as a result of two reverse stock splits which were conducted subsequent to their issuance. The Series B Warrants expire in February 2029.

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

As of March 31, 2025 and December 31, 2024, the Company had 2,707,541 and 2,580,098 shares of common stock issued and outstanding, respectively.

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

In 2022, 2023, and 2024, the Company completed five (5) financing events, and in connection therewith, it issued warrants as follows:

Schedule of warrants issued with financing
Type	Number	Exercise Price	Expiry Date
2022 Pre-Funded Warrants	1,846	$2.00	Unlimited
Tradeable Warrants	2,051	$4,440.00	February 2027
Investor Warrants	1,801	$4,440.00**	March 2027
April Warrants	4,862	$7,520.00	April 2027
May Pre-Funded Warrants	1,751	$2.00	Unlimited
May Investor Warrants	5,952	$1,180.00	November 2028
2024 Pre-Funded Warrants	22,500	$2.00	Unlimited
Series A Warrants	3,986*	$4,200.00*	August 2026
Series B Warrants	7,973*	$4,760.00*	February 2029

*	Subject to adjustment. The Series B Warrants adjusted to a total of 13,613,297 warrants exercisable at $2.7879 per share following the Company’s 1-for-20 reverse stock split on August 8, 2024.
**	Subject to adjustment.

As of March 31, 2025, all of the 2022 Pre-Funded Warrants, all of the May Pre-Funded Warrants, all of the 2024 Pre-Funded Warrants, a total of 1,569 Tradeable Warrants, 1,401 Investor Warrants, all of the Series A Warrants, and 1,259,303 Series B Warrants (as adjusted) were exercised resulting in aggregate net proceeds of $16,752,492 received by the Company.

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

On January 3, 2025, the Company issued 127,443 shares of common stock upon the exercise of 127,443 Series B Warrants and received $355,298 in net proceeds.

The Company’s outstanding warrants as of March 31, 2025 consisted of the following:

Schedule of warrants outstanding
Type	Number	Exercise Price	Expiry Date
Tradeable Warrants	482	$220.00	February 2027
Investor Warrants	400	$4,000.00**	March 2027
Series B Warrants	12,226,549*	$2.7879*	February 2029

*	As adjusted and subject to further adjustments. In a subsequent event on April 2, 2025, 660,000 Series B Warrants were exercised leaving 11,566,549 warrants remaining outstanding.
**	As adjusted.

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the quarters ended March 31:

	2025	2024
Net gain (loss) attributable to common stock	$(1,179,771)	$(1,283,801)
Weighted average common shares outstanding (basic & diluted)	2,703,293	641,310
Basic and diluted gain (loss) per share attributable to common stock	$(0.44)	$(2.00)

Note 14 – Subsequent Events

On April 2, 2025, the Company issued 660,000 shares of common stock upon the exercise of 660,000 Series B Warrants and received $1,840,014 in net proceeds.

On April 3, 2025, the Company completed a registered direct offering at $2.07 per common share (or pre-funded warrant) for gross proceeds of approximately $2.46 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $1,828,596.

As a result of the financing event of April 3, 2025, the number of outstanding Series B Warrants and the exercise price thereof were adjusted from 11,566,549 warrants at an exercise price of $2.7879 to 15,577,962 warrants with an exercise price of $2.07 per share, in accordance with the terms of the Series B Warrants.

On April 14, 2025, the Company terminated the employment of Mr. Malek Chamoun, president of the Company’s wholly owned Canadian subsidiary, Nora Pharma Inc., and appointed Ms. Catherine Peloquin as the new president of Nora Pharma. On April 17, 2025, the Company received a demand letter (the “Demand Letter”) from the attorneys of Mr. Chamoun requesting that the Company pay to Mr. Chamoun $7,307,025 CAD (approximately $5,300,000 USD) within five (5) days. The Company believes that the demands contained in the Demand Letter, including the sum of $7,307,025 CAD (approximately $5,300,000 USD) are unfounded and intends to defend itself vigorously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The statements regarding Sunshine Biopharma Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in our annual report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. You are advised, however, to consult any future disclosures we make on related subjects in future reports we file with the SEC.

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We have two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation, through which we currently have 70 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation through which we develop and sell OTC supplements.

In addition, we are conducting a proprietary drug development program which is comprised of (i) K1.1 mRNA, an LNP encapsulated mRNA targeted for liver cancer, and (ii) SBFM-PL4, a protease inhibitor for treatment of SARS Coronavirus infections.

Commercial Operations

Our commercial operations are focused on the procurement of rights to generic pharmaceutical products for sale, currently in Canada and ultimately around the world. We seek to secure such rights through various types of strategic arrangements, including:

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

We currently have the following generic prescription drugs on the market in Canada:

Drug	Action/Indication/Therapeutic Area	Reference/Brand
Abiraterone*	Oncology	Zytiga®
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Betahistine	Vertigo	Serc®
Bilastine	Allergy	Blexten®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clobetasol*	Anti-inflammatory	Clobex®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Daptomycin*	Antibacterial	Cubicin®
Dasatinib*	Oncology	Sprycel®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Ertapenem*	Antibacterial	Invanz®
Escitalopram	Central nervous system	Cipralex®
Everolimus*	Oncology	Afinitor®
Ezetimibe	Cardiovascular	Ezetrol®

Drug	Action/Indication/Therapeutic Area	Reference/Brand

Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Hanzema®*	Dermatology	Toctino®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Lurasidone	Antipsychotic	Latuda®
Metformin	Diabetes	Glucophage®
Mirtazapine	Central nervous system	Remeron®
Montelukast	Allergy	Singulair®
Olanzapine	Central nervous system	Zyprexa®
Olanzapine ODT	Central nervous system	Zyprexa®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Progesterone*	Women's Health	Prometrium®
Prucalopride	Women's Health	Resotran®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rivaroxaban*	Cardiovascular	Xarelto®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Ursodiol	Cholelithiasis	Urso®
Varenicline	Smoking cessation	Champix®
Zoledronic Acid*	Osteoporosis	Aclasta®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

* Sold through distribution agreements in which we act as distributor.

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

Results of Operations

Comparison of results of operations for the three months ended March 31, 2025 and 2024

During the three months ended March 31, 2025, we generated $8,901,341 in sales, compared to $7,541,046 for the three months ended March 31, 2024, an increase of $1,360,295, or 18.0%. The increase is attributable to new product launches and expanded marketing and sales efforts. The direct cost for generating these sales was $6,170,915 (69.3%) for the three months ended March 31, 2025, compared to $5,186,709 (68.8%) for the three months ended March 31, 2024, largely unchanged. Our gross profit for the three months ended March 31, 2025 was $2,730,426, compared to $2,354,337 for the three months ended March 31, 2024, an increase of $376,089.

General and administrative expenses during the three-month period ended March 31, 2025, were $4,026,176, compared to $3,704,926 during the three-month period ended March 31, 2024, an increase of $321,250. This relatively small increase was the net result of increases and decreases in specific expense categories. For example, while consulting fees increased by $317,886 and marketing expenses increased by $200,315, there was a decrease in accounting fees of $58,247 and legal fees of $194,799. Overall, we incurred a loss of $1,295,750 from our operations for the three months ended March 31, 2025, compared to a loss of $1,350,589 from our operations in the three-month period ended March 31, 2024.

In addition, we had interest income of $75,367 during the three months ended March 31, 2025, compared to interest income of $144,089 during the three months ended March 31, 2024, as a result of having less cash on hand.

As a result, we incurred a net loss of $1,179,771 ($0.44 per share) for the three months ended March 31, 2025, compared to a net loss of $1,283,801 ($2.00 per share) for the three-month period ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $8,124,610.

Net cash used in operating activities was $1,713,835 during the three months ended March 31, 2025, compared to $3,185,158 during the three-month period ended March 31, 2024. The decrease was a result of reduced cash required for the operations of Nora Pharma.

Cash flows used in investing activities were $176,024 for the three months ended March 31, 2025, compared to $668,736 for the three months ended March 31, 2024. The decrease was the result of less cash invested in Nora Pharma.

Cash flows provided by financing activities were $338,137 during the three months ended March 31, 2025, compared to $5,398,149 during the three months ended March 31, 2024. The decrease was primarily as a result of no financing events completed during the three months ended March 31, 2025, compared to an offering yielding net proceeds of $8,522,411 completed during the three months ended March 31, 2024.

We are currently generating revenue of approximately $8.9 million per quarter and incurring a quarterly deficit of approximately $1.2 million. In addition to increasing sales and streamlining operations to reduce expenses, we are currently focusing our attention on lowering our cost of goods sold from our current level of approximately 70% to possibly 60%. We believe these measures could bring us to breakeven and make us less dependent on the capital markets for financing. We believe our existing cash on hand together with cash we generate from sales will be sufficient to fund our operations for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceuticals operations. Additional capital may not be available on terms acceptable to us, or at all.

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

For a detailed list of significant accounting policies, please see our annual report on Form 10-K for the fiscal year ended December 31, 2024, including our financial statements and notes thereto included therein as filed with the SEC on April 1, 2025.

Recently Adopted Accounting Standards

We have adopted all new accounting standards impacting operations.

Off Balance-Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no Director or Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 15, 2025.

SUNSHINE BIOPHARMA INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

