Form 10-Q
period 2025-06-30
Sunshine Biopharma Inc.
filed 2025-08-12
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of August 12, 2025, was 4,555,945 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,305,320	$9,686,529
Accounts receivable	3,587,560	3,868,418
Inventory	13,018,702	11,278,105
Prepaid expenses	939,436	1,133,297
Total Current Assets	27,851,018	25,966,349
Long-Term Assets:
Property & equipment	638,354	546,055
Intangible assets	2,490,827	3,019,717
Deferred tax asset	92,234	92,234
Right-of-use-asset	892,817	936,037
Total Long-Term Assets	4,114,232	4,594,043
TOTAL ASSETS	$31,965,250	$30,560,392

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$4,797,465	$5,543,085
Earnout payable	295,797	295,797
Income tax payable	258,158	268,276
Right-of-use-liability	222,496	207,756
Total Current Liabilities	5,573,916	6,314,914
Long-Term Liabilities:
Right-of-use-liability	706,530	744,724
Total Long-Term Liabilities	706,530	744,724
TOTAL LIABILITIES	6,280,446	7,059,638

SHAREHOLDERS' EQUITY
Preferred Stock Series B $0.10 par value per share; 1,000,000 shares authorized, 130,000 shares issued and outstanding	13,000	13,000
Common Stock $0.001 par value per share; 3,000,000,000 shares authorized, 4,555,945 and 2,580,098 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	4,555	2,580
Capital paid in excess of par value	97,376,841	93,354,907
Accumulated comprehensive income (loss)	280,787	(829,959)
Accumulated (Deficit)	(71,990,379)	(69,039,774)
TOTAL SHAREHOLDERS' EQUITY	25,684,804	23,500,754

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,965,250	$30,560,392

See Accompanying Notes To These Unaudited Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Revenue:	$9,410,230	$9,303,067	$18,311,571	$16,844,113
Cost of Sales	5,987,364	6,946,810	12,158,279	12,133,519
Gross profit	3,422,866	2,356,257	6,153,292	4,710,594

General & Administrative Expenses:
Accounting	75,611	88,394	369,370	440,400
Consulting	736,727	54,048	1,102,014	101,449
Director fees	100,000	100,000	200,000	200,000
Legal	64,995	223,436	92,194	445,434
Marketing	201,658	256,325	600,019	454,371
Office	806,605	713,245	1,732,483	1,673,636
R&D	196,232	436,235	411,509	658,268
Salaries	2,048,676	1,556,176	3,574,122	3,089,888
Taxes	112,675	145,805	222,851	221,706
Impairment of intangible assets	1,061,809	–	1,061,809	–
Depreciation	72,533	50,870	137,326	93,488
Total General & Administrative Expenses	5,477,521	3,624,533	9,503,697	7,378,640
(Loss) from operations	(2,054,655)	(1,268,276)	(3,350,405)	(2,668,046)

Other Income (Expense):
Foreign exchange gain	1,940	286,535	2,391	280,768
Interest income	72,715	143,995	148,082	288,084
Interest expense	–	(245)	–	(245)
Total Other Income (Expense)	74,655	430,285	150,473	568,607

Net (loss) before income taxes	(1,980,000)	(837,991)	(3,199,932)	(2,099,439)
Provision for income taxes	209,166	343,691	249,327	321,338
Net (Loss)	$(1,770,834)	$(494,300)	$(2,950,605)	$(1,778,101)

Other comprehensive income:
Gain (Loss) from foreign exchange translation	1,084,557	(835,450)	1,110,746	(1,379,155)
Comprehensive (Loss)	$(686,277)	$(1,329,750)	$(1,839,859)	$(3,157,256)

Basic (Loss) per common share	$(0.39)	$(9.94)	$(0.82)	$(43.48)
Weighted Average Common Shares Outstanding (Basic )	4,496,108	49,726	3,604,653	40,896

See Accompanying Notes To These Unaudited Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net (Loss)	$(2,950,605)	$(1,778,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,326	93,494
Intangible asset impairment	1,061,809	–
Stock issued for services	–	12,000
Accounts receivable	492,384	(2,308,159)
Inventory	(1,123,909)	(2,949,128)
Prepaid expenses	255,548	167,656
Accounts Payable & accrued expenses	(849,702)	2,794,798
Earn-out payable	–	(2,547,831)
Income tax payable	(10,118)	(1,247,671)
Net Cash Flows (Used In) Operating Activities	(2,987,267)	(7,762,942)

Cash Flows From Investing Activities:
Reduction in right-of-use asset	94,402	61,075
Purchase of intangible assets	(594,714)	(234,569)
Purchase of equipment	(167,490)	(1,037,450)
Net Cash Flows (Used In) Investing Activities	(667,802)	(1,210,944)

Cash Flows From Financing Activities:
Proceeds from public offering net (common stock)	1,828,596	8,522,411
Exercise of warrants	2,195,312	45,000
Purchase of treasury stock	–	(3,139,651)
Lease liability	(75,536)	(58,194)
Net Cash Flows Provided by Financing Activities	3,948,372	5,369,566

Cash and Cash Equivalents at Beginning of Period	9,686,529	16,292,347
Net increase (decrease) in cash and cash equivalents	293,304	(3,604,320)
Foreign currency translation adjustment	325,487	(1,180,282)
Cash and Cash Equivalents at End of Period	$10,305,320	$11,507,745

Supplementary Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$956,012
Stock issued for services	$–	$12,000

See Accompanying Notes To These Unaudited Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

	Number Of Common Shares	Common	Capital Paid in Excess of Par	Number Of Preferred Shares	Preferred	Compre- hensive	Accumulated
Three Months Period	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total
Balance March 31, 2025	2,707,541	$2,707	$93,710,078	130,000	$13,000	$(803,770)	$(70,219,545)	$22,702,470
Exercise of warrants	660,000	660	1,839,354	–	–	–	–	1,840,014
Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	1,188,404	1,188	1,827,409	–	–	–	–	1,828,597
Net (loss)	–	–	–	–	–	1,084,557	(1,770,834)	(686,277)
Balance at June 30, 2025	4,555,945	$4,555	$97,376,841	130,000	13,000	$280,787	$(71,990,379)	$25,684,804

Balance March 31, 2024	49,726	$50	$89,843,624	130,000	$13,000	$152,400	$(65,189,459)	$24,819,615
Exercise of warrants	1,120,784	1,121	(1,121)	–	–	–	–	–
Net (loss)	–	–	–	–	–	(835,450)	$(494,300)	(1,329,750)
Balance June 30, 2024	1,170,510	$1,171	$89,842,503	130,000	$13,000	$(683,050)	$(65,683,759)	$23,489,865

Six Months Period
Balance December 31, 2024	2,580,098	$2,580	$93,354,907	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754
Exercise of warrants	787,443	787	2,194,525	–	–	–	–	2,195,312
Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	1,188,404	1,188	1,827,409	–	–	–	–	1,828,597
Net (loss)	–	–	–	–	–	1,110,746	(2,950,605)	(1,839,859)
Balance at June 30, 2025	4,555,945	$4,555	$97,376,841	130,000	13,000	$280,787	$(71,990,379)	$25,684,804

Balance December 31, 2023	14,012	$14	$84,415,900	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361
Preferred Stock issued to related party	–	–	–	120,000	12,000	–	–	12,000
Common stock and pre-funded warrants issued in an underwritten public offering , net of issuance costs	13,214	13	8,522,398	–	–	–	–	8,522,411
Exercise of warrants	1,143,284	1,144	43,856	–	–	–	–	45,000
Repurchase of warrants	–	–	(3,139,651)	–	–	–	–	(3,139,651)
Net (loss)	–	–	–	–	–	(1,379,155)	(1,778,101)	(3,157,256)
Balance at June 30, 2024	1,170,510	$1,171	$89,842,503	130,000	13,000	$(683,050)	$(65,683,759)	23,489,865

See Accompanying Notes To These Unaudited Consolidated Financial Statements

Sunshine Biopharma Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

Sunshine Biopharma has two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation through which we currently have 74 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation through which we develop and sell nonprescription over-the-counter (“OTC”) supplements. The Company operates the two subsidiaries as a single business segment.

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian Provinces. However, Provincial governments in Canada reimburse patients for their prescription drug expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on government policies which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance (“pCPA”), the entity that negotiates drug prices on behalf of the government, and the Canadian Generic Pharmaceutical Association resulted in updated generic pricing for certain products which took effect on October 1, 2023. The updated prices are valid for three years and the agreement contains an option to extend for an additional two years. On February 10, 2024, the Canadian federal government joined the generic drug reimbursement program as a payor under the Pharmacare Act. This development further strengthened the Canadian generic drug market, which is the Company’s current focus.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	K1.1 mRNA, a Lipid Nano-Particle (LNP) targeted for liver cancer
•	SBFM-PL4, a PLpro protease inhibitor for treatment of SARS Coronavirus infections

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the six month periods ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025. These financial statements should be read in conjunction with that report.

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

Note 4 – Registered Direct Offering

On April 3, 2025, the Company completed a registered direct offering of 1,188,404 shares of common stock (or pre-funded warrants) at an offering price of $2.07 per share (or $2.06999 per pre-funded warrant which is equal to the offering price per share minus an exercise price of $0.001) for gross proceeds of approximately $2.46 million, before deducting fees to the placement agent and other offering expenses payable by the Company. The net proceeds received by the Company were $1,828,596. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until exercised in full. The offering was made pursuant to an effective shelf registration statement on Form S-3 (No. 333-284142) previously filed with the U.S. Securities and Exchange Commission (SEC) and declared effective by the SEC on January 15, 2025.

Note 5 – Acquisition of Nora Pharma Inc.

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

The following table summarizes the allocation of the purchase price as of October 20, 2022, the acquisition date using Nora Pharma’s balance sheet as of the same date:

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

As part of the consideration for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earnout amount of $1,426,914 CAD (approximately $1,036,500 USD) for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid another earnout amount of $3,093,878 CAD (approximately $2,247,400 USD) for the fiscal year ended December 31, 2023. As of June 30, 2025, the remaining earnout balance was $479,208 CAD ($295,797 USD).

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	June 30, 2025	December 31, 2024
Balance at beginning of the year	$3,019,717	1,444,259
Purchase of additional intangible assets (licenses)	594,714	1,694,585
Impairment of Intangible assets (licenses)*	(1,061,809)	0
Total	2,671,749	3,138,844
Less accumulated amortization	(180,922)	(119,127)
Intangible assets, net	$2,490,827	$3,019,717

________________________

*	The impairment was a result of the determination by the Company that certain product licenses could not be commercialized

Note 7 – Plant, Property and Equipment

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

	June 30,	December 31,
	2025	2024
Equipment	$354,321	$336,880
Computer equipment	56,426	53,531
Furniture and fixtures	45,672	50,686
Leasehold improvements	93,135	88,306
Vehicles	501,426	353,185
Total	1,050,980	882,588
Less: Accumulated depreciation	(412,625)	(336,533)
Plant, property and equipment, net	$638,354	$546,055

Note 8 – Inventory

Inventory is comprised of the following:

	June 30,	December 31,
	2025	2024
Finished goods	$13,384,964	$11,352,446
Allowance for obsolete inventory	$(366,262)	$(74,341)
Total Inventory, net of allowance	$13,018,702	$11,278,105

Note 9 – Leases

The Company has obligations as a lessee for office and warehouse space with initial non-cancellable terms in excess of one year. The Company classified the lease as an operating lease. The lease contains a renewal option for a period of five years. Because the Company is certain to exercise the renewal option, the optional period is included in determining the lease term, and associated payments under the renewal option are included in the lease payments. The Company’s lease does not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease contract include fixed payments plus a variable payment. The Company’s lease requires the Company to make variable payments for the Company’s proportionate share of the building’s property taxes, insurance, and common area maintenance. These variable lease payments are not included in lease payments used to determine lease liability and are recognized as variable costs when incurred.

Amounts reported on the balance sheet as of June 30, 2025 were as follows:

Operating lease ROU asset	$892,817
Operating Lease liability - Short-term	$222,496
Operating lease liability - Long-term	$706,530
Remaining lease term	4 Years 6 Months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at June 30, 2025 are as follows:

2025	$112,853
2026	$216,632
2027	$205,372
2028	$194,689
2029	$184,553
Thereafter	$14,927

Note 10 – Income Taxes

The Company’s income tax (expense) / benefit of $209,166 and $249,327 for the three and six months ended June 30, 2025, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

The Company’s income tax (expense) / benefit of $343,691 and $321,338 for the three and six months ended June 30, 2024, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversal of existing temporary differences. The Company has recorded valuation allowances against the majority of its deferred tax assets of June 30, 2025, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC Topic 740, Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The Company is assessing OBBBA’s impact on the Company’s Consolidated Financial Statements but currently does not believe that OBBBA will have a material impact on the Company's income tax expense. As the legislation was signed into law after the close of the Company's second quarter, the impact is not included in its operating results for the three and six months ended June 30, 2025.

Note 11 – Management and Director Compensation

The Company paid its officers aggregate cash compensation of $524,504 and $1,120,356 for the three-month periods ended June 30, 2025 and 2024, respectively. For the six-month periods ended June 30, 2025 and 2024, the Company paid its officers aggregate cash compensation of $988,801 and $1,382,842, respectively. Of the $1,382,842 amount, $400,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

The Company paid its directors aggregate cash compensation of $100,000 for each of the three-month periods ended June 30, 2025 and 2024, and $200,000 for each of the six-month periods ended June 30, 2025 and 2024.

Note 12 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2024 and June 30, 2025, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of December 31, 2024 and June 30, 2025, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

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

On February 15, 2024, the Company completed an underwritten public offering and in connection therewith it issued an aggregate of 35,714 shares of common stock and received $8,522,411 in net proceeds. In connection with this offering, the Company issued 22,500 pre-funded warrants (the “2024 Pre-Funded Warrants”) exercisable at $2.00 per share, 3,986 Series A Warrants exercisable at $4,200.00 per share (subject to adjustment), or pursuant to an alternative cashless exercise provision, and 7,973 Series B Warrants exercisable at $4,760.00 per share, subject to adjustment. As of June 30, 2025, (i) all of the 2024 Pre-Funded Warrants have been exercised resulting in the Company receiving net proceeds of $45,000, (ii) all of the Series A Warrants have been exercised pursuant to the alternative cashless provision resulting in the Company receiving $0 in proceeds, and (iii) 15,577,965 Series B Warrants remained outstanding and their exercise price had been adjusted to $2.07 as a result of two reverse stock splits and a financing event which were conducted subsequent to their issuance. The Series B Warrants expire in February 2029.

On March 4, 2024, the Company issued 100,000 shares of Series B Preferred Stock to the Company’s CEO for a purchase price of $0.10 per share.

In April and May 2024, the Company issued 1,120,784 shares of common stock in connection with the cashless exercise of all of the Series A Warrants and received $0 in proceeds.

On August 16, 2024, the Company issued 150,285 shares of common stock in connection with the rounding up of fractional shares following the reverse stock splits of April 17, 2024 and August 8, 2024.

In August and September 2024, the Company issued 678,865 shares of common stock in connection with the exercise of 678,865 Series B Warrants and received aggregate net proceed of $1,895,610.

In November and December 2024, the Company issued 580,438 shares of common stock in connection with the exercise of 580,438 Series B Warrants and received aggregate net proceeds of $1,618,203.

On January 3, 2025, the Company issued 127,443 shares of common stock upon the exercise of 127,443 Series B Warrants and received $355,298 in net proceeds.

On April 2, 2025, the Company issued 660,000 shares of common stock upon the exercise of 660,000 Series B Warrants and received $1,840,014 in net proceeds.

On April 3, 2025, the Company issued an aggregate of 1,188,404 shares of common stock in connection with a registered direct offering and received $1,828,596 in net proceeds.

As of June 30, 2025 and December 31, 2024, the Company had 4,555,945 and 2,580,098 shares of common stock issued and outstanding, respectively.

The Company has declared no dividends since inception.

Note 13 – Warrants

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

In 2022, 2023, and 2024, the Company completed five (5) financing events, and in connection therewith, it issued warrants as follows:

Schedule of warrants issued with financing
Type	Number	Exercise Price	Expiry Date
2022 Pre-Funded Warrants	1,846	$2.00	Unlimited
Tradeable Warrants*	2,051	$4,440.00	February 2027
Investor Warrants	1,801**	$4,440.00**	March 2027
April Warrants	4,862	$7,520.00	April 2027
May Pre-Funded Warrants	1,751	$2.00	Unlimited
May Investor Warrants	5,952	$1,180.00	November 2028
2024 Pre-Funded Warrants	22,500	$2.00	Unlimited
Series A Warrants	3,986**	$4,200.00**	August 2026
Series B Warrants	7,973**	$4,760.00**	February 2029

*	These warrants trade under the ticker symbol SBFMW.
**	Subject to adjustment.

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

As of June 30, 2025, all of the 2022 Pre-Funded Warrants, all of the May Pre-Funded Warrants, all of the 2024 Pre-Funded Warrants, a total of 1,569 Tradeable Warrants, 1,401 Investor Warrants, all of the Series A Warrants, and 1,919,303 Series B Warrants (as adjusted) were exercised resulting in aggregate net proceeds of $17,412,492 received by the Company.

The Company’s outstanding warrants as of June 30, 2025 consisted of the following:

Schedule of warrants outstanding
Type	Number	Exercise Price	Expiry Date
Tradeable Warrants*	482	$220.00	February 2027
Investor Warrants	400*	$4,000.00*	March 2027
Series B Warrants	15,577,965***	$2.07***	February 2029

*	These warrants trade under the ticker symbol SBFMW.
**	Subject to adjustment of the number of warrants and exercise price upon certain corporate actions such that the aggregate value of the warrants remains unchanged.
***	As adjusted following the financing event of April 3, 2025 and subject to further adjustment of the number of warrants and exercise price upon certain corporate actions such that the aggregate value of the warrants remains unchanged.

Note 14 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the six months ended June 30:

Schedule of computation of basic and diluted net income per share
	2025	2024
Net gain (loss) attributable to common stock	$(2,950,605)	$(1,778,101)
Weighted average common shares outstanding (basic & diluted)	3,604,653	40,896
Basic and diluted gain (loss) per share attributable to common stock	$(0.82)	$(43.48)

Note 15 – Employee Termination

On April 14, 2025, the Company terminated the employment of Mr. Malek Chamoun, president of the Company’s wholly owned Canadian subsidiary, Nora Pharma Inc., and appointed Ms. Catherine Peloquin as the new president of Nora Pharma. Mr. Chamoun was terminated for cause. On April 17, 2025, the Company received a demand letter (the “Demand Letter”) from the attorneys of Mr. Chamoun requesting that the Company pay to Mr. Chamoun $7,307,025 CAD (approximately $5,300,000 USD) within five (5) days. In response to the Demand Letter, the Company issued a letter advising that the demands contained in the Demand Letter, including the sum of $7,307,025 CAD (approximately $5,300,000 USD), are completely unfounded and that it intends to defend itself vigorously. There has been no communications between the parties since June 11, 2025. No provision or accrual was made in the financial statements for any litigation liability or legal expense which the Company may incur in connection with this alleged claim.

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

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We have two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation, through which we currently have 74 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation through which we develop and sell OTC supplements.

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

Generic drugs are pharmaceutically equivalent to the brand name drugs. They contain identical medicinal ingredients in the same amounts as the brands. Generic medications may have different non-medicinal ingredients than the brand name drugs, but the generic developer must show that these do not affect the safety, efficacy, or quality of the drug compared to the brand. When a generic drug company wants to sell a generic drug in Canada, it must file a generic drug submission with Health Canada. The submission is called an Abbreviated New Drug Submission (ANDS). The submission is reviewed by scientists and health care experts at Health Products and Food Branch (HPFB) of Health Canada. All generic drug submissions go through the same process as the brand name drug submissions. If the evaluation shows that the generic drug meets all regulatory requirements (including patent and data protection considerations), Health Canada will issue a Notice of Compliance (NOC) and a Drug Identification Number (DIN) to the applicant. The NOC and DIN signal the drug's official approval in Canada and permit the applicant to market the drug in Canada. Once a company obtains the NOC and DIN for a drug, then it begins the process with Pan-Canadian Pharmaceutical Alliance (pCPA) in order to have the drug listed on the provincial and territorial formularies and federal government drug benefit plans.

We currently have the following generic prescription drugs on the market in Canada:

Drug	Therapeutic Area	Reference/Brand
Abiraterone*	Oncology	Zytiga®
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Betahistine	Vertigo	Serc®
Bilastine	Allergy	Blexten®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clobetasol*	Anti-inflammatory	Clobex®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Daptomycin*	Antibacterial	Cubicin®
Dasatinib*	Oncology	Sprycel®
Dienogest*	Gynecologic pathology	Visanne®
Donepezil	Central nervous system	Aricept®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Ertapenem*	Antibacterial	Invanz®
Escitalopram	Central nervous system	Cipralex®
Everolimus*	Oncology	Afinitor®
Ezetimibe	Cardiovascular	Ezetrol®

Drug	Therapeutic Area	Reference/Brand
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Gabapentin	Central nervous system	Neurontin®
Hanzema®*	Dermatology	Toctino®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Lurasidone	Antipsychotic	Latuda®
Metformin	Diabetes	Glucophage®
Mirtazapine	Central nervous system	Remeron®
Montelukast	Allergy	Singulair®
Olanzapine	Central nervous system	Zyprexa®
Olanzapine ODT	Central nervous system	Zyprexa®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Pegfilgrastim (Niopeg)	Oncology	Neulasta®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Progesterone*	Women's Health	Prometrium®
Prucalopride	Women's Health	Resotran®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rivaroxaban*	Cardiovascular	Xarelto®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Sitagliptin-Metformin*	Diabetes	Janumet®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Tramadol Acetaminophen	Central nervous system	Tramacet®
Ursodiol	Cholelithiasis	Urso®
Varenicline	Smoking cessation	Champix®
Zoledronic Acid*	Osteoporosis	Aclasta®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

* Sold through distribution agreements in which we act as distributor.

In addition to the 74 drugs currently on the market, we have 17 additional drugs in our pipeline anticipated to be launched in 2026. These additional drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory.

We believe the addition of these products to our existing portfolio will strengthen our presence in the Canadian $9.7 billion a year generic drug market (Research and Markets) and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

Research and Development

The following table summarizes our proprietary drugs in development:

Drug Candidate	Therapeutic Area/Indication	Development Stage
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing
SBFM-PL4 (Small Molecule)	Antiviral (SARS Coronavirus Infection)	Animal Testing

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

Results of Operations

Comparison of results of operations for the three months ended June 30, 2025 and 2024

During the three months ended June 30, 2025, we generated $9,410,230 in sales, compared to $9,303,067 for the three months ended June 30, 2024, largely unchanged. The direct cost for generating these sales was $5,987,364 (63.6%) for the three months ended June 30, 2025, compared to $6,946,810 (74.7%) for the three months ended June 30, 2024, a decrease of approximately 11% largely due to procurement of better cost of finished products. Our gross profit for the three months ended June 30, 2025 was $3,422,866, compared to $2,356,257 for the three months ended June 30, 2024, an increase of $1,066,609.

General and administrative expenses during the three-month period ended June 30, 2025, were $5,477,521, compared to $3,624,533 during the three-month period ended June 30, 2024, an increase of $1,852,988. The significant increase was primarily attributable to a $1,061,809 impairment of intangible assets resulting from the determination that certain product licenses could not be commercialized. The other expense categories which contributed to this increase were consulting fees which increased by $682,679 due to fees paid in connection with warrant exercises and salaries, which increased by $492,500 due to new hiring. Overall, we incurred a loss of $2,054,655 from our operations for the three months ended June 30, 2025, compared to a loss of $1,268,276 from our operations in the three-month period ended June 30, 2024.

We had interest income of $72,715 during the three months ended June 30, 2025, compared to interest income of $143,995 during the three months ended June 30, 2024, as a result of having less cash on hand.

As a result of the foregoing, we incurred a net loss of $1,770,834 ($0.39 per share) for the three months ended June 30, 2025, compared to a net loss of $494,300 ($9.94 per share) for the three-month period ended June 30, 2024.

Comparison of results of operations for the six months ended June 30, 2025 and 2024

During the six months ended June 30 2025, we generated revenues of $18,311,571, compared to revenue of $16,844,113 for the six months ended June 30, 2024, an increase of $1,467,458, or 8.7%. The increase is attributable to enhanced marketing efforts in 2025. The direct cost for generating these revenues was $12,158,279 for the six months ended June 30, 2025 (66.4%), compared to $12,133,519 (72.0%) for the six months ended June 30, 2024. The decrease in the cost of goods sold in 2025 was due to the procurement of better cost of finished products. Our gross profit increased by $1,442,698 from $4,710,594 for the six months ended June 30, 2024, to $6,153,292 for the same period in 2025.

General and administrative expenses during the six-month period ended June 30, 2025, were $9,503,697, compared to $7,378,640 during the six-month period ended June 30, 2024, an increase of $2,125,057. The significant increase was primarily attributable to a $1,061,809 impairment of intangible assets resulting from the determination that certain product licenses could not be commercialized. The other expense categories which contributed to this increase were consulting fees which increased by $1,000,565 due to fees paid in connection with warrant exercises and salaries which increased by $484,234 due to new hiring. These increases were offset to some extent by a decrease in legal fees by $353,240 and R&D by $246,759. Overall, we incurred a loss of $3,350,405 from our operations in the six-month period ended June 30, 2025, compared to a loss from operations of $2,668,046 in the similar period of 2024.

We had interest income of $148,082 during the six months ended June 30, 2025, compared to interest income of $288,084 during the six months ended June 30, 2024. The decrease was a result of having less cash on hand.

As a result of the foregoing we incurred a net loss of $2,950,605 ($0.82 per share) for the six-month period ended June 30, 2025, compared to a net loss of $1,778,101 ($43.48 per share) for the six-month period ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $10,305,320.

Net cash used in operating activities was $2,987,267 during the six months ended June 30, 2025, compared to $7,762,942 during the six-month period ended June 30, 2024. The decrease was a result of reduced cash required for the operations of Nora Pharma.

Cash flows used in investing activities were $667,802 for the six months ended June 30, 2025, compared to $1,210,944 for the six months ended June 30, 2024. The decrease was the result of less cash invested in Nora Pharma.

Cash flows provided by financing activities were $3,948,372 during the six months ended June 30, 2025, compared to $5,369,566 during the six months ended June 30, 2024. The decrease was primarily as a result of a smaller financing event completed during the six months ended June 30, 2025, compared to an offering yielding net proceeds of $8,522,411 completed during the six months ended June 30, 2024.

We are currently generating revenue of approximately $9.4 million per quarter and incurring a quarterly deficit of approximately $1.0 million (not including the one-time intangible assets impairment of $1,061,809 during the three months ended June 30, 2025). In addition to increasing sales and streamlining operations to reduce expenses, we are currently focusing our attention on lowering our cost of goods sold from our current level of approximately 65% to approximately 60%. We believe these measures could bring us to breakeven and make us less dependent on the capital markets for financing, although there can be no assurances that we will be successful in achieving these reductions. We believe our existing cash on hand together with cash we generate from sales will be sufficient to fund our operations for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceuticals operations. Additional capital may not be available on terms acceptable to us, or at all.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no Director or Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 2025.

SUNSHINE BIOPHARMA INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

