Form 10-Q
period 2025-09-30
Sunshine Biopharma Inc.
filed 2025-11-13
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of November 13, 2025, was 4,905,945 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,306,438	$9,686,529
Accounts receivable	4,155,599	3,868,418
Inventory	14,063,706	11,278,105
Prepaid expenses	441,489	1,133,297
Total Current Assets	27,967,232	25,966,349
Long-Term Assets:
Property & equipment	598,087	546,055
Intangible assets	2,009,337	3,019,717
Deferred tax asset	92,234	92,234
Right-of-use-asset	820,489	936,037
Total Long-Term Assets	3,520,147	4,594,043
TOTAL ASSETS	$31,487,379	$30,560,392

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$6,137,465	$5,543,085
Earnout payable	295,797	295,797
Income tax payable	–	268,276
Right-of-use-liability	218,053	207,756
Total Current Liabilities	6,651,315	6,314,914
Long-Term Liabilities:
Right-of-use-liability	636,708	744,724
Total Long-Term Liabilities	636,708	744,724
TOTAL LIABILITIES	7,288,023	7,059,638

SHAREHOLDERS' EQUITY
Preferred Stock Series B $0.10 par value per share; 1,000,000 shares authorized; 130,000 shares issued and outstanding	13,000	13,000
Common Stock $0.001 par value per share; 3,000,000,000 shares authorized; 4,555,945 and 2,580,098 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4,555	2,580
Capital paid in excess of par value	97,376,841	93,354,907
Accumulated comprehensive income	(320,841)	(829,959)
Accumulated (Deficit)	(72,874,199)	(69,039,774)
TOTAL SHAREHOLDERS' EQUITY	24,199,356	23,500,754

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,487,379	$30,560,392

See Accompanying Notes To These Unaudited Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Revenue:	$9,417,179	$8,435,178	$27,728,750	$25,279,291
Cost of Sales	6,343,639	5,569,027	18,501,918	17,702,546
Gross profit	3,073,540	2,866,151	9,226,832	7,576,745

General & Administrative Expenses:
Accounting	135,413	124,772	504,783	565,172
Consulting	159,003	475,032	1,261,017	576,481
Director fees	100,000	100,000	300,000	300,000
Legal	193,009	118,311	285,203	563,745
Marketing	235,217	282,745	835,236	737,116
Office	614,661	530,334	2,347,144	2,203,970
R&D	119,298	126,362	530,807	784,630
Salaries	1,833,172	2,093,850	5,407,294	5,183,738
Taxes	119,909	56,471	342,760	278,177
Impairment of intangible assets	554,650	–	1,616,459	–
Depreciation	95,821	64,627	233,147	158,115
Total G & A	4,160,153	3,972,504	13,663,850	11,351,144
(Loss) from operations	(1,086,613)	(1,106,353)	(4,437,018)	(3,774,399)

Other Income (Expenses):
(Loss) on asset sale	(10,250)	–	(10,250)	–
Foreign exchange gain (loss)	253	15,153	2,644	295,921
Interest income	75,352	108,614	223,434	396,698
Interest expense	–	–	–	(245)
Total Other Income (Expenses)	65,355	123,767	215,828	692,374

Net (loss) before income taxes	(1,021,258)	(982,586)	(4,221,190)	(3,082,025)
Provision for income taxes	137,438	(215,217)	386,765	106,121
Net (Loss)	$(883,820)	$(1,197,803)	$(3,834,425)	$(2,975,904)

Other comprehensive income:
Gain (Loss) from foreign exchange translation	(601,628)	851,640	509,118	(527,515)
Comprehensive (Loss)	$(1,485,448)	$(346,163)	$(3,325,307)	$(3,503,419)

Basic (Loss) per common share	$(0.19)	$(0.94)	$(0.98)	$(13.61)

Weighted Average Common Shares Outstanding (Basic)	4,555,945	1,267,565	3,925,235	218,634

See Accompanying Notes To These Unaudited Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows (Unaudited)

	September 30,	September 30,
	2025	2024
Cash Flows From Operating Activities:
Net (Loss)	$(3,834,425)	$(2,975,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	233,489	158,128
Intangible asset impairment	1,616,459	–
Stock issued for services	–	12,000
Accounts receivable	(157,466)	(1,321,173)
Inventory	(2,410,073)	(4,201,955)
Prepaid expenses	291,716	251,391
Reduction in right-of-use asset	147,016	92,231
Accounts payable & accrued expenses	375,084	2,229,074
Lease liability	(129,741)	(87,852)
Earn-out payable	–	(2,547,831)
Income tax payable	152,874	(727,628)
Net Cash Flows (Used In) Operating Activities	(3,715,067)	(9,119,519)

Cash Flows From Investing Activities:
Purchase of intangible assets	(620,817)	(327,088)
Purchase of equipment	(175,530)	(1,554,455)
Asset disposition	10,250	–
Net Cash Flows (Used In) Investing Activities	(786,097)	(1,881,543)

Cash Flows From Financing Activities:
Proceeds from public offering net (common stock)	1,828,596	8,522,411
Exercise of warrants	2,195,312	1,940,610
Purchase of treasury stock	–	(3,139,651)
Net Cash Flows Provided by Financing Activities	4,023,908	7,323,370

Cash and Cash Equivalents at Beginning of Period	9,686,529	16,292,347
Net increase (decrease) in cash and cash equivalents	(477,256)	(3,677,692)
Foreign currency translation adjustment	97,165	(408,000)
Cash and Cash Equivalents at End of Period	$9,306,438	$12,206,655

Supplementary Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$956,012
Stock issued for services	$–	$12,000

See Accompanying Notes To These Unaudited Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

	Number Of Common Shares	Common	Capital Paid in Excess	Number Of Preferred Shares	Preferred	Comprehensive	Accumulated
Three Months Period	Issued	Stock	of Par Value	Issued	Stock	Income	Deficit	Total
Balance at June 30, 2025	4,555,945	$4,555	$97,376,841	130,000	$13,000	$280,787	$(71,990,379)	$25,684,804
Net (loss)	–	–	–	–	–	(601,628)	(883,820)	(1,485,448)
Balance at September 30, 2025	4,555,945	$4,555	$97,376,841	130,000	$13,000	$(320,841)	$(72,874,199)	$24,199,356

Balance June 30, 2024	1,170,510	$1,171	$89,842,503	130,000	$13,000	$(683,050)	$(65,683,759)	$23,489,865
Exercise of warrants	829,150	829	1,894,781					1,895,610
Net (loss)	–	–	–	–	–	851,640	(1,197,803)	(346,163)
Balance September 30, 2024	1,999,660	$2,000	$91,737,284	130,000	$13,000	$168,590	$(66,881,562)	$25,039,312

Nine Months Period
Balance December 31, 2024	2,580,098	$2,580	$93,354,907	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754
Exercise of warrants	787,443	787	2,194,525					2,195,312
Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	1,188,404	1,188	1,827,409	–	–	–	–	1,828,597
Net (loss)	–	–	–	–	–	509,118	(3,834,425)	(3,325,307)
Balance at September 30, 2025	4,555,945	$4,555	$97,376,841	130,000	$13,000	$(320,841)	$(72,874,199)	$24,199,356

Balance December 31, 2023	14,012	$14	$84,415,900	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361
Preferred Stock issued to related party	–	–	–	120,000	12,000	–	–	12,000
Common stock and pre-funded warrants issued in an underwritten public offering, net of issuance costs	13,214	13	8,522,398	–	–	–	–	8,522,411
Exercise of warrants	1,972,434	1,973	1,938,637	–	–	–	–	1,940,610
Repurchase warrants	–	–	(3,139,651)	–	–	–	–	(3,139,651)
Net (loss)	–	–	–	–	–	(527,515)	(2,975,904)	(3,503,419)
Balance at September 30, 2024	1,999,660	$2,000	$91,737,284	130,000	$13,000	$168,590	$(66,881,562)	$25,039,312

See Accompanying Notes To These Unaudited Consolidated Financial Statements

Sunshine Biopharma Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

Sunshine Biopharma has two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio of pharmaceutical products consisting of 76 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription over-the-counter (“OTC”) supplements. The Company operates the two subsidiaries as a single business segment. Sales of the OTC supplements represent less than 3% of the Company’s total sales.

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian provinces. However, provincial governments in Canada reimburse patients for their prescription drug expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on government policies which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance (“pCPA”), the entity that negotiates drug prices on behalf of the government, and the Canadian Generic Pharmaceutical Association (“CGPA”) resulted in updated generic pricing for certain products which took effect on October 1, 2023. The updated prices are valid for three years and the agreement contains an option to extend for an additional two years. On February 10, 2024, the Canadian federal government joined the generic drug reimbursement program as a payor under the Pharmacare Act. This development further strengthened the Canadian generic drug market, which is the Company’s current focus.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	K1.1 mRNA, a Lipid Nano-Particle (LNP) targeted for liver cancer
•	SBFM-PL4, a PLpro protease inhibitor for treatment of SARS Coronavirus infections

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the nine month periods ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2024, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025. These financial statements should be read in conjunction with that report.

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

Note 4 – Registered Direct Offering

On April 3, 2025, the Company completed a registered direct offering of 928,404 shares of common stock and 260,000 pre-funded warrants (the “2025 Pre-Funded Warrants”) at an offering price of $2.07 per share and $2.06999 per pre-funded warrant (which is equal to the offering price per share minus an exercise price of $0.001) for gross proceeds of approximately $2.46 million, before deducting fees to the placement agent and other offering expenses paid by the Company. The net proceeds received by the Company were $1,828,596. The 2025 Pre-Funded Warrants were immediately exercisable and could be exercised at any time until exercised in full.

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

As part of the consideration for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earnout amount of $1,426,914 CAD (approximately $1,036,500 USD) for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid another earnout amount of $3,093,878 CAD (approximately $2,247,400 USD) for the fiscal year ended December 31, 2023. As of September 30, 2025, the remaining earnout balance was $479,208 CAD ($295,797 USD). This remaining earnout amount is currently in dispute following dismissal of Mr. Chamoun by the Company on April 14, 2025 (See Note 16).

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	September 30, 2025	December 31, 2024
Balance at beginning of the year	$3,019,717	$1,444,259
Purchase of licenses	713,912	1,694,585
Impairment*	(1,616,459)	–
Total	2,117,170	3,138,844
Less accumulated amortization	(107,833)	(119,127)
Intangible assets, net	$2,009,337	$3,019,717

________________________

*	The impairment was a result of the determination by the Company that certain product licenses could not be commercialized

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

	September 30,	December 31,
	2025	2024
Equipment	$350,848	$336,880
Computer equipment	74,033	53,531
Furniture and fixtures	44,760	50,686
Leasehold improvements	91,275	88,306
Vehicles	499,640	353,185
Total	1,060,556	882,588
Less: Accumulated depreciation	(462,469)	(336,533)
Plant, property and equipment, net	$598,087	$546,055

Note 8 – Inventory

Inventory is comprised of the following:

	September 30,	December 31,
	2025	2024
Finished goods	$14,604,192	$11,352,446
Allowance for obsolete inventory	$(540,486)	$(74,341)
Total Inventory, net of allowance	$14,063,706	$11,278,105

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

Amounts reported on the balance sheet as of September 30, 2025 were as follows:

Operating lease ROU asset	$820,489
Operating Lease liability - Short-term	$218,053
Operating lease liability - Long-term	$636,708
Remaining lease term	4 Years 3 Months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at September 30, 2025 are as follows:

2025	$110,599
2026	$212,306
2027	$201,271
2028	$190,801
2029	$180,868

Note 10 – Income Taxes

The Company’s income tax (expense) / benefit of $137,438 and $386,765 for the three and nine months ended September 30, 2025, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

The Company’s income tax (expense) / benefit of $215,217 and $106,121 for the three and nine months ended September 30, 2024, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversal of existing temporary differences. The Company has recorded valuation allowances against the majority of its deferred tax assets of September 30, 2025, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC Topic 740, Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The Company currently does not believe that the OBBBA will have a material impact on the Company's income tax expense.

Note 11 – Management and Director Compensation

The Company paid its officers aggregate cash compensation of $788,322 and $240,176 for the three-month periods ended September 30, 2025 and 2024, respectively. For the nine-month periods ended September 30, 2025 and 2024, the Company paid its officers aggregate cash compensation of $2,316,641 and $1,595,711, respectively. Of the $1,595,711 amount, $400,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

The Company paid its directors aggregate cash compensation of $100,000 for each of the three-month periods ended September 30, 2025 and 2024, and $300,000 for each of the nine-month periods ended September 30, 2025 and 2024.

Note 12 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2024 and September 30, 2025, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of December 31, 2024 and September 30, 2025, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

On February 8, 2024, the Company issued 20,000 shares of Series B Preferred Stock to the Company’s CEO for a purchase price of $0.10 per share.

On February 15, 2024, the Company completed an underwritten public offering and in connection therewith it issued an aggregate of 35,714 shares of common stock and received $8,522,411 in net proceeds. In connection with this offering, the Company issued 22,500 pre-funded warrants (the “2024 Pre-Funded Warrants”) exercisable at $2.00 per share, 3,986 Series A Warrants exercisable at $4,200.00 per share (subject to adjustment), or pursuant to an alternative cashless exercise provision, and 7,973 Series B Warrants exercisable at $4,760.00 per share, subject to adjustment. As of September 30, 2025, (i) all of the 2024 Pre-Funded Warrants have been exercised resulting in the Company receiving net proceeds of $45,000, (ii) all of the Series A Warrants have been exercised pursuant to the alternative cashless provision resulting in the Company receiving $0 in proceeds, and (iii) 15,577,965 Series B Warrants remained outstanding and their exercise price had been adjusted to $2.07 as a result of two reverse stock splits and a financing event which were conducted subsequent to their issuance. The Series B Warrants expire in February 2029.

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

As of September 30, 2025 and December 31, 2024, the Company had 4,555,945 and 2,580,098 shares of common stock issued and outstanding, respectively.

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

In 2022, 2023, 2024, and April 2025, the Company completed six (6) financing events, and in connection therewith, it issued warrants as follows:

Type	Number	Exercise Price	Expiry Date
2022 Pre-Funded Warrants	1,846	$2.00	Unlimited
Tradeable Warrants*	2,051	$4,440.00	February 2027
Investor Warrants	1,801**	$4,440.00**	March 2027
April Warrants	4,862	$7,520.00	April 2027
May Pre-Funded Warrants	1,751	$2.00	Unlimited
May Investor Warrants	5,952	$1,180.00	November 2028
2024 Pre-Funded Warrants	22,500	$2.00	Unlimited
Series A Warrants	3,986**	$4,200.00**	August 2026
Series B Warrants	7,973**	$4,760.00**	February 2029
2025 Pre-Funded Warrants	260,000	$0.001	Unlimited

*	These warrants trade under the ticker symbol SBFMW
**	Subject to adjustment

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

As of September 30, 2025, all of the 2022 Pre-Funded Warrants, all of the May Pre-Funded Warrants, all of the 2024 Pre-Funded Warrants, all of the 2025 Pre-Funded Warrants, a total of 1,569 Tradeable Warrants, 1,401 Investor Warrants, all of the Series A Warrants, and 1,919,303 Series B Warrants (as adjusted) were exercised resulting in aggregate net proceeds of $17,412,492 received by the Company.

The Company’s outstanding warrants as of September 30, 2025 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Tradeable Warrants*	482	$220.00	February 2027
Investor Warrants	400*	$4,000.00*	March 2027
Series B Warrants	15,577,965***	$2.07***	February 2029

*	These warrants trade under the ticker symbol SBFMW
**	Subject to adjustment of the number of warrants and exercise price upon certain corporate actions such that the aggregate value of the warrants remains unchanged
***	As adjusted following the financing event of April 3, 2025 and subject to further adjustment of the number of warrants and exercise price upon certain corporate actions such that the aggregate value of the warrants remains unchanged

Note 14 – Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share for the nine months ended September 30:

	2025	2024
Net gain (loss) attributable to common stock	$(3,834,425)	$(2,975,904)
Weighted average common shares outstanding (basic & diluted)	3,925,235	218,634
Basic and diluted gain (loss) per share attributable to common stock	$(0.98)	$(13.61)

Note 15 – New Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024 and requires prospective application with the option to apply it retrospectively. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ending December 31, 2025. The Company is currently evaluating the potential impact of adopting this standard on its disclosures.

ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15, 2026, and requires prospective application with the option to apply it retrospectively. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ending December 31, 2027. The Company is currently evaluating the potential impact of adopting this standard on its disclosures.

Note 16 – Employee Termination

On April 14, 2025, the Company terminated the employment of Mr. Malek Chamoun, president of the Company’s wholly owned Canadian subsidiary, Nora Pharma, and appointed Ms. Catherine Peloquin as the new president of Nora Pharma. On April 17, 2025, the Company received a demand letter (the “Demand Letter”) from the attorneys of Mr. Chamoun requesting that the Company pay to Mr. Chamoun $7,307,025 CAD (approximately $5,300,000 USD) within five (5) days. In response to the Demand Letter, the Company issued a letter on May 1, 2025 advising that the demands contained in the Demand Letter, including the sum of $7,307,025 CAD (approximately $5,300,000 USD), are completely unfounded and that it intends to defend itself vigorously. No provision or accrual was made in the financial statements for any litigation liability or legal expense which the Company may incur in connection with this alleged claim.

Note 17 – Subsequent Events

On October 16, 2025, the Company issued 350,000 shares of common stock upon the exercise of 350,000 Series B Warrants and received net proceeds of $724,500.

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

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We have two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation, through which we currently have 76 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation through which we develop and sell OTC supplements.

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

We currently have the following generic prescription drugs on the market in Canada:

Drug	Therapeutic Area	Brand
Abiraterone*	Oncology	Zytiga®
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Betahistine	Vertigo	Serc®
Bilastine	Allergy	Blexten®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clobetasol*	Anti-inflammatory	Clobex®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Daptomycin*	Antibacterial	Cubicin®
Dasatinib*	Oncology	Sprycel®
Dienogest*	Gynecologic pathology	Visanne®
Donepezil	Central nervous system	Aricept®
Docusate Sodium	Gastroenterology	Silace®
Domperidone	Gastroenterology	Domperidone
Doxycycline	Antibiotic	Vibramycin®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Ertapenem*	Antibacterial	Invanz®
Escitalopram	Central nervous system	Cipralex®
Everolimus*	Oncology	Afinitor®
Ezetimibe	Cardiovascular	Ezetrol®

Drug	Therapeutic Area	Brand
Finasteride	Urology	Proscar®
Flecainide	Cardiovascular	Tambocor®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Gabapentin	Central nervous system	Neurontin®
Hanzema®*	Dermatology	Toctino®
Hydroxychloroquine	Antimalarial	Plaquenil®
Lacosamide	Central nervous system	Vimpat®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Lurasidone	Antipsychotic	Latuda®
Metformin	Diabetes	Glucophage®
Mirtazapine	Central nervous system	Remeron®
Montelukast	Allergy	Singulair®
Olanzapine	Central nervous system	Zyprexa®
Olanzapine ODT	Central nervous system	Zyprexa®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Pegfilgrastim (Niopeg®)	Oncology	Neulasta®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Progesterone*	Women's Health	Prometrium®
Prucalopride	Women's Health	Resotran®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rivaroxaban*	Cardiovascular	Xarelto®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Sitagliptin-Metformin*	Diabetes	Janumet®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Ursodiol	Cholelithiasis	Urso®
Varenicline	Smoking cessation	Champix®
Zoledronic Acid*	Osteoporosis	Aclasta®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

* Sold through distribution agreements in which we act as distributor

In addition to the 76 drugs currently on the market, we have 12 additional drugs in our pipeline which we anticipate launching in 2026. These additional drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory.

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

Our current lead compound was recently found to be active at sub micromolar concentrations against PLpro and exhibited antiviral activity in SRAS-CoV-2 infected cells as well as in cells infected with several different variants of concern. In addition, our compound had favorable pharmacokinetics properties in rodent species and exhibited preferred drug accumulation in the lungs over plasma. The compound was found to be orally active in a K18-human-ACE2 transgenic mouse model and to significantly reduce virus load in the lungs of infected animals in a dose-dependent manner without gross toxicities. In August 2024, we published these and other research results related to this project in the Journal of Medicinal Chemistry (J. Med. Chem. 2024, 67, 13681−13702). A copy of this article is available on our website at: www.sunshinebiopharma.com/scientific-publications. A new manuscript describing the latest research results on our lead compound is currently in preparation.

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

Our wholly owned subsidiary, Nora Pharma, owns over 200 DIN’s issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products. Nora Pharma also owns the rights to sell 10 generic prescription drugs in Canada through distribution agreements with various international partners under which Nora Pharma acts as distributor and receives a percentage of sales.

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

Results of Operations

Comparison of results of operations for the three months ended September 30, 2025 and 2024

During the three months ended September 30, 2025, we generated $9,417,179 in sales, compared to $8,435,178 for the three months ended September 30, 2024, an increase of $982,001, or 11.6%. The direct cost for generating these sales was $6,343,639 (67.4%) for the three months ended September 30, 2025, compared to $5,569,027 (66.0%) for the three months ended September 30, 2024, an increase of 1.4% due to increased cost of finished products. Our gross profit for the three months ended September 30, 2025 was $3,073,540, compared to $2,866,151 for the three months ended September 30, 2024, an increase of $207,389.

General and administrative expenses during the three-month period ended September 30, 2025, were $4,160,153, compared to $3,972,504 during the three-month period ended September 30, 2024, an increase of $187,649. The expense categories that saw an increase were impairment of intangible assets ($554,650) resulting from the determination that certain product licenses could not be commercialized, accounting fees ($10,641), legal fees ($74,698), and office expenses ($84,327). These were offset by a decrease in consulting fees ($316,029), marketing expenses ($47,528), and salaries ($260,678). Overall, we incurred a loss of $1,086,613 from our operations for the three months ended September 30, 2025, compared to a loss of $1,106,353 from our operations in the three-month period ended September 30, 2024, largely unchanged.

We had interest income of $75,352 during the three months ended September 30, 2025, compared to interest income of $108,614 during the three months ended September 30, 2024, as a result of changes in interest rates.

As a result of the foregoing, we incurred a net loss of $883,820 ($0.19 per share) for the three months ended September 30, 2025, compared to a net loss of $1,197,803 ($0.94 per share) for the three-month period ended September 30, 2024, a 24.0% decrease.

Comparison of results of operations for the nine months ended September 30, 2025 and 2024

During the nine months ended September 30, 2025, we generated revenues of $27,728,750, compared to revenue of $25,279,291 for the nine months ended September 30, 2024, an increase of $2,449,459, or 9.7%. The increase is attributable to enhanced marketing efforts in 2025. The direct cost for generating these revenues was $18,501,918 for the nine months ended September 30, 2025 (66.7%), compared to $17,702,546 (70.0%) for the nine months ended September 30, 2024. The decrease in the cost of goods sold in 2025 was due to the procurement of better cost of finished products. Our gross profit increased by $1,650,087 from $7,576,745 for the nine months ended September 30, 2024, to $9,226,832 for the same period in 2025.

General and administrative expenses during the nine-month period ended September 30, 2025, were $13,663,850, compared to $11,351,144 during the nine-month period ended September 30, 2024, an increase of $2,312,706. The significant increase was primarily attributable to a $1,616,459 impairment of intangible assets resulting from the determination that certain product licenses could not be commercialized. The other expense categories which contributed to this increase were consulting fees which increased by $684,536 due to fees paid in connection with warrant exercises, marketing fees which increased by $98,120, office expenses which increased by $143,174, and salaries which increased by $223,556 due to new hiring. These increases were offset to some extent by a decrease in accounting fees by $60,389, legal fees by $278,542, and R&D by $253,823. Overall, we incurred a loss of $4,437,018 from our operations in the nine-month period ended September 30, 2025, compared to a loss from operations of $3,774,399 in the similar period of 2024.

We had interest income of $223,434 during the nine months ended September 30, 2025, compared to interest income of $396,698 during the nine months ended September 30, 2024. The decrease was a result of having less cash on hand.

As a result of the foregoing, we incurred a net loss of $3,834,425 ($0.98 per share) for the nine-month period ended September 30, 2025, compared to a net loss of $2,975,904 ($13,61 per share) for the nine-month period ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $9,306,438.

Net cash used in operating activities was $3,715,067 during the nine months ended September 30, 2025, compared to $9,119,519 during the nine-month period ended September 30, 2024. The decrease was a result of reduced cash required for the operations of Nora Pharma.

Cash flows used in investing activities were $786,097 for the nine months ended September 30, 2025, compared to $1,881,543 for the nine months ended September 30, 2024. The decrease was the result of less cash needed for the Nora Pharma operations.

Cash flows provided by financing activities were $4,023,908 during the nine months ended September 30, 2025, compared to $7,323,370 during the nine months ended September 30, 2024. The decrease was primarily as a result of a smaller financing event completed during the nine months ended September 30, 2025, compared to an offering yielding net proceeds of $8,522,411 completed during the nine months ended September 30, 2024.

On October 14, 2025, we announced that our Board of Directors had allocated $5 million of our cash on hand for investment in Bitcoin. Upon further consideration and in light of recent volatility in Bitcoin, we determined that we will not proceed with this investment.

We are currently generating revenue of approximately $9.4 million per quarter and incurring a quarterly deficit of approximately $1.0 million. In addition to increasing sales and streamlining operations to reduce expenses, we are currently focusing our attention on lowering our cost of goods sold from our current level of approximately 67% to approximately 60%. We believe these measures could bring us to breakeven and make us less dependent on the capital markets for financing, although there can be no assurances that we will be successful in achieving these reductions. We believe our existing cash on hand together with cash we generate from sales will be sufficient to fund our operations for the next 24 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future, including for further research and development activities and possibly clinical trials, as well as expansion of our generic pharmaceutical operations. Additional capital may not be available on terms acceptable to us, or at all.

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

Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2025, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no Director or Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2025.

SUNSHINE BIOPHARMA INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

