Form 10-K
period 2025-12-31
Sunshine Biopharma Inc.
filed 2026-04-03
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2025, was $7,061,719.

As of April 2, 2026, the Registrant had 4,905,945 shares of common stock, par value $0.001 issued and outstanding.

Documents Incorporated by reference: None

i

DEFINED TERMS

Unless the context requires otherwise, references to “Sunshine,” “the Company,” “we,” “us” or “our” in this Form 10-K refer to Sunshine Biopharma Inc. and its subsidiaries. The following are definitions for terms or abbreviations used in this Form 10-K:

ASC	Accounting Standards Codification
ANDS	Abbreviated New Drug Submission
ASU	Accounting Standards Update issued by FASB
CAD	Canadian Dollar
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Novel coronavirus disease of 2019
CSF	NIST Cybersecurity Framework
DIN	Drug Identification Number, an eight-digit number issued by Health Canada authorizing the sale of a drug in Canada
EPS	Earnings per share
EUA	Emergency Use Authorization
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDA Form 483	An official list of inspectional findings that an FDA investigator issues at the end of an inspection
FDIC	Federal Deposit Insurance Corporation
FIFO	First-In-First-Out method for inventory valuation
FTC	Federal Trade Commission
G&A	General and Administrative
GAAP	Generally Accepted Accounting Principles
GDPR	General Data Protection Regulation
GMP	Good Manufacturing Practice
GST	Goods and Services Tax (Canada)
HPFB	Health Products and Food Branch of Health Canada
Health Canada	The Canadian drug regulatory body
HIPPA	Health Insurance Portability and Accountability Act
IND	Investigational New Drug
IT	Information Technology
LNP	Lipid Nano Particle
K1.1 mRNA	The laboratory designation of the Company’s mRNA based anticancer therapy under development
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MERS-CoV	Middle East Respiratory Syndrome Coronavirus
MNPI	Material Non-Public Information
Mpro	Coronavirus main protease
mRNA	Messenger ribonucleic acid
NDA	New Drug Application
NOC	Notice of Compliance issued by Health Canada
Nora Pharma	Nora Pharma Inc., a wholly-owned subsidiary of the Company acquired on October 20, 2022
NPN	Natural Product Number, an eight-digit number issued by Health Canada authorizing the sale of a natural product or a supplement in Canada
OTC	Over-The-Counter
pCPA	pan-Canadian Pharmaceutical Alliance, an alliance of the provincial, territorial and federal governments that determines generic drugs pricing
PCT	Patent Cooperation Treaty
PLpro	Coronavirus papain-like protease
QST	Quebec Sales Tax (Canada)
R&D	Research and Development
ROU	Right of Use
SAR	Stock Appreciation Right
SARS Coronavirus	Severe Acute Respiratory Syndrome Coronavirus, the group of coronaviruses that includes SARS-CoV-2, MERS-CoV, and SARS-CoV
SARS-CoV	Severe Acute Respiratory Syndrome Coronavirus that first appeared in 2003
SARS-CoV-2	Severe Acute Respiratory Syndrome Coronavirus 2, the virus that causes COVID-19
SBFM-PL4	Laboratory designation of the Company’s SARS Coronavirus treatment under development
SEC	U.S. Securities and Exchange Commission
SOC	Security Operations Center
Street Name	Securities held in the name of a brokerage firm on behalf of a client
Sunshine Canada	Sunshine Biopharma Canada Inc., a wholly owned subsidiary of the Company
U.S.	United States of America
USD	U.S. Dollars. All applicable references in this report refer to US Dollars unless otherwise specifically stated.
USPTO	United States Patent and Trademark Office

ii

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

iii

PART I

ITEM 1. BUSINESS

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We have two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation, through which we currently have 71 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells OTC supplements.

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

We currently have the following generic prescription drugs on the market in Canada:

Drug	Therapeutic Area	Brand
Abiraterone*	Oncology	Zytiga®
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Betahistine	Vertigo	Serc®
Bilastine	Allergy	Blexten®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clobetasol*	Anti-inflammatory	Clobex®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Daptomycin*	Antibacterial	Cubicin®
Dasatinib*	Oncology	Sprycel®
Docusate	Gastroenterology	Colace®
Donepezil	Central nervous system	Aricept®
Doxycycline	Antibacterial	Vibramycin®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Ertapenem*	Antibacterial	Invanz®
Escitalopram	Central nervous system	Cipralex®
Everolimus*	Oncology	Afinitor®
Ezetimibe	Cardiovascular	Ezetrol®
Finasteride	Urology	Proscar®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Gabapentin	Central nervous system	Neurontin®
Hanzema®*	Dermatology	Toctino®
Hydroxychloroquine	Antimalarial	Plaquenil®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Lurasidone	Antipsychotic	Latuda®
Metformin	Diabetes	Glucophage®
Mirtazapine	Central nervous system	Remeron®
Montelukast	Allergy	Singulair®
Olanzapine	Central nervous system	Zyprexa®
Olanzapine ODT	Central nervous system	Zyprexa®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Pegfilgrastim	Oncology	Neulasta®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®

Pregabalin	Central nervous system	Lyrica®
Progesterone*	Women's Health	Prometrium®
Prucalopride	Women's Health	Resotran®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rivaroxaban*	Cardiovascular	Xarelto®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Ursodiol	Cholelithiasis	Urso®
Varenicline	Smoking cessation	Champix®
Zoledronic Acid*	Osteoporosis	Aclasta®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

*Sold through distribution agreements in which we act as distributor.

In addition to the 71 drugs currently on the market, we have 22 additional drugs in our pipeline including 12 we anticipate launching during the remainder of 2026. These additional drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory.

We believe the addition of these products to our existing portfolio will strengthen our presence in the Canadian $10.4 billion a year generic drugs market (IMARC Group) and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

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

Our Anti-Coronavirus research effort has been focused on developing an inhibitor of PLpro and, on May 22, 2020, we filed a provisional patent application in the United States covering composition subject matter pertaining to small molecules for inhibition of the Coronavirus PLpro as well as Mpro. Our provisional patent application, entitled Inhibitors of Coronavirus Protease, was converted into a PCT patent application on April 30, 2021. On December 23, 2025, we received a Notice of Allowance from the USPTO for our PCT patent application. Full patents are typically issued by the USPTO 4 to 8 weeks following the issuance of the Notice of Allowance and payment of the issue fees.

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

Our current lead compound has been found to be active at sub micromolar concentrations against PLpro and exhibited antiviral activity in SRAS-CoV-2 infected cells as well as in cells infected with several different variants of concern. In addition, our compound had favorable pharmacokinetics properties in rodent species and exhibited preferred drug accumulation in the lungs over plasma. The compound was found to be orally active in a K18-human-ACE2 transgenic mouse model and to significantly reduce virus load in the lungs of infected animals in a dose-dependent manner without gross toxicities. In August 2024, we published these and other research results related to this project in the Journal of Medicinal Chemistry (J. Med. Chem. 2024, 67, 13681−13702). A copy of this article is available on our website at: www.sunshinebiopharma.com/scientific-publications. Additional research results on our lead compound have recently been submitted for publication in the Journal of Medicinal Chemistry and the research article has been peer-reviewed and is currently in press.

Intellectual Property

On May 22, 2020, we filed a provisional patent application in the United States for a new treatment for Coronavirus infections. Our patent application, entitled Inhibitors of Coronavirus Protease, covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro, an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020. On April 30, 2021, we filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro. The priority date of May 22, 2020 has been maintained in the newly filed PCT application. On December 23, 2025, we received a Notice of Allowance from the USPTO for our PCT patent application. Full patents are typically issued by the USPTO 4 to 8 weeks following the issuance of the Notice of Allowance and payment of the issue fees.

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

On September 30, 2025, we received official trademark registration from the United States Patent and Trademark Office (Registration No. 7,963,385) for “Sunshine Biopharma Inc.” and Design.

On November 10, 2025, we received confirmation of from the Canadian Intellectual Property Office of Canadian trademark registration (Registration No. TMA1,056,964 and TMA1,056,969) for “Sunshine Biopharma Inc.” and Design.

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

Our generic prescription medicines are produced in compliance with GMP guidelines as for brand-name drugs. Prescription drugs dossiers are filed with Health Canada in order to obtain a manufacturing Notice of Compliance (NOC) and a Drug Identification Number (DIN). The same grant the applicant marketing authorization in Canada. Nora Pharma secures cross-licenses from supply partners holding NOC’s and in turn applies to Health Canada to obtain DIN’s issued in Nora Pharma’s name in order to commercialize the products in Canada under the Nora Pharma label. In Canada, the pan-Canadian Pharmaceutical Alliance (pCPA), an alliance of the provincial, territorial and federal governments that collaborates on a range of public drug plan initiatives to increase and manage access to clinically effective and affordable drug treatments, determines generic drugs pricing based on a percentage of the price of the brand-name reference products.

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

Manufacturing

Our generic drugs are manufactured by our various international partners (licensors or distribution partners) under long-term contracts. We purchase finished goods from these partners at varying costs. At present, approximately 75% of the drugs in our products portfolio are manufactured by three (3) suppliers overseas.

We currently do not have any proprietary drugs on the market. Research quantities of our proprietary drug candidates are manufactured at the University of Arizona located in Tucson, Arizona (Anti-Coronavirus compounds) and WuXi App Tech located in Hong Kong, China (K1.1 mRNA).

Our OTC products are manufactured under contract by INOV Pharma Inc. located in Montreal, Canada.

Marketing and Sales

Our generic drugs are currently being sold in Canada in the province of Quebec, and to a much lesser extent in the provinces of Ontario, Alberta and British Columbia. All of our generic drug sales are conducted by Nora Pharma’s sales representatives. A segment of our marketing team provides human resources, commercial and technical assistance, as well as training and educational support to pharmacy owners. We believe these pharmacy support activities, which we provide mostly free of charge, enhance our visibility in the marketplace and bolster our sales efforts.

Our OTC products are sold in Canada exclusively through the Amazon marketplace, and until the third quarter of 2025, were also sold in the United States exclusively through the Amazon marketplace. In Q3 2025, we discontinued our Amazon sales operations in the United States. We rely on Amazon’s infrastructure for order processing, fulfillment, and customer service. Prior to our discontinuation of sales operations in the United States, revenue from OTC product sales was derived approximately 10% from the United States and 90% from Canada. Our personnel, together with outside consultants develop and place ads on various media platforms and manage our Amazon.ca account.

Competition

According to IMARC Group, the Canadian generic pharmaceuticals market was valued at approximately $10.4 billion USD in 2024 and is expected to grow to $19.7 billion USD by 2033. Generic pharmaceutical companies produce and deliver more than 70% of the prescribed medicines with high quality at affordable prices. There are more than 35 active generic players in the Canadian market, of which, the top 3 hold approximately 50% share of the total market. Nora Pharma is relatively new in this space but has demonstrated one of the fastest year-over-year sales growth amongst its peers.

Our Anti-Coronavirus drug development project is in direct competition with several companies in the U.S. that have developed effective vaccines or treatment options for COVID-19. The companies focused on treatments include Pfizer, Merck, Gilead, Eli Lilly, and Regeneron. Today two leading vaccines (Pfizer’s, and Moderna’s) and two antibody treatments (Regeneron’s, and Eli Lilly’s) are in use. Gilead’s Remdesivir, an antiviral injectable, was approved by the FDA for treatment of COVID-19 in October 2020. In addition, in December 2021, Pfizer received Emergency Use Authorization (“EUA”), for its antiviral pill, Paxlovid, and, in the same month, the FDA granted Merck EUA for its antiviral pill, Molnupiravir. While the approved vaccines, pills and injectable treatments are effective, we believe that additional treatment options such as the one we are developing which targets a different part of the virus could potentially form an important component of the range of anti-coronavirus treatment options available to physicians.

In the area of anticancer drug development, we compete with large publicly and privately held companies engaged in developing new cancer therapies. There are numerous other entities engaged in oncology therapeutics development that have greater resources than us. Nearly all major pharmaceutical companies including Merck, Amgen, Roche, Pfizer, Bristol-Myers Squibb and Novartis, to name a few, have on-going anticancer drug development programs and some of the drugs they may develop could be in direct competition with our own. In addition, a number of smaller companies are working in the area of cancer therapy and could develop drugs that may be in competition with ours.

Similarly, our OTC products compete within a very crowded and highly competitive product sector. As of the date of this report, we believe Essential•9™ is the only Essential Amino Acid supplement that comprises all 9 essential amino acids in capsule form.

Workforce

As of the date of this report, we have a total of 50 employees, all of whom are full-time.

Presently, our proprietary drug development activities are subcontracted out to specialized service providers in the U.S., Canada and overseas. We also use consultants and outside professionals for various other activities including marketing, accounting, and IT.

Labor laws in the Province of Quebec provide for certain guaranteed minimum entitlements, including minimum wages, maternity leave, medical leave, employee termination conditions, and other similar benefits. Moreover, the Province of Quebec has various language laws governing language use in the workplace. These laws require corporate operations carried out in the Province of Quebec to be conducted to a large extent, and in some cases entirely, in French. We and our Canadian subsidiaries operating in the Province of Quebec are fully compliant with these laws.

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

Risks Related to Our Business

We have incurred losses and may never achieve profitability

We have an accumulated deficit of $75,015,126 as of December 31, 2025. We incurred a net loss of $5,975,352 for the year ended December 31, 2025, and a net loss of $5,134,116 for the year ended December 31, 2024. We may never achieve profitability.

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

In recent years, the generic pharmaceutical business has experienced increased volatility in volumes due in large part to global supply chain issues following the COVID-19 pandemic. Since 2022, as the global economy has recovered from the impact of the COVID-19 pandemic, it has also been experiencing additional macroeconomic pressures such as rising inflation and disruptions to the global supply chain, in part resulting from ongoing conflicts and tariff escalations. We may experience supply discontinuities due to macroeconomic issues, regulatory actions, including sanctions and trade restrictions, labor disturbances and approval delays, which may impact our ability to timely meet demand in certain instances. These adverse market forces have a direct impact on our overall performance. Any such disruptions could have a material adverse impact on our business and our results of operation and financial condition.

Other risks associated with our generic pharmaceutical business include:

•	Current macroeconomic conditions are becoming increasingly less stable due to ongoing war in Ukraine, and the Middle East, and threats of war in various other areas around the world including South America, Greenland, and the Far East. Destabilized macroeconomics conditions pose a serious threat to supply chains around the world including those for the generic pharmaceutical business. Nearly all of Nora Pharma’s generic drugs are manufactured outside Canada and the United States and could experience disruptions which would adversely affect our main source of revenue.

•	Supply chains discontinuities due to other issues, including unforeseen regulatory actions, economic sanctions, trade restrictions, labor disturbances and approval delays, may impact our ability to timely meet customer demand in certain instances. These adverse market forces would have a direct impact on our ability to achieve our sales projections.

•	If Nora Pharma encounters difficulties in executing launches of new products, it may not be able to offset the increasing price erosion on existing products resulting from pricing pressures and increasing generics approvals for competitors. Such unsuccessful launches can be caused by many factors, including delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays to execute launches of new generic products could have a material adverse effect on Nora Pharma’s business and its ability to realize projected sales.

•	Nora Pharma’s sales of generic pharmaceutical products in Canada are heavily dependent on federal and provincial reimbursement frameworks, which determine pricing, formulary inclusion, and allowable markups. Any changes to these government-controlled reimbursement policies, whether through cost-containment measures, reference pricing adjustments, or formulary restrictions, could adversely affect Nora Pharma’s revenues in this market.

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

We may experience delays in launching our new generic products

If we cannot execute timely launches of new products, we may not be able to offset the increasing price erosion on existing products resulting from pricing pressures and approvals for competing products. Such unsuccessful launches can be caused by many factors, including delays in regulatory approvals, lack of operational or clinical readiness or patent litigation. Failure or delays in executing launches of new generic products could have a material adverse effect on our business, financial condition, and results of operations.

We may not receive required regulatory approval for any of our non-generic pharmaceutical product candidates

We have not received approval for any of our proprietary (non-generic) drug development operations product candidates from the FDA or any other regulatory bodies in other jurisdictions. Any compounds we discover or in-license will require extensive and costly development, preclinical testing and clinical trials prior to seeking regulatory approval for commercial sales. Our most advanced product candidate, K1.1 mRNA and our potential Covid-19 treatment in development may never be approved for commercial sale. We have not made any filings to date with the FDA or other regulatory bodies in other jurisdictions. The time required to attain product sales and profitability is expensive, lengthy and highly uncertain. If we fail to obtain required regulatory approvals for our pharmaceutical product candidates our business will be materially harmed.

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

If we are unable to attract and retain qualified scientific, technical, and key management personnel, or if our key executive, Dr. Steve N. Slilaty, discontinues his employment with us, it may delay our research and development efforts

We rely on the services of Dr. Slilaty for strategic and operational management, as well as for scientific and/or medical expertise in the development of our products. The loss of Dr. Slilaty would result in a significant negative impact on our ability to implement our business plan. The loss of Dr. Slilaty would also significantly delay or prevent the achievement of our business objectives.

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

Even if we obtain required U.S. and foreign regulatory approvals, as applicable, factors that may inhibit our efforts to commercialize our pharmaceutical product candidates without strategic partners or licensees include:

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

If we cannot maintain the confidentiality of our technology and other confidential information in connection with our collaborations, then our ability to receive patent protection or protect our proprietary information will be impaired. In addition, some of the technology we have licensed relies on inventions developed using U.S. government resources. Under applicable law, the U.S. government has the right to require us to grant a nonexclusive, partially exclusive or exclusive license for such technology to a responsible applicant or applicants, upon terms that are reasonable under the circumstances, if the government determines that such action is necessary.

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

The failure of our suppliers to supply quality materials in sufficient quantities, at a favorable price, and in a timely fashion could adversely affect the results of our operations

Our outside manufacturers buy raw materials from a limited number of suppliers. The loss of any of our major suppliers or of any supplier who, through our contract manufacturer, provides us materials that are hard to obtain elsewhere at the same quality could adversely affect our business operations. Although we believe we could establish alternate manufacturers and sources for most of our raw materials, any delay in locating and establishing relationships with other sources could result in shortages of products we manufacture from such raw materials, with a resulting loss of sales and customers.

A shortage of raw materials or an unexpected interruption of supply could also result in higher prices for those materials. We have experienced increases in various raw material costs, transportation costs and the cost of petroleum-based raw materials and packaging supplies used in our business. Increasing cost pricing pressures on raw materials and other products occurred throughout fiscal 2024 and 2025 as a result of limited supplies of various ingredients, and the effects of higher labor and transportation costs. We expect these upward pressures to continue through fiscal 2026. Although we may be able to raise our prices in response to significant increases in the cost of raw materials, we may not be able to raise prices sufficiently or quickly enough to offset the negative effects such cost increases could have on our results of operations or financial condition.

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

Our manufacturing and third-party fulfillment activities are subject to certain risks

Our products are manufactured at third party manufacturing facilities in Canada and overseas. As a result, we are dependent on the uninterrupted and efficient operation of these facilities. Such manufacturing operations, and those of their suppliers, are subject to power failures, blackouts, border shutdowns, telecommunications failures, computer viruses, cybersecurity vulnerabilities, human error, breakdown, failure or substandard performance. The occurrence of these or any other operational problems, including the improper installation or operation of equipment, terrorism, pandemics, natural or other disasters, intentional acts of violence, and the need to comply with the requirements or directives of governmental agencies, including the FDA and Health Canada may have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a concentrated base of finished goods suppliers, which increases our risk of product interruption

Approximately 75% of the drugs in our products portfolio are manufactured by three (3) suppliers overseas. Reliance on a limited number of third-party suppliers for finished products exposes us to material operational, regulatory, and financial risks. Because these suppliers are responsible for manufacturing, packaging, and releasing finished pharmaceuticals under stringent regulatory requirements, any disruption in their operations can directly affect our ability to maintain continuous product supply. Disruptions may arise from GMP non-compliance, regulatory inspection findings, quality system failures, contamination events, batch deviations, or shortages of critical components such as active pharmaceutical ingredients, excipients, or specialized packaging. Regulatory actions, including FDA Form 483 observations, warning letters, import alerts, or license suspensions can halt production or delay batch release. These risks, individually or in the aggregate, could have a material adverse effect on our business, financial condition, and results of operations.

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

If we are unable to continue to meet the listing requirements of Nasdaq, our common stock will be delisted

Our common stock currently trades on Nasdaq, where it is subject to various listing requirements, including Nasdaq Rule 5500(a)(2), which requires that our common stock maintain a minimum bid price of at least $1.00 to maintain its listing on Nasdaq (the “Bid Price Rule”).

Our common stock has recently traded at prices slightly above the $1.00 Nasdaq required minimum bid price requirement. In addition, though we have obtained stockholder approval to authorize the board of directors to implement a reverse stock split in its discretion, in a ratio of up to 1-for-10, there is no assurance that, even if we implement a reverse split, we will be able to maintain compliance with the Bid Price Rule or other applicable requirements for continued listing on Nasdaq. If we are unable to maintain compliance with Nasdaq listing requirements, we could be subject to suspension and delisting proceedings. A delisting of our common stock and our inability to list on another national securities market could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use certain registration statements to offer and sell freely tradeable securities, thereby limiting our ability to access the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.

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

Additional stock offerings in the future or the issuance of stock upon exercise of outstanding warrants may dilute then-existing shareholders’ percentage ownership in our Company

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. In addition, as of the date of filing of this report, we had 15,227,962 Series B Warrants issued and outstanding, each exercisable to purchase one share of our common stock at an exercise price of $2.07 per warrant. The issuance of additional securities in the future will dilute the percentage ownership of our current stockholders.

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

Our wholly owned subsidiary, Nora Pharma, currently occupies a 23,500 square foot facility located at 1565 Boulevard Lionel-Boulet, Varennes, Quebec, Canada, J3X 1P7 pursuant to a lease agreement that expires in January 2030, with an option to extend for 5 years. This site is composed of 18,500 square feet of warehouse space and 5,000 square feet of executive office space. The facility houses all administrative, marketing, quality control, regulatory affairs, and other operations personnel, as well as a Health Canada licensed warehouse space. We pay a monthly rent of $27,250 CAD (approximately $19,900 USD), including taxes. We estimate that this facility is adequate for annual sales of approximately $50 to $75 million, past which we will need to find additional space. We classified this lease as an operating lease but we account for liabilities and benefits resulting therefrom.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any legal proceedings, except as set forth below.

On January 16, 2026, the Company received a demand letter from the attorneys of Mr. Andrew Telsey, the Company’s former legal counsel, asserting that the Company and Mr. Telsey executed an employment agreement and demanding payment of $3,645,750 from the Company based on the Company’s alleged termination of the purported employment agreement without cause. The Company believes this demand is without merit and has never executed an employment agreement with Mr. Telsey. On that basis, among other factors, the Company filed a complaint against Mr. Telsey on February 6, 2026 in the circuit court of the 17th judicial district in Broward County, Florida seeking a declaratory judgment providing that (i) the purported employment agreement is of no legal effect and is not binding upon the Company, (ii) no monies are owed by the Company to Mr. Telsey under the purported employment agreement, (iii) the Company should be awarded its attorney’s fees and costs, and (iv) the Company should be awarded such other relief as the court deems just and proper. On March 30, 2026, the court granted the Company’s motion for entry of default and entered a default and final judgment in favor of the Company. Pursuant to the court’s order, the court declared that the purported employment agreement is of no legal effect and not binding on the Company, because the Company never executed the agreement, the Company did not breach the purported employment agreement, and no monies are owed by the Company to Mr. Telsey under the purported employment agreement. The court retained jurisdiction on the issues of entitlement and amount of attorney’s fees and costs to the Company as the prevailing party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In this section, we provide information about the market for our common equity, the number of holders of our common stock, our dividend practices, and our repurchases of equity securities. In addition, we provide disclosures regarding our equity compensation plans and our policies and practices for granting stock options and stock appreciation rights, including awards made in close proximity to the release of material nonpublic information, as required under recently adopted SEC rules.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “SBFM”. As of April 2, 2026, we had 4,905,945 shares of our common stock issued and outstanding. We also have tradeable warrants exercisable to purchase shares of our common stock listed on the Nasdaq Capital Market under the symbol “SBFMW.” As of April 2, 2026, we had 482 tradeable warrants outstanding exercisable at $220.00 per warrant.

Holders

As of April 2, 2026, there were approximately 117 holders of record of our common stock. The total number of beneficial owners exceeds holders of record due to Street-Name holdings.

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate paying any dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. Our payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2025. We currently do not have a Rule 10b5-1 plan or other repurchase arrangements in place.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders*	–	–	683,000
Equity compensation plans not approved by security holders	–	–	–

*Represents our 2023 Equity Incentive Plan as amended on December 11, 2025 at the Company’s 2025 Annual General Meeting of the shareholders.

Option and SAR Grant Timing in Relation to MNPI Releases

We have established policies and practices governing the timing and administration of equity awards, including stock options and stock appreciation rights (“SARs”). We may grant equity awards pursuant to our 2023 Equity Incentive Plan, as approved by the Compensation Committee, the Board of Directors at regularly scheduled meetings or by unanimous written consent. We do not coordinate the timing of option or SAR grants with the release of material non-public information (“MNPI”), nor do we time the public disclosure of MNPI for the purpose of affecting the value of executive compensation. We have not granted any such awards to date.

We have not granted stock options or SARs to any executive officer in periods proximate to the release of MNPI, as defined in Item 402(x) of Regulation S-K. Accordingly, no tabular disclosure under Item 402(x)(2) is required for the fiscal years ended December 31, 2024 and 2025. If we were to grant options or SARs in such circumstances in the future, we would provide the required tabular disclosure in accordance with SEC rules.

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

Results of Operations

Comparison of Results of Operations for the fiscal years ended December 31, 2025 and 2024

During our fiscal year ended December 31, 2025, we generated revenues of $36,305,891, compared to revenues of $34,874,283 in 2024, an increase of approximately $1.4 million. The increase was the result of expansion of Nora Pharma sales efforts in the Provinces of Quebec, Ontario, Alberta, and British Columbia. The cost of sales in 2025 and 2024 for generating these revenues was $24,050,214 (66.2%) and $24,204,489 (69.4%), respectively. The 3.2% decrease in the cost of sales in 2025 was largely due to lower professional allowances incurred on the sale of products outside the Province of Quebec. In the Province of Quebec professional allowances are set by government regulations. We also had lower wholesalers’ fees and discounts in 2025.

General and administrative (“G&A”) expenses for our fiscal year ended December 31, 2025, were $18,482,706, compared to $16,481,915 during our fiscal year ended December 31, 2024, an increase of $2,000,791. The increase in the year ended December 31, 2025 is primarily attributable to a non-cash charge of $1,748,247 related to the impairment of intangible assets. In January 2026, we implemented initiatives to reduce our general and administrative expenses and better align our cost structure with the Company’s objective of achieving profitability in the near term. Based on our current plans, we expect these initiatives to reduce expenses by approximately $2 million to $3 million in 2026. However, there can be no assurance that we will realize these anticipated reductions.

We had interest income of $280,901 in 2025, compared to interest income of $496,003 in 2024. The decrease was due to reduced interest rates and less cash on hand in 2025.

As a result of the foregoing, we incurred a net loss of $5,975,352 for the year ended December 31, 2025, compared to a net loss of $5,134,116 for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $9,123,308.

During the fiscal years ended December 31, 2024 and 2025, we received aggregate proceeds of $6,478,624 in connection with warrant exercises.

On February 11, 2024, we redeemed certain warrants we issued on May 16, 2023, and April 28, 2022 for an aggregate purchase price of $3,139,651.

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

Net cash used in operations was $5,331,073 in 2025, compared to $12,524,779 in 2024. The substantial decrease was due to more streamlined Nora Pharma operations and a significant decrease in the rate of inventory growth.

Cash flows used in investing activities were $836,306 during the year ended December 31, 2025, compared to $1,979,313 during our fiscal year ended December 31, 2024. The decrease of approximately $1.7 million was due to reduced acquisition of intangible assets and purchase of equipment for Nora Pharma’s operations.

Net cash flows provided by financing activities were $4,748,408 in 2025, compared to $8,941,572 in 2024. The decrease was due to a smaller financing event in 2025 as well as the exercise of fewer warrants.

We believe our existing cash will be sufficient to fund our operations for the next 18 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future to expand our generic pharmaceutical operations. Additional capital may not be available on terms acceptable to us, or at all.

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

Leases

We follow the guidance in ASC 842 – Accounting for Leases, as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Audit Committee and Shareholders of Sunshine Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma Inc. (the Company) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year-ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Sunshine Biopharma Inc., as of December 31, 2024, were audited by other auditors whose report dated April 1, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Improper Revenue Recognition

As discussed in the notes to the consolidated financial statements, the Company recognizes revenues related to three services derived from the sale of pharmaceutical products, including sale of pharmaceutical products to registered pharmacy or registered wholesaler, sale of health and wellness supplements products, and commissions related to selling pharmaceutical products. The Company recognizes revenues when customer receives the requested products for the sale of pharmaceutical products and upon settlement date for the sale of the health and wellness in the amount of consideration the Company expects to receive in exchange for the products or services provided.

Auditing the recognition of revenue involves significant challenge due to the inherent risk of revenue recognition. Related to sales of pharmaceutical products and health and wellness supplements, M&K tested a sample of sales transactions, formal proof of delivery, and cash collections. Related to sales commission for the sale of pharmaceutical products, M&K tested a sample of sales commission transactions, validity of commissions agreement and third-party sales data through the Company to the various parties involved.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025

The Woodlands, TX

April 3, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sunshine Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sunshine Biopharma, Inc. as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows, for the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Sunshine Biopharma, Inc. as of December 31, 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 1, 2025

PCAOB ID Number 6797

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$9,123,308	$9,686,529
Accounts receivable	3,459,864	3,868,418
Inventory	13,472,025	11,278,105
Prepaid expenses	798,384	1,133,297
Total Current Assets	26,853,581	25,966,349
Long-Term Assets:
Property & equipment	557,370	546,055
Intangible assets	1,889,370	3,019,717
Deferred tax asset	–	92,234
Right-of-use-asset	778,846	936,037
Total Long-Term Assets	3,225,586	4,594,043
TOTAL ASSETS	$30,079,167	$30,560,392

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$5,664,212	$5,543,085
Earnout payable	295,797	295,797
Income tax payable	268,276	268,276
Current portion - right-of-use-liability	215,637	207,756
Total Current Liabilities	6,443,922	6,314,914
Long-Term Liabilities:
Right-of-use-liability	596,785	744,724
Total Long-Term Liabilities	596,785	744,724
TOTAL LIABILITIES	7,040,707	7,059,638

SHAREHOLDERS' EQUITY
Preferred Stock, Series B $0.10 par value per share; 1,000,000 shares authorized; 130,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	13,000	13,000
Common Stock, $0.001 par value per share; 3,000,000,000 shares authorized; 4,905,945 and 2,580,098 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	4,905	2,580
Capital paid in excess of par value	98,100,990	93,354,907
Accumulated comprehensive income	(65,309)	(829,959)
Accumulated (Deficit)	(75,015,126)	(69,039,774)
TOTAL SHAREHOLDERS' EQUITY	23,038,460	23,500,754

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,079,167	$30,560,392

See Accompanying Notes To These Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statement Of Operations and Comprehensive Loss

	December 31,	December 31,
	2025	2024
Revenue:	$36,305,891	$34,874,283
Cost of Sales	24,050,214	24,204,489
Gross profit	12,255,677	10,669,794
General & Administrative Expenses:
Accounting	698,083	967,614
Consulting	1,571,692	925,188
Director fees	400,000	400,000
Intangible assets impairment	1,748,247	–
Legal	385,142	875,698
Marketing	1,143,929	940,278
Office	3,864,584	3,110,026
R&D	604,308	933,902
Salaries	7,265,346	7,718,677
Taxes	469,305	387,005
Depreciation & amortization	332,070	223,527
Total General & Administrative Expenses	18,482,706	16,481,915
(Loss) from operations	(6,227,029)	(5,812,121)
Other Income (Expense):
Foreign exchange gain (loss)	2,642	(44,082)
Interest income	280,901	496,003
Interest expense	–	(8,774)
Gain (Loss) on asset sale	(10,257)	–
Total Other Income (Expense)	273,286	443,147
Net (loss) before income taxes	(5,953,743)	(5,368,974)
Provision for income taxes	21,609	(234,858)
Net (Loss)	$(5,975,352)	$(5,134,116)

Other Comprehensive Income:
Gain (Loss) from foreign exchange translation	764,650	(1,526,064)
Comprehensive (Loss)	(5,210,702)	(6,660,180)

(Loss) per common share (Basic)	$(1.44)	$(7.32)
Weighted average common shares outstanding (Basic)	4,157,086	701,749

See Accompanying Notes To These Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2025	2024
Cash Flows From Operating Activities:
Net (Loss)	$(5,975,352)	$(5,134,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332,070	223,527
Disposal of tangible assets	10,257	–
Stock issued for services	–	12,000
Intangible assets impairment	1,748,247	–
Accounts receivable	(116,173)	(2,338,195)
Inventory	(1,637,277)	(6,006,864)
Prepaid expenses	480,798	(207,167)
Right-of-use asset	203,836	(341,534)
Accounts Payable & accrued expenses	(189,956)	3,983,749
Lease liability	(187,523)	347,935
Earn-out payable	–	(2,252,034)
Income tax payable	–	(812,080)
Net Cash Flows (Used In) Operating Activities	(5,331,073)	(12,524,779)

Cash Flows From Investing Activities:
Purchase of intangible assets	(661,815)	(322,258)
Purchase of equipment	(174,491)	(1,657,055)
Net Cash Flows (Used In) Investing Activities	(836,306)	(1,979,313)

Cash Flows From Financing Activities:
Proceeds from public offering net (common stock)	1,828,596	8,522,411
Exercise of warrants	2,919,812	3,558,812
Purchase of treasury stock	–	(3,139,651)
Net Cash Flows Provided by Financing Activities	4,748,408	8,941,572

Cash and Cash Equivalents at Beginning of Period	9,686,529	16,292,347
Net (decrease) in cash and cash equivalents	(1,418,971)	(5,562,520)
Foreign currency translation adjustment	855,750	(1,043,298)
Cash and Cash Equivalents at End of Period	$9,123,308	$9,686,529

Supplementary Disclosure of Cash Flow Information:
Cash paid for income taxes	$–	$582,483
Cash paid for interest	$–	$8,126
Stock issued for services	$–	$12,000

See Accompanying Notes To These Consolidated Financial Statements

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity

	Number of Common Shares	Common	Capital Paid in Excess	Number of Preferred Shares	Preferred	Comprehensive	Accumulated
	Issued	Stock	of Par Value	Issued	Stock	Income	Deficit	Total
Balance December 31, 2024	2,580,098	$2,580	$93,354,907	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754
Exercise of warrants	1,137,443	1,137	2,918,675					2,919,812
Underwritten offering, net of issuance costs	1,188,404	1,188	1,827,408					1,828,596
Net (loss)						764,650	(5,975,352)	(5,210,702)
Balance at December 31, 2025	4,905,945	$4,905	$98,100,990	130,000	$13,000	$(65,309)	$(75,015,126)	$23,038,460

Balance December 31, 2023	14,012	$14	$84,415,900	10,000	$1,000	$696,105	$(63,905,658)	$21,207,361
Preferred Stock issued to related party				120,000	12,000			12,000
Underwritten offering, net of issuance costs	13,214	13	8,522,398					8,522,411
Exercise of warrants	2,552,872	2,554	3,556,260					3,558,812
Repurchase of warrants			(3,139,651)					(3,139,651)
Net (loss)						(1,526,064)	(5,134,116)	(6,660,180)
Balance at December 31, 2024	2,580,098	$2,580	$93,354,907	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754

See Accompanying Notes To These Consolidated Financial Statements

Sunshine Biopharma Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1 – Description of Business

The Company was incorporated under the name Mountain West Business Solutions, Inc. on August 31, 2006, in the State of Colorado. Effective October 15, 2009, the Company acquired Sunshine Biopharma Inc. in a transaction classified as a reverse acquisition. Upon completion of the reverse acquisition transaction, the Company changed its name to Sunshine Biopharma Inc. and began operating as a pharmaceutical company.

Sunshine Biopharma has two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio of pharmaceutical products consisting of 71 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription, over-the-counter (“OTC”) supplements. The Company operates the two subsidiaries as a single business segment. Sales of the OTC supplements represent less than 3% of the Company’s total annual sales.

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

TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are stated at net realizable value. The majority of customers are not extended credit and therefore time to maturity for receivables is short. On a periodic basis, management evaluates its trade accounts receivable and determines whether to record an allowance for doubtful accounts. Management analysis for the periods ended December 31, 2024 and 2025 determined that no allowance for doubtful accounts needed to be recorded. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. As of December 31, 2025 and 2024, the balances of accounts receivable were $3,459,864 and $3,868,418, respectively.

INVENTORY VALUATION

The Company’s inventory is comprised of finished goods. Inventory is valued at the lower of cost and net realizable value. Cost is determined using the first in, first out method. Net realizable value is the estimated selling price in the ordinary course of business, less the costs necessary to make the sale. The cost of inventory includes the purchase price and other costs directly attributable to the acquisition of the finished goods. The Company regularly reviews inventories to determine if the carrying value exceeds net realizable value and, when determined necessary, an allowance to reduce the carrying value to net realizable value is recorded. The net realizable value is calculated based on a combination of factors, including (i) aging, (ii) historical sell-through patterns, and (iii) product-specific considerations. Write-downs are recorded within cost of goods sold and are not subsequently reversed. As of December 31, 2025 and 2024, there were allowances for obsolescence of $475,153 and $0, respectively.

CASH AND CASH EQUIVALENTS

For the Balance Sheets and Statements of Cash Flows, all highly liquid investments with maturity of 90 days or less are considered to be cash equivalents. The Company had a cash balance of $9,123,308 and $9,686,529 as of December 31, 2025 and December 31, 2024, respectively. At times such cash balances may be in excess of the FDIC limit of $250,000 in the U.S. or the $100,000 CAD (approximately $73,000 USD) limit in Canada. At December 31, 2025, the Company had deposits totaling approximately $7 million in the U.S and $2 million in Canada.

PROPERTY AND EQUIPMENT

Property and equipment are reviewed for recoverability when events or changes in circumstances indicate that its carrying value may exceed future undiscounted cash inflows. As of December 31, 2025 and 2024, the Company had not identified any such impairment. Repairs and maintenance are charged to operations when incurred and improvements and renewals are capitalized.

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

BASIC AND DILUTED NET GAIN (LOSS) PER SHARE

The Company computes gain or loss per share in accordance with ASC 260 – Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period using the treasury stock method or the two-class method, whichever is more dilutive. As the Company incurred net losses for the years ended December 31, 2025 and 2024, no potentially dilutive securities were included in the calculation of diluted earnings per share as the impact would have been anti-dilutive. Accordingly, diluted EPS information is not included in this report.

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

The Company expects to recognize the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2025, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. To date, the Company has not incurred any interest or tax penalties.

For Canadian and U.S. tax purposes, the Company’s 2022 through 2024 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

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

FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company applies the provisions of accounting guidance, ASC 825 – Financial Instruments. ASC 825 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2025 and 2024, the fair value of cash, accounts receivable and notes receivable, accounts payable, accrued expenses, and other payables approximated carrying value due to the short maturity of the instruments, quoted market prices or interest rates which fluctuate with market rates.

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

NOTES PAYABLE

Borrowings are recognized initially at fair value, net of transaction costs incurred. Borrowings are subsequently carried at amortized cost; any difference between the proceeds (net of transaction costs) and the redemption value is recognized in the income statement over the period of the borrowings using the effective interest method. The Company had no notes payable as of December 31, 2025 and 2024.

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

The Company fulfills its performance obligation when the customer receives the requested products. When the products leave the Company's warehouse, the transport to the customer is insured and the transfer of ownership to the customer takes place when the customer receives the goods. At this point, the Company issues an invoice for the products and remits the applicable sales taxes (GST and QST) to the appropriate governmental agency. The revenue is recognized when the invoice is issued. Unless otherwise agreed to and signed by both parties, payment terms are within 30 days from the date of the invoice. The collection is reasonably assured because of the nature of the Company’s customers. The Company is conducting sales only in Canada. Prices are listed in Canadian dollars and may vary from one Province or Territory to another within Canada. All products sold by the Company are labelled and approved for sale in Canada only and are not intended for export outside of Canada.

In the event of any breach by the Company of any product warranty (whether by reason of defective materials, production faults or otherwise), the Company’s liability is limited to, at Company’s option, (i) replacement of the product(s) in question, or (ii) reimbursement of the purchase price. The Company carries product liability insurance and is not liable for products’ failure to comply with the warranty of products if the failure or damage arises because of the customer’s negligence, deliberate damage, misuse or failure to store the products in conditions per Health Canada specifications. The Company is not liable (whether in contract, in tort or otherwise) for any (i) indirect, special or consequential loss or damage, or (ii) loss of profit, goodwill, business or revenue (in each case whether direct or indirect). These conditions also apply to any replacement products supplied by the Company.

The Company warrants to the customer that, at the time of delivery, the products are compliant with all mandatory quality standards required by applicable regulatory and legal requirements. In return, the customer is required to warrant to the Company that it holds all relevant permits and approvals required under applicable laws to purchase, store, distribute, sell and use the Company’s products. Visible defects or damages must be reported to the Company in writing immediately, but no later than five (5) business days after receipt of the products. Hidden defects must be reported to the Company in writing immediately, but no later than five (5) business days after the customer becomes aware of such defects. The Company is not be deemed to be in breach of the terms or otherwise liable to customer for any delay in performance or non-performance of its obligations due to circumstances beyond its control, including but not limited to, acts of God, floods, droughts, earthquakes or other natural disasters, terrorist attacks, wars, preparations for war, armed conflicts, civil commotions or riots, epidemics or pandemics, fires, strikes, lockouts, shortages of material or labor, breakdown or damage to machinery or equipment, accidents, any law or governmental order or other regulations or action taken by a governmental entity, or default of any third party suppliers or provider of services or products, or any causes not within the Company’s control.

LEASES

The Company recognizes and measures its leases in accordance with ASC 842 – Leases. The Company is a lessee in a non-cancellable operating lease for office space. The Company determines if an arrangement is a lease, or contains a lease, at inception of a contract and when the terms of an existing contract are changed. The Company recognizes a lease liability and a right-of-use (ROU) asset at the commencement date. The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. The discount rate is the implicit rate if it is readily determinable or otherwise the Company uses its incremental borrowing rate. The implicit rates of the Company's lease are not readily determinable and accordingly, the Company uses its incremental borrowing rate based on the information available at the commencement date for all leases. The Company’s incremental borrowing rate for a lease is the 6% interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment. The ROU asset is subsequently measured throughout the lease term at the remaining amount (i.e. present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Lease cost for lease payments is recognized on a straight-line basis over the lease term.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) a tabular rate reconciliation comprised of eight specific categories, (2) incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) eliminates requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) adds a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU 2023-09 is effective for public business entities for fiscal years beginning on or after December 15, 2024, and for all other entities for fiscal years beginning on or after December 31, 2025, with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a prospective basis. There was no material change to the Company's financial statements reporting as a result of adopting ASU 2023-09.

ASU 2024-03 – Income Statement (Reporting Comprehensive Income) Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires disaggregation of specific expense categories in the notes to the financial statements and a qualitative description of the remaining expense amounts not separately disaggregated. This standard is effective for annual reporting periods beginning after December 15. 2026, and requires prospective application with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31. 2027.

The Company has implemented all other new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

As part of the consideration for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earnout amount of $1,426,914 CAD (approximately $1,036,500 USD) for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid another earnout amount of $3,093,878 CAD (approximately $2,247,400 USD) for the fiscal year ended December 31, 2023. As of December 31, 2025, the remaining earnout balance was $479,208 CAD ($295,797 USD). This remaining earnout amount is currently in dispute following dismissal of Mr. Chamoun by the Company on April 14, 2025 (See Note 17).

Note 4 – Intangible Assets

Intangible assets consisted of the following:

Year Ended December 31,	2024
Balance as of December 31, 2023	$1,444,259
License fees additions	1,651,617
Balance at December 31, 2024	3,095,876
Less: accumulated amortization	(76,159)
Intangible assets, net at December 31, 2024	$3,019,717

Year Ended December 31,	2025
Balance as of December 31, 2024	$3,019,717
License fees additions	774,355
Balance at December 31, 2025	3,794,072
Less: impairment*	(1,748,247)
Less accumulated amortization	(156,455)
Intangible assets, net at December 31, 2025	$1,889,370

* The impairment was a result of the determination by the Company that certain product licenses could not be commercialized

The amortization amounts of intangible assets for 2025 and 2024 were $37,758 and $77,009, respectively.

As of December 31, 2025, the estimated amortization expense of the Company’s intangible assets for each of the next five years is as follows:

2026	$212,414
2027	212,414
2028	212,414
2029	212,414
2030	58,093

Note 5 – Plant, Property and Equipment

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

Year Ended December 31,	2025	2024
Equipment	$335,464	$336,880
Computer equipment	69,139	53,531
Furniture and fixtures	45,462	50,686
Leasehold improvements	92,706	88,306
Vehicles	507,478	353,185
Total	1,070,249	882,588
Less: Accumulated depreciation	(512,879)	(336,533)
Plant, property and equipment, net	$557,370	$546,055

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $176,346 and $146,518, respectively.

Note 6 – Inventory

Inventory consists solely of finished goods purchased for resale. Inventory is stated at the lower of cost or net realizable value. Cost represents the amount paid to acquire the finished goods. The Company uses the first in, first out (FIFO) method to determine cost. Under the FIFO method, the earliest purchased units are deemed sold first, so ending inventory reflects the most recent purchase costs.

The Company evaluates inventory for potential obsolescence based on a combination of factors, including (i) aging, (ii) historical sell-through patterns, and (iii) product-specific considerations. When estimated net realizable value is lower than cost, the Company records an allowance for obsolescence for the difference. Write-downs are recorded within cost of goods sold and are not subsequently reversed.

Inventory is comprised of the following:

Year Ended December 31,	2025	2024
Finished goods	$13,947,178	$11,278,105
Allowance for obsolete inventory	(475,153)	–
Total Inventory, net of allowance	$13,472,025	$11,278,105

Note 7 – Prepaid Expenses

The prepaid expenses category is comprised of the following:

Year Ended December 31,	2025	2024
Prepaid taxes	$206,242	$657,437
Permits and insurance	486,797	399,176
Other prepaid expenses	105,345	76,684
Total	$798,384	$1,133,297

Note 8 – Cost of Sales

Cost of Sales is accounted for in accordance with ASC 705 – Cost of Sales and Services. The Company purchases all commercial inventory as finished pharmaceutical products from third party suppliers and does not conduct internal manufacturing.

These costs are capitalized into inventory in accordance with ASC 330 and recognized in Cost of Sales when control of the related inventory transfers to the customer under ASC 606. Inventory is recorded at cost.

The Company evaluates inventory for excess, expiration, and obsolescence at each reporting period. Inventory that becomes unsalable due to shelf-life limitations, regulatory changes, product discontinuation, or forecasted demand shortfalls is written down to its net realizable value, with the charge recorded in Cost of Sales. Previously recorded write downs are not reversed.

The Company’s Cost of Sales category is comprised of the following:

Year Ended December 31,	2025	2024
Finished goods	$8,866,208	$8,116,534
Professional allowances	11,909,812	13,714,009
Other allowances	1,086,575	666,913
Wholesalers’ fees & discounts	650,333	1,699,286
Inventory adjustment	1,162,303	236,555
Freight	374,983	438,105
Total	$24,050,214	$24,204,489

Note 9 – Reverse Stock Splits

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

Note 10 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of December 31, 2024, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of December 31, 2024 and 2025, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

On February 8, 2024, the Company issued 20,000 shares of Series B Preferred Stock to the Company’s CEO for a purchase price of $0.10 per share.

On February 15, 2024, the Company completed an underwritten public offering and in connection therewith it issued an aggregate of 35,714 shares of common stock and received $8,522,411 in net proceeds. In connection with this offering, the Company issued 22,500 pre-funded warrants (the “2024 Pre-Funded Warrants”) exercisable at $2.00 per share, 3,986 Series A Warrants exercisable at $4,200.00 per share (subject to adjustment), or pursuant to an alternative cashless exercise provision, and 7,973 Series B Warrants exercisable at $4,760.00 per share, subject to adjustment. As of December 31, 2025, (i) all of the 2024 Pre-Funded Warrants have been exercised resulting in the Company receiving net proceeds of $45,000, (ii) all of the Series A Warrants have been exercised pursuant to the alternative cashless provision resulting in the Company receiving $0 in proceeds, and (iii) 15,577,965 Series B Warrants remained outstanding and their exercise price had been adjusted to $2.07 as a result of two reverse stock splits and a financing event which were conducted subsequent to their issuance. The Series B Warrants expire in February 2029.

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

As of December 31, 2025 and 2024, the Company had 4,905,945 and 2,580,098 shares of common stock issued and outstanding, respectively.

The Company has declared no dividends since inception.

Note 11 –Warrants

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

In 2022, 2023, 2024, and 2025, the Company completed six (6) financing events, and in connection therewith, it issued warrants as follows:

Issuance Date/Type	Number	Exercise Price	Expiry Date
Feb 17, 2022 (“Tradeable Warrants”)*	2,051	$4,440.00	February 2027
Mar 14, 2022 (“2022 Pre-Funded Warrants”)	1,846	$2.00	Unlimited
Mar 14, 2022 (“Investor Warrants”)	1,801	$4,440.00	March 2027
Apr 28, 2022 (“April Warrants”)	4,862	$7,520.00	April 2027
May 16, 2023 (“May Pre-Funded Warrants”)	1,751	$2.00	Unlimited
May 16, 2023 (“May Investor Warrants”)	5,952	$1,180.00	November 2028
Feb 15, 2024 (“2024 Pre-Funded Warrants”)	22,500	$2.00	Unlimited
Feb 15, 2024 (“Series A Warrants”)	3,986**	$4,200.00**	August 2026
Feb 15, 2024 (“Series B Warrants”)	7,973**	$4,760.00**	February 2029
Apr 03, 2025 (“2025 Pre-Funded Warrants”)	260,000	$0.001	Unlimited

*	These warrants trade under the ticker symbol SBFMW
**	Subject to adjustment

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

As of December 31, 2025, all of the 2022 Pre-Funded Warrants, all of the May Pre-Funded Warrants, all of the 2024 Pre-Funded Warrants, all of the 2025 Pre-Funded Warrants, a total of 1,569 Tradeable Warrants, 1,401 Investor Warrants, all of the Series A Warrants, and 2,269,303 Series B Warrants (as adjusted) were exercised resulting in aggregate net proceeds of $18,136,992 received by the Company.

The Company’s outstanding warrants as of December 31, 2025 consisted of the following:

Type	Number	Exercise Price	Expiry Date
Tradeable Warrants*	482	$220.00	February 2027
Investor Warrants	400	$4,000.00	March 2027
Series B Warrants	15,227,962**	$2.07**	February 2029

*	These warrants trade under the ticker symbol SBFMW
**	As adjusted following the financing event of April 3, 2025 and subject to further adjustment of the number of warrants and exercise price upon certain corporate actions such that the aggregate exercise price of the warrants remains unchanged

Note 12 – Earnings Per Share

The following table* sets forth the computation of basic net income (loss) per share:

Year Ended December 31,	2025	2024
Net gain (loss) attributable to common stock	$(5,975,352)	$(5,134,116)
Weighted average outstanding shares of common stock (Basic)	4,157,086	701,749
Net gain (loss) per share attributable to common stock (Basic)	$(1.44)	$(7.32)

* Diluted net gain (loss) per share is not included in this table as the Company incurred net losses for the years ended December 31, 2025 and 2024 and inclusion of dilutive instruments would have an anti-dilutive effect.

Note 13 – Income Taxes

The components of the provision for income taxes were as follows:

Year Ended December 31,	2025	2024
Current:
Federal	–	–
State	–	50
Foreign	(73,330)	(90,434)
Total Current	(73,330)	(90,384)
Deferred:
Federal	–	–
State	–	–
Foreign	94,939	(144,474)
Total Deferred	94,939	(144,474)
Total Income Tax Expense / (Benefit)	21,609	(234,858)

The Company’s effective tax rate differs from the federal statutory rate as follows:

Year Ended December 31,	2025		2024
Pre-Tax Book Income	(1,250,286)	21.00%	(1,121,714)	20.89%
State and Local Income Taxes	44,533	(0.75%)	40	0.00%
Effect of Rates Different than Statutory	151,341	(2.54%)	62,181	(1.16%)
Other Foreign Taxes	–	0.00%	(119,181)	2.22%
Permanent Adjustments	54,987	(0.92%)	56,092	(1.04%)
Change in Valuation Allowance	1,107,342	(18.60%)	569,920	(10.62%)
Rate Change	–	0.00%	149,237	(2.78%)
Prior Year True up	(86,308)	1.45%	156,540	(2.92%)
Other	–	–%	12,027	(0.22%)
	21,609	(0.36%)	(234,858)	4.37%

The components of the net deferred tax assets were as follows:

Year Ended December 31,	2025	2024
Deferred Tax Assets:
Net Operating Loss, Credits and Carryforwards	7,785,678	6,460,638
Fixed Assets	2,818	–
Intangibles	622,658	614,734
Research and Development	25,327	25,327
Other deferred tax assets	–	95,935
Lease Liability	9,232	252,407
Valuation Allowance	(8,445,713)	(6,967,294)
Total Deferred Tax Assets	–	481,747

Deferred Tax Liabilities:
Other deferred tax liabilities	–	(67)
Fixed Assets	–	(141,396)
Intangibles	–	–
Right-of-Use Assets	–	(248,050)
Total Deferred Tax Liabilities	–	(389,513)
Net Deferred Tax Liability	–	92,234

As of December 31, 2025, the Company has federal, state, foreign and provincial net operating loss carryforwards of approximately $26 million, $16.1 million, $4.3 million, and $3.3 million, respectively. Of the federal net operating loss forwards, approximately $9.4 million have expiration dates from 2027 to 2037. The remainder can be carried forward indefinitely but limited to 80% of taxable income. The foreign and provincial net operating loss carryforwards have a carryforward period of 20 years.

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred assets, including the Company's past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carry-forward periods, and the implementation of the tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in making this determination. For the years ended December 31, 2025 and 2024, management has determined that based on all available evidence, a valuation allowance of $8.4 million and $7.0, respectively is appropriate.

The Company’s evaluation of uncertain tax matters was performed for tax years ended through December 31, 2025. Generally, the Company is subject to U.S. audit for the years ended December 31, 2024, 2023, and 2022 and may be subject to examination for amounts relating to net operating loss carryforwards generated in periods prior to December 31, 2024. The company is subject to Canada audit for the years ended December 31, 2024, 2023, 2022 and 2021 for Sunshine Biopharma Canada Inc and subject to Canada audit for the years ended December 31, 2024, 2023 and 2022 and June 30, 2022 for Nora Pharma Inc and may be subject to examination for amounts relating to net operating loss carryforwards generated in periods prior to December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC Topic 740, Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The Company is currently assessing the impact of OBBBA on its Consolidated Financial Statements but currently does not believe that the OBBBA will have a material impact on the Company's income tax expense.

Note 14 – Leases

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

Amounts reported on the balance sheet as of December 31, 2025 were as follows:

Operating lease ROU asset	$778,846
Operating Lease liability - Short-term	$215,637
Operating lease liability - Long-term	$596,785
Remaining lease term	4 years
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at December 31, 2025 are as follows:

2026	$215,637
2027	$204,428
2028	$193,794
2029	$183,705
Thereafter	$14,858

Note 15 – Segment Reporting

The Company operates as one operating segment, which is also its one reportable segment, as the Chief Executive Officer, acting as the Chief Operating Decision Maker (“CODM”), evaluates financial performance and allocates resources on a consolidated, enterprise-wide basis. The Company’s operations are managed as an integrated pharmaceutical business focused on the research, development, and commercialization of prescription drugs and supplements.

Although the Company conducts activities through multiple legal entities — including Sunshine Biopharma Inc. (U.S.), Sunshine Biopharma Canada Inc. (Canada), and Nora Pharma Inc. (Canada) — these entities operate under a unified management structure with shared economic characteristics, common product development objectives, and centralized decision making. As such, they do not meet the criteria for separate operating segments under ASC 280 – Segment Reporting.

In accordance with ASU 2023-07, the Company provides the following information regarding its single reportable segment:

•	Measure of Segment Profit (Loss): The CODM evaluates performance using consolidated operating income (loss), which is consistent with the amounts presented in the accompanying consolidated financial statements.

•	Significant Segment Expenses: Research and development expenses, and supply chain costs, selling and marketing expenses, and general and administrative expenses are all incurred and reviewed on a consolidated basis.

•	Other Segment Items: Interest income, interest expense, foreign exchange gains and losses, and other non-operating items are also managed and reviewed on a consolidated basis.

•	Reconciliation: As the Company has only one reportable segment, no additional reconciliation to consolidated totals is required beyond what is presented in the consolidated statements of operations.

The Company’s operations are conducted primarily in Canada and substantially all long-lived assets are located in this jurisdiction. Revenues are generated from customers located in Canada.

Note 16 – Management and Director Compensation

The Company paid its officers cash compensation totaling $1,425,942 and $1,850,243 for the years ended December 31, 2025 and 2024, respectively. Of these amounts attributable to the Company’s CEO, $0 and $800,000, respectively was paid to Advanomics Corporation, a company controlled by the CEO of the Company. In addition, the Company’s CEO was paid $12,000 in 2024 through the issuance of 120,000 shares of Series B Preferred Stock valued at $12,000.

The Company paid its five directors cash compensation of $80,000 each, totaling $400,000 for each of the years ended December 31, 2025 and 2024.

Note 17 – Legal Matters

On April 14, 2025, the Company terminated the employment of Mr. Malek Chamoun, president of the Company’s wholly owned Canadian subsidiary, Nora Pharma. On April 17, 2025, the Company received a demand letter (the “Demand Letter”) from the attorneys of Mr. Chamoun requesting that the Company pay to Mr. Chamoun $7,307,025 CAD (approximately $5,300,000 USD) within five (5) days. In response to the Demand Letter, the Company issued a letter on May 1, 2025 advising that the demands contained in the Demand Letter, including the sum of $7,307,025 CAD (approximately $5,300,000 USD), are completely unfounded and that it intends to defend itself vigorously. No provision or accrual was made in the financial statements for any litigation liability or legal expense which the Company may incur in connection with this alleged claim.

Note 18 – Subsequent Events

On January 16, 2026, the Company received a demand letter from the attorneys of Mr. Andrew Telsey, the Company’s former legal counsel, asserting that the Company and Mr. Telsey executed an employment agreement and demanding payment of $3,645,750 from the Company based on the Company’s alleged termination of the purported employment agreement without cause. The Company believes this demand is without merit and has never executed an employment agreement with Mr. Telsey. On that basis, among other factors, the Company filed a complaint against Mr. Telsey on February 6, 2026 in the circuit court of the 7th judicial district in Broward County, Florida seeking a declaratory judgment providing that (i) the purported employment agreement is of no legal effect and is not binding upon the Company, (ii) no monies are owed by the Company to Mr. Telsey under the purported employment agreement, (iii) the Company should be awarded its attorney’s fees and costs, and (iv) the Company should be awarded such other relief as the court deems just and proper. On March 30, 2026, the court granted the Company’s motion for entry of default and entered a default and final judgment in favor of the Company. Pursuant to the court’s order, the court declared that the purported employment agreement is of no legal effect and not binding on the Company, because the Company never executed the agreement, the Company did not breach the purported employment agreement, and no monies are owed by the Company to Mr. Telsey under the purported employment agreement. The court retained jurisdiction on the issues of entitlement and amount of attorney’s fees and costs to the Company as the prevailing party.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025, at reasonable assurance levels.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025, and they concluded that our internal control over financial reporting was effective as of December 31, 2025. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2025, has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2025.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Officers

The following individuals currently serve as our Board of Directors and executive officers.

Name	Age	Position(s)
Dr. Steve N. Slilaty	73	President, Chief Executive Officer and Chairman of the Board

Mr. Camille Sebaaly	64	Chief Financial Officer, Director and Secretary

Dr. Rabi Kiderchah	53	Director

Mr. David Natan	72	Director

Dr. Andrew Keller	72	Director

Mr. Michel Roy	58	Chief Commercial Officer

Dr. Steve N. Slilaty was appointed as our chief executive officer and chairman of our board of directors on October 15, 2009. Dr. Slilaty is an accomplished scientist and business executive. His scientific publications are widely cited. Sunshine Biopharma is the third in a line of biotechnology companies that Dr. Slilaty founded and managed. The first, Quantum Biotechnologies Inc. later known as Qbiogene Inc., was founded in 1991 and is now a member of a family of companies owned by MP Biomedicals, a global life science company headquartered in Santa Ana, California. The second company which Dr. Slilaty founded, Genomics One Corporation, conducted an initial public offering of its capital stock in 1999 and, on the basis of its ownership of Dr. Slilaty’s patented TrueBlue® Technology, Genomics One became one of the key participants in the Human Genome Project and reached a market capitalization of $1 billion in 2000. Formerly, Dr. Slilaty was a research team leader at the Biotechnology Research Institute (Montreal), a division of the National Research Council of Canada. Dr. Slilaty is one of the pioneers of Gene Therapy having developed the first gene delivery system applicable to humans in 1983 [Science 220: 725-727 (1983)]. Dr. Slilaty's other distinguished scientific career accomplishments included (i) the discovery of a new class of enzymes, the S24 Family of Proteases (IUBMB Enzyme: EC 3.4.21.88) [Proc. Natl. Acad. Sci. U.S.A. 84: 3987-3991 (1987)]. In addition, Dr. Slilaty (i) developed the first site-directed mutagenesis system applicable to double-stranded DNA [Analyt. Biochem. 185: 194-200 (1990)], (ii) cloned the gene for the first yeast-lytic enzyme (lytic b-1,3-glucanase) [J. Biol. Chem. 266: 1058-1063 (1991)], (iii) developed a new molecular strategy for increasing the rate of enzyme reactions [Protein Engineering 4: 919-922 (1991)], and (iv) constructed a powerful new cloning system for genomic sequencing (TrueBlue® Technology) [Gene 213: 83-91 (1998)]. Most recently, Dr. Slilaty helped a team of researchers at the University of Arizona in the design and testing of a novel series of Coronavirus PLpro inhibitors [J. Med. Chem. 2024, 67: 13681−13702]. Additional works of Dr. Slilaty in the area of PLpro inhibitors has recently been submitted for publication [J. Med. Chem. In press]. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty is the author of 20 original research papers and 12 issued and pending. These and other works of Dr. Slilaty are cited in research papers, editorials, review articles and textbooks. Dr. Slilaty received his Ph.D. degree in Molecular Biology from the University of Arizona in 1983 and Bachelor of Science degree in Genetics and Biochemistry from Cornell University in 1976. Dr. Slilaty has received research grants from the NIH and NSF and he is the recipient of the 1981 University of Arizona Foundation award for Meritorious Performance in Teaching. Dr. Slilaty’s scientific and executive experience qualify him to serve on our board of directors.

Mr. Camille Sebaaly was appointed as our chief financial officer, secretary and a director of our Company on October 15, 2009. He resigned as a director of the Company in October 2021. Mr. Sebaaly held a number of senior executive positions in various areas including financial management, business development, project management and finance. As an executive and an entrepreneur, he combines expertise in strategic planning and finance with strong skills in business development and deal structure and negotiations. In addition, Mr. Sebaaly worked in operations, general management, investor relations, marketing and business development with emphasis on international business and marketing of advanced technologies including hydrogen generation and energy saving. In the area of marketing, Mr. Sebaaly has evaluated market demands and opportunities, created strategic marketing and business development plans, designed marketing communications and launched market penetration programs. Mr. Sebaaly graduated from State University of New York at Buffalo with an Electrical and Computer Engineering Degree in 1987. Mr. Sebaaly’s technical and business experience qualify him to serve on our board of directors.

Dr. Rabi Kiderchah has served as a director of our Company since October 2021. Dr. Kiderchah is a licensed physician in Canada. From 2000 until August 2021, he was working at Argenteuil Hospital, Lachute, Quebec, Canada, as an emergency room physician. He has also worked as what is referred to in Canada as a “medecins depanneurs”, working in rural areas where there are not enough ER doctors. Since August 2011 he has worked at Rabi Kiderchah Medecin Inc. as a freelance physician in the Quebec, Canada area. He received a Bachelor of Science degree in 1994 and an MD degree in 1998 from the University of Montreal. Dr. Kidercha’s medical knowledge and experience qualify him to serve on our board of directors.

Mr. David Natan currently serves as President and Chief Executive Officer of Natan & Associates, LLC, a financial consulting firm offering chief financial officer services to public and private companies in a variety of industries, both domestically and internationally, since 2007. From 2010 to May 2020, Mr. Natan served as Chief Executive Officer of ForceField Energy, Inc. (OTCMKTS: FNRG), a company focused on the solar industry and LED lighting products. From February 2002 to November 2007, Mr. Natan served as Executive Vice President of Reporting and Chief Financial Officer of PharmaNet Development Group, Inc., a drug development services and clinical trials company, and, from June 1995 to February 2002, as Chief Financial Officer and Vice President of Global Technovations, Inc., a manufacturer and marketer of oil analysis instruments and speakers and speaker components. Before that, Mr. Natan served various roles in increasing responsibility with Deloitte & Touche LLP, a global accounting and consulting firm. Mr. Natan currently serves as a member of the Board of Directors and Chair of the Audit Committees of Sow Good Inc. (Nasdaq: SOWG), a candy distributor, and Indaptus Therapuetics (Nasdaq: INDP), since December 2025. Additionally, since April 2025, Mr. Natan has served as a member of the Board of Directors and Audit Committee Chair of FIEE, Inc., a technology company specializing in SAAS solutions and AI software development. Previously, Mr. Natan has served as a director for the following public companies: Global Technovations, Forcefield Energy, Black Titan (Nasdaq: BTTC), Vivakor Inc. (Nasdaq: VIVK), NetBrands Corp. (OTC: NBND), OpGen Inc. (OTC: OPGN), and Bio Green Med Solutions (Nasdaq: BGMS). Mr. Natan is a CPA (inactive), holds a B.A. in Economics from Boston University, and was appointed to Omicron Delta Epsilon, an international honor society in the field of Economics. Mr. Natan’s financial knowledge and experience qualify him to serve on our board of directors.

Dr. Andrew M. Keller has served as a director of our Company since February 2022. From 2016 through November 2019, Dr. Keller was the Chief Medical Officer at the Western Connecticut Medical Group, Bethel CT, a multispecialty organization. He was employed by this group beginning in 1989, and in 2003 became Chief – Section of Cardiovascular Diseases. In 2014 he was appointed Chief Medical Informatics Officer. Previously, Dr. Keller was an Assistant Professor of Medicine/Radiology at Columbia University, The College of Physicians and Surgeons, NY, NY. Dr. Keller retired as a practicing physician in 2019. Upon his retirement as a practicing physician Dr. Keller enrolled as a full-time student at Quinnipiac University College of Law, where he graduated with a Juris Doctor degree in 2023. In July 2023, Dr. Keller passed the Bar exam and was admitted to practice law in the State of Connecticut in November 2023. Since November 2023 he has been employed at the Law Office of Robin P. Keller LLC, Norwalk, CT advocating for the educational needs of disabled children with medically complex diagnoses. Dr. Keller received a Doctor of Medicine degree in 1979 from The Ohio State University and a Bachelor of Arts degree in Physics, Magna Cum Laude from Ithaca College in 1975. Dr. Keller’s medical knowledge and experience qualify him to serve on our board of directors.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the Insider Trading Policy has been incorporated by reference as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by our executive officers in all capacities during the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options ($)	Other ($)	Total ($)
Dr. Steve N. Slilaty	2024	411,587	800,000	*	–	–	1,211,587
Chief Executive Officer and Director	2025	465,953	--		–	–	465,953

Camille Sebaaly	2024	302,031	50,000		–	–	352,031
Chief Financial Officer and Director	2025	412,278	--		–	–	412,278

Dr. Abderrazzak Merzouki**	2024	241,625	45,000		–	–	286,625
Former Chief Operating Officer	2025	264,545	--		–	–	264,545

Mr. Michel Roy	2024	–	–		–	–	–
Chief Commercial Officer	2025	283,166	--		--	--	283,166

* This amount was paid to Advanomics Corporation, a company controlled by Dr. Slilaty.
** Dr. Merzouki resigned as chief operating officer on February 5, 2026.

We have not granted stock options or stock appreciation rights (“SARs”) to any of our executive officers during the last fiscal year or in prior years. We do not maintain any policies or practices regarding the timing of option or SAR grants in relation to the disclosure of material nonpublic information because we do not utilize these forms of compensation and we do not currently anticipate granting stock options or SARs in the foreseeable future.

Because we did not grant any stock options or SARs during the applicable period, no Item 402(x) tabular disclosure is required or provided in this report.

Employment Agreements

On October 21, 2024, we entered into an amended employment agreement with Dr. Steve N. Slilaty, our Chief Executive Officer. Pursuant to the amended employment agreement, deemed effective January 1, 2024, Dr. Slilaty will continue to serve as our CEO, and will also serve as the chief executive officer of our wholly-owned subsidiary, Nora Pharma. Dr. Slilaty will receive an annual base salary of $386,000, which will increase annually in the amount of 5% or the change in the U.S. Consumer Price Index, whichever is greater. Dr. Slilaty will also be entitled to an annual bonus in an amount to be determined by our board of directors. The agreement has an indefinite term. If the agreement is terminated by us “without cause”, or by Dr. Slilaty for “good reason” (each as defined in the agreement), Dr. Slilaty will be entitled to a severance payment of $14 million. In the event the employment agreement is terminated for other reasons, we will pay Dr. Slilaty $3 million.

On October 21, 2024, we entered into an employment agreement with Mr. Camille Sebaaly, our Chief Financial Officer. Pursuant to the employment agreement, deemed effective January 1, 2024, Mr. Sebaaly will continue to serve as our Chief Financial Officer and will also serve as Secretary of Nora Pharma. Mr. Sebaaly will receive an annual base salary of $411,000 CAD (approximately $287,700 USD), which will increase annually in the minimum amount of 5% or the change in the U.S. Consumer Price Index, whichever is greater. Mr. Sebaaly will also be entitled to an annual bonus in an amount to be determined by our Board of Directors. The employment agreement has an indefinite term. If the employment agreement is terminated by us without cause, Mr. Sebaaly will be entitled to a severance payment of $2 million CAD (approximately $1.4 million USD).

On January 13, 2025, we appointed Mr. Michel Roy as our Chief Commercial Officer, and in connection therewith, entered into an employment agreement with Mr. Roy. Pursuant to the employment agreement, Mr. Roy will receive an initial annual base salary of $400,000 CAD (approximately $280,000 USD), which will increase annually by the greater of 5% or the increase in the U.S. Consumer Price Index. In the event we terminate Mr. Roy’s employment without cause, Mr. Roy will receive a severance payment of $500,000 CAD (approximately $350,000 USD), plus the minimum notice of termination (or compensation in lieu thereof) to which he would be entitled under applicable law. The employment agreement has an indefinite term.

Outstanding Equity Awards at 2025 Fiscal Year-End

We did not have any outstanding equity awards as of December 31, 2025.

Director Compensation

The following table sets forth the compensation we paid to our directors for services as director during the years ended December 31, 2025 and 2024.

Name	Cash ($)	Options ($)	Other ($)	Total ($)
Dr. Andrew Keller	80,000	–	–	80,000
Dr. Rabi Kiderchah	80,000	–	–	80,000
Dr. Abderrazzak Merzouki	80,000	–	–	80,000
Mr. David Natan	80,000	–	–	80,000
Dr. Steve N. Slilaty	80,000	–	–	80,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 2, 2026, with respect to the beneficial ownership of the outstanding common stock and Series B Preferred Stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The table lists applicable percentage ownership based on 4,905,945 shares of common stock and 130,000 shares of Series B Preferred Stock outstanding as of April 2, 2026. In addition, under SEC rules, beneficial ownership of common stock includes shares of our common stock issuable pursuant to the conversion or exercise of securities that are either immediately exercisable or convertible into common stock or exercisable or convertible into common stock within 60 days of April 2, 2026. These shares are deemed to be outstanding and beneficially owned by the person holding those securities for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Title of Class	Name and Address of Beneficial Owner	Amount		Percent of Class
Common	Dr. Steve N. Slilaty(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433
	Fort Lauderdale, FL 33301	1,911	(3)	*
Series B Preferred		130,000	(2)	100%

Common	Camille Sebaaly(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	60		*

Common	Dr. Andrew Keller(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	0		*

Common	Mr. David Natan(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	0		*

Common	Dr. Rabi Kiderchah(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433 Fort Lauderdale, FL 33301	1		*

Common	Mr. Michel Roy(1) c/o Sunshine Biopharma Inc. 333 Las Olas Way, CU4 Suite 433
	Fort Lauderdale, FL 33301	1		*

	All Officers and Directors as Group (6 persons)	1,973		*

Common	Intracoastal Capital LLC(4)	544,500		9.99%

* Less than 1%.

(1)	Officer and/or director of our Company.
(2)	Each share of Series B Preferred Stock gives the holder the right to 1,000 votes per share.
(3)	Includes (i) 2 shares owned by Advanomics Corporation, a company controlled by Dr. Slilaty and (ii) 1,850 shares owned by Malek Chamoun which Dr. Slilaty controls through a voting agreement dated October 20, 2022.
(4)	Represents shares of common stock issuable upon exercise of a warrant (the “Intracoastal Warrant”) held by Intracoastal Capital LLC ("Intracoastal"), and all such shares represent beneficial ownership of approximately 9.99% of the common stock, based on (1) 4,905,945 shares of common stock outstanding, plus (2) 544,500 shares issuable upon exercise of the Intracoastal Warrant. Based on Schedule 13G filed with the SEC on May 23, 2025, such shares may be deemed beneficially owned by Intracoastal, Mitchell P. Kopin and Daniel B. Asher (the “Reporting Persons”).The foregoing excludes 1,882,009 shares of common stock issuable upon exercise of the Intracoastal Warrant because the Intracoastal Warrant contains a blocker provision under which the holder thereof does not have the right to exercise the Intracoastal Warrant to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder's affiliates, and any other persons acting as a group together with the holder or any of the holder's affiliates, of more than 9.99% of the common stock. Without such blocker provision, each of the Reporting Persons may have been deemed to have beneficial ownership of 2,426,509 shares of common stock. The address of the stockholder is 245 Palm Trail, Delray Beach, Florida 33483.

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

Director Independence

Our independent directors consist of Dr. Kiderchah, Mr. Natan and Dr. Keller.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The amounts presented in the following table represent fees billed by the Company’s independent registered public accounting firm during each fiscal year, regardless of the period in which the related services were performed. Fees are categorized in accordance with SEC rules as Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees. Audit Fees include the audit of the Company’s annual financial statements, reviews of interim financial statements, and services normally provided in connection with statutory and regulatory filings. Audit-Related Fees consist of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported as Audit Fees. Tax Fees include tax compliance, tax planning, and tax advisory services. All Other Fees include permissible advisory services and access to accounting research tools:

Fiscal Years Ended December 31,	2025	2024
Audit Fees – M&K	$119,909	$–
Audit Fees – Bush & Associates	180,863	339,000
Audit Fees – Borgers	–	225,500

Audit-Related Fees – M&K	–	–
Audit-Related Fees – Bush & Associates	–	–
Audit-Related Fees – Borgers	–	110,000

Tax Fees – M&K	–	–
Tax Fees – Bush & Associates	–	–
Tax Fees – Borgers	–	–

All Other Fees – M&K	–	–
All Other Fees – Bush & Associates	–	–
All Other Fees – Borgers	–	–

Total – M&K	119,909	–
Total – Bush & Associates	180,863	339,000
Total – Borgers	–	335,500

PART IV

ITEM 15. EXHIBITS

3.1	Articles of Incorporation (2)
3.2	Certificate of Amendment to Articles of Incorporation filed November 2, 2009 (3)
3.3	Statement of Share and Equity Capital Exchange (4)
3.4	Articles of Amendment to Articles of Incorporation filed July 13, 2010 (4)
3.5	Articles of Amendment to Articles of Incorporation filed May 27, 2015 (5)
3.6	Articles of Amendment to Articles of Incorporation (6)
3.7	Articles of Amendment to Articles of Incorporation (7)
3.8	Articles of Amendment to Articles of Incorporation (25)
3.9	Articles of Amendment to Articles of Incorporation (26)
3.10	Certificate of Correction (27)
3.11	Bylaws (14)
4.1	Description of Registrant’s Securities (16)
10.1	Patent Purchase Agreement with Advanomics Corporation (8)
10.2	Second Patent Purchase Agreement with Advanomics Corporation (9)
10.3	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated October 8, 2016, including Secured Convertible Promissory Note (10)
10.4	Amendment No. 1 to Patent Purchase Agreement with Advanomics Corporation dated December 28, 2016, including Secured Convertible Promissory Note (10)
10.5	Form of Warrant, dated February 17, 2022 (1)
10.6	Warrant Agent Agreement between the Company and Equiniti, dated February 17, 2022 (1)
10.7	Sponsored Research Agreement, dated October 6, 2020, between the Company and the University of Georgia Research Foundation, Inc. (11) *
10.8	Research Agreement between the Company and Arizona Board of Regents on behalf of the University of Arizona (12)
10.9	Form of Warrant, dated March 14, 2022 (15)
10.10	Form of Amendment to Warrant, dated March 24, 2022 (17)
10.11	Amended Employment Agreement, dated October 21, 2024 between Sunshine Biopharma Inc. and Dr. Steve Slilaty (18)
10.12	Employment Agreement, dated October 21, 2024, between the Company and Camille Sebaaly (18)
10.13	Share Purchase Agreement between Sunshine Biopharma Inc., Malek Chamoun and Nora Pharma Inc. (19)
10.14	License Agreement between the Company and the University of Arizona (20) *
10.15	Amendment No. 1 to Warrant Agent Agreement, dated October 18, 2023 (21)
10.16	2023 Equity Incentive Plan (22)
10.17	Form of Warrant Agency Agreement (28)
10.18	Form of Series B Warrant (23)
10.19	Employment Agreement between the Company and Michael Roy (29)
14.1	Code of Ethics (13)
19	Insider Trading Policy (30)
21	Subsidiaries (24)
23.1	Consent of Bush & Associates CPA LLC (filed herewith)
23.2	Consent of M&K CPAS, PLLC (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
97.1	Clawback policy (24)
EX-101	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
EX-104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

 _______________________

*	Portions of the exhibit have been omitted.

(1)	Incorporated by reference to 8-K filed with the SEC on February 17, 2022
(2)	Incorporated by reference to SB-2 filed with the SEC on October 19, 2007.
(3)	Incorporated by reference to 8-K filed with the SEC on November 6, 2009.
(4)	Incorporated by reference to 10-Q filed with the SEC on August 4, 2010.
(5)	Incorporated by reference to 8-K filed with the SEC on June 1, 2015.
(6)	Incorporated by reference to 8-K filed with the SEC on June 24, 2020.
(7)	Incorporated by reference to 8-K filed February 9, 2022.
(8)	Incorporated by reference to 8-K filed with the SEC on October 9, 2015.
(9)	Incorporated by reference to 8-K filed with the SEC on December 28, 2015.
(10)	Incorporated by reference to 8-K filed with the SEC on March 14, 2016.
(11)	Incorporated by reference to S-1/A filed with the SEC on January 24, 2022.
(12)	Incorporated by reference to 8-K filed with the SEC on February 25, 2022.
(13)	Incorporated by reference to 10-K filed with the SEC on May 1, 2020.
(14)	Incorporated by reference to 8-K filed with the SEC on April 19, 2023.
(15)	Incorporated by reference to 8-K filed with the SEC on March 15, 2022.
(16)	Incorporated by reference to 10-K filed with the SEC on March 21, 2022.
(17)	Incorporated by reference to 8-K filed with the SEC on March 24, 2022.
(18)	Incorporated by reference to 8-K filed with the SEC on October 23, 2024.
(19)	Incorporated by reference to 8-K filed with the SEC on October 20, 2022.
(20)	Incorporated by reference to 8-K filed with the SEC on February 28, 2023.
(21)	Incorporated by reference to 8-K filed with the SEC on October 20, 2023.
(22)	Incorporated by reference to S-8 filed with the SEC on January 8, 2024.
(23)	Incorporated by reference to 8-K filed with the SEC on February 15, 2024.
(24)	Incorporated by reference to 10-K filed with the SEC on March 28, 2024.
(25)	Incorporated by reference to 8-K filed with the April 23, 2024.
(26)	Incorporated by reference to 8-K filed with the August 12, 2024.
(27)	Incorporated by reference to post-effective Amendment No. 1 to Form S-1 filed with the SEC on November 6, 2024.
(28)	Incorporated by reference to S-1/A filed with the SEC on February 9, 2024.
(29)	Incorporated by reference to 8-K filed with the SEC on January 15, 2025.
(30)	Incorporated by reference to 10-K filed with the SEC on April 1, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNSHINE BIOPHARMA INC.

Dated: April 3, 2026	By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty, Chief Executive Officer (principal executive officer)

/s/ Camille Sebaaly
Camille Sebaaly, Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Steve N. Slilaty	Chief Executive Officer and Director	April 3, 2026
Dr. Steve N. Slilaty	(Principal Executive Officer)

/s/ Camille Sebaaly	Chief Financial Officer and Director	April 3, 2026
Camille Sebaaly	(Principal Financial and Accounting Officer)

/s/ David Natan	Director	April 3, 2026
David Natan

/s/ Dr. Andrew Keller	Director	April 3, 2026
Dr. Andrew Keller

/s/ Dr. Rabi Kiderchah	Director	April 3, 2026
Dr. Rabi Kiderchah

