Form 10-Q
period 2026-03-31
Sunshine Biopharma Inc.
filed 2026-05-13
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of May 13, 2026, was 5,005,945 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,913,013	$9,123,308
Accounts receivable	4,011,632	3,459,864
Inventory	13,168,430	13,472,025
Deposits	71,740	–
Prepaid expenses	618,361	798,384
Total Current Assets	24,783,176	26,853,581
Long-Term Assets:
Property & equipment	516,349	557,370
Intangible assets	1,917,812	1,889,370
Right-of-use-asset	713,038	778,846
Total Long-Term Assets	3,147,199	3,225,586
TOTAL ASSETS	$27,930,375	$30,079,167

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$5,104,868	$5,664,212
Earnout payable	295,797	295,797
Income tax payable	268,276	268,276
Right-of-use-liability	209,226	215,637
Total Current Liabilities	5,878,167	6,443,922
Long-Term Liabilities:
Right-of-use-liability	535,614	596,785
Total Long-Term Liabilities	535,614	596,785
TOTAL LIABILITIES	6,413,781	7,040,707

SHAREHOLDERS' EQUITY
Preferred Stock Series B $0.10 par value per share; 1,000,000 shares authorized 130,000 shares issued and outstanding	13,000	13,000
Common Stock $0.001 par value per share; 3,000,000,000 shares authorized 4,905,945 shares issued and outstanding at March 31, 2026 and December 31, 2025	4,905	4,905
Capital paid in excess of par value	98,100,990	98,100,990
Accumulated comprehensive income	(343,306)	(65,309)
Accumulated (Deficit)	(76,258,995)	(75,015,126)
TOTAL SHAREHOLDERS' EQUITY	21,516,594	23,038,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$27,930,375	$30,079,167

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	March 31,	March 31,
	2026	2025
Sales	$8,088,765	$8,901,341
Cost of sales	5,907,775	6,170,915
Gross profit	2,180,990	2,730,426
General & Administrative Expenses:
Accounting	175,809	293,759
Consulting	143,148	365,287
Director fees	100,000	100,000
Legal	89,076	27,199
Marketing	250,223	398,361
Office	871,608	925,878
R&D	31,724	215,277
Salaries	1,708,484	1,525,446
Taxes	129,656	110,176
Depreciation & amortization	76,859	64,793
Total General & Administrative Expenses	3,576,587	4,026,176
(Loss) From Operations	(1,395,597)	(1,295,750)
Foreign exchange	(18)	451
Interest income	48,426	75,367
Other income	103,320	–
Total Other Income	151,728	75,818
Net (loss) before income taxes	(1,243,869)	(1,219,932)
Provision for income taxes	–	(40,161)
Net (Loss)	$(1,243,869)	$(1,179,771)

Foreign exchange translation	(277,997)	26,189
Comprehensive (Loss)	(1,521,866)	(1,153,582)

(Loss) per common share (Basic)	$(0.25)	$(0.44)
Weighted average common shares outstanding (Basic)	4,905,945	2,703,293

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows (Unaudited)

	March 31,	March 31,
	2026	2025
Cash Flows From Operating Activities:
Net (Loss)	$(1,243,869)	$(1,179,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,859	64,793
Accounts receivable	(609,601)	426,673
Inventory	78,399	(568,834)
Deposits	(71,740)	(70,457)
Prepaid expenses	154,726	139,931
Reduction in right-of-use asset	52,788	35,993
Accounts Payable & accrued expenses	(455,836)	(486,009)
Lease liability	(54,001)	(17,160)
Income tax payable	175	(40,161)
Net Cash Flows (Used In) Operating Activities	(2,072,100)	(1,695,002)

Cash Flows From Investing Activities:
Purchase of intangible assets	(99,389)	(204,527)
Purchase of equipment	(5,129)	(7,490)
Net Cash Flows (Used In) Investing Activities	(104,518)	(212,017)

Cash Flows From Financing Activities:
Exercise of warrants	–	355,297
Net Cash Flows Provided by Financing Activities	–	355,297

Cash and Cash Equivalents at Beginning of Period	9,123,308	9,686,529
Net increase (decrease) in cash and cash equivalents	(2,176,618)	(1,551,722)
Effect of exchange rate changes on cash	(33,677)	(10,197)
Cash and Cash Equivalents at End of Period	$6,913,013	$8,124,610

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

	Number Of		Capital Paid	Number Of
	Common Shares	Common	in Excess of Par	Preferred Shares	Preferred	Comprehensive	Accumulated
Three Months Period	Issued	Stock	Value	Issued	Stock	Income	Deficit	Total
Balance December 31, 2025	4,905,945	$4,905	$98,100,990	130,000	$13,000	$(65,309)	$(75,015,126)	$23,038,460
Net (loss)	–	–	–	–	–	(277,997)	(1,243,869)	(1,521,866)
Balance at March 31, 2026	4,905,945	$4,905	$98,100,990	130,000	$13,000	$(343,306)	$(76,258,995)	$21,516,594

Balance December 31, 2024	2,580,098	$2,580	$93,354,907	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754
Exercise of warrants	127,443	127	355,171	–	–	–	–	355,298
Net (loss)	–	–	–	–	–	26,189	(1,179,771)	(1,153,582)
Balance at March 31, 2025	2,707,541	$2,707	$93,710,078	130,000	$13,000	$(803,770)	$(70,219,545)	$22,702,470

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025

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

Sunshine Biopharma has two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio of pharmaceutical products consisting of 60 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation which develops and sells nonprescription, over-the-counter (“OTC”) supplements. The Company operates the two subsidiaries as a single business segment. Sales of the OTC supplements represent less than 3% of the Company’s total annual sales.

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

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the three month periods ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2026. These financial statements should be read in conjunction with that report.

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

On February 18, 2026, Dr. Steve N. Slilaty, the Company’s chief executive officer and holder of the majority of the voting power of the stockholders of the Company, approved by written consent an authorization of the Company’s board of directors to effect a reverse split of the Company’s issued and outstanding common stock in a ratio of up to 1-for-10, with the board of directors having the discretion as to whether or not to effect the reverse split and at what ratio. The shareholder consent became effective March 23, 2026 (20 days after the definitive information statement relating to such consent was mailed to stockholders).

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

As part of the consideration for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout is payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company is not terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earnout amount of $1,426,914 CAD (approximately $1,036,500 USD) for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid another earnout amount of $3,093,878 CAD (approximately $2,247,400 USD) for the fiscal year ended December 31, 2023. As of December 31, 2025, the remaining earnout balance was $479,208 CAD ($295,797 USD). This remaining earnout amount is currently in dispute following dismissal of Mr. Chamoun by the Company on April 14, 2025 (See Note 15).

Note 5 – Intangible Assets

Intangible assets consisted of the following:

Period Ended	March 31, 2026	December 31, 2025
Intangible assets at beginning of period, net	$1,889,370	$3,019,717
Purchase of additional intangible assets (drug licenses & dossiers)	68,147	774,355
Total	1,957,517	3,794,072
Less impairment*	–	(1,748,247)
Less accumulated amortization	(39,705)	(156,455)
Intangible assets, net	$1,917,812	$1,889,370

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

Period Ended	March 31, 2026	December 31, 2025
Equipment	$352,278	$335,464
Computer equipment	79,029	69,139
Furniture and fixtures	44,702	45,462
Leasehold improvements	91,157	92,706
Vehicles	498,995	507,478
Total	1,066,161	1,070,249
Less accumulated depreciation	(549,812)	(512,879)
Plant, property and equipment, net	$516,349	$557,370

Note 7 – Inventory

Inventory consists solely of finished goods purchased for resale. Inventory is stated at cost which represents the amount paid to acquire the finished goods. The Company evaluates inventory for potential obsolescence based on a combination of factors, including (i) aging, (ii) historical sell-through patterns, and (iii) product-specific considerations. When estimated net realizable value is lower than cost, the Company records an allowance for obsolescence for the difference. Write-downs are recorded within cost of goods sold and are not subsequently reversed.

Inventory is comprised of the following:

Period Ended	March 31, 2026	December 31, 2025
Finished goods	$14,035,748	$13,947,178
Allowance for obsolete inventory	(867,318)	(475,797)
Total Inventory, net of allowance	$13,168,430	$13,472,025

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

Amounts reported on the balance sheet as of March 31, 2026 were as follows:

Operating lease ROU asset	$713,038
Operating Lease liability - Short-term	209,226
Operating lease liability - Long-term	535,614
Remaining lease term	4 Years 6 Months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at March 31, 2026 are as follows:

2026	$158,031
2027	201,011
2028	190,554
2029	180,634
Thereafter	14,610

Note 9 – Income Taxes

The Company’s income tax (expense) / benefit of $0 and $40,161 for the three months ended March 31, 2026 and March 31, 2025, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversal of existing temporary differences. The Company has recorded valuation allowances against the majority of its deferred tax assets of March 31, 2026, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC Topic 740, Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The Company is currently assessing the impact of OBBBA on its Consolidated Financial Statements but does not believe that the OBBBA will have a material impact on the Company's income tax expense.

In July 2025, OBBBA amended section 951A for taxable years beginning after December 31, 2025, replacing the prior Global Intangible Low-Taxed Income (“GILTI”) regime with a net Controlled Foreign Corporation (“CFC”) tested income inclusion framework. The legislation also modified related provisions, including the deduction under section 250 for amounts included under section 951A. The Company has evaluated the impact of these changes on its income tax accounting and related disclosures under ASC 740, including the effect on its estimated annual effective tax rate and taxes on foreign earnings. The Company does not expect the impact of these changes to be material to its financial statements.

Note 10 – Management and Director Compensation

The Company paid its officers aggregate cash compensation of $251,160 and $269,496 for the three-month periods ended March 31, 2026 and 2025, respectively.

The Company paid its directors aggregate cash compensation of $100,000 for each of the three-month periods ended March 31, 2026 and 2025 ($20,000 per director).

Note 11 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of March 31, 2026, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of March 31, 2026, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

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

As of March 31, 2026 and December 31, 2025, the Company had 4,905,945 shares of common stock issued and outstanding.

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

In 2022, 2023, 2024, and 2025, the Company completed six (6) financing events, and in connection therewith, it issued warrants as follows:

Issuance Date/Type	Number		Exercise Price		Expiry Date
Feb 17, 2022 (“Tradeable Warrants”)*	2,051		$4,440.00		February 2027
Mar 14, 2022 (“2022 Pre-Funded Warrants”)	1,846		$2.00		Unlimited
Mar 14, 2022 (“Investor Warrants”)	1,801		$4,440.00		March 2027
Apr 28, 2022 (“April Warrants”)	4,862		$7,520.00		April 2027
May 16, 2023 (“May Pre-Funded Warrants”)	1,751		$2.00		Unlimited
May 16, 2023 (“May Investor Warrants”)	5,952		$1,180.00		November 2028
Feb 15, 2024 (“2024 Pre-Funded Warrants”)	22,500		$2.00		Unlimited
Feb 15, 2024 (“Series A Warrants”)	3,986	**	$4,200.00	**	August 2026
Feb 15, 2024 (“Series B Warrants”)	7,973	**	$4,760.00	**	February 2029
Apr 3, 2025 (“2025 Pre-Funded Warrants”)	260,000		$0.001		Unlimited

*	These warrants trade on Nasdaq under the symbol SBFMW.
**	Subject to adjustment.

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

As of March 31, 2026, all of the 2022 Pre-Funded Warrants, all of the May Pre-Funded Warrants, all of the 2024 Pre-Funded Warrants, all of the 2025 Pre-Funded Warrants, a total of 1,569 Tradeable Warrants, 1,401 Investor Warrants, all of the Series A Warrants, and 2,269,303 Series B Warrants (as adjusted) were exercised resulting in aggregate net proceeds of $18,136,992 received by the Company.

The Company’s outstanding warrants as of March 31, 2026 consisted of the following:

Type	Number		Exercise Price		Expiry Date
Tradeable Warrants	482		$220.00		February 2027
Investor Warrants	400		$4,000.00		March 2027
Series B Warrants	15,227,962	*	$2.07	*	February 2029

*	As adjusted following the financing event of April 3, 2025 and subject to further adjustment of the number of warrants and exercise price upon certain corporate actions such that the aggregate exercise price of the warrants remains unchanged

Note 13 – Earnings Per Share

The following table sets forth the computation of basic* net income (loss) per share:

Quarter Ended March 31,	2026	2025
Net gain (loss) attributable to common stock	$(1,243,869)	$(1,179,771)
Weighted average outstanding shares of common stock	4,905,945	2,703,293
Net gain (loss) per share attributable to common stock	$(0.25)	$(0.44)

* Diluted net income (loss) per share is not included in this table as the Company incurred net losses for the years ended December 31, 2026 and 2025 and inclusion of dilutive instruments would have an anti-dilutive effect.

Note 14 – Segment Reporting

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

The Company’s operations are conducted in Canada and substantially all long-lived assets are located in this jurisdiction. Revenues are generated from customers located in Canada.

Note 15 – Legal Matters

On April 14, 2025, the Company terminated the employment of Mr. Malek Chamoun, president of the Company’s wholly owned Canadian subsidiary, Nora Pharma. On April 17, 2025, the Company received a demand letter from the attorneys of Mr. Chamoun requesting that the Company pay to Mr. Chamoun $7,307,025 CAD (approximately $5,300,000 USD) within five (5) days. In response to the demand letter, the Company sent a letter on May 1, 2025 stating that the demands contained in the demand letter, including the sum of $7,307,025 CAD (approximately $5,300,000 USD), are completely unfounded and that it intends to defend itself vigorously. Following a series of communications between the parties’ legal counsels, there has been no response to the Company’s letter dated October 14, 2025, nor any action taken by Mr. Chamoun’s attorneys since that date. No provision or accrual was made in the financial statements for any litigation liability or legal expense which the Company may incur in connection with this alleged claim.

Note 16 – Subsequent Events

On April 14, 2026, the Company issued 100,000 restricted shares of common stock under the Company’s 2023 Equity Incentive Plan to one of its directors for services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The statements regarding Sunshine Biopharma Inc. contained in this Report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Important factors known to us that could cause such material differences are identified in this report and in our annual report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law. You are advised, however, to consult any future disclosures we make on related subjects in future reports we file with the SEC.

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We have two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation, through which we currently have 60 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc. (“Sunshine Canada”), a Canadian corporation through which we develop and sell OTC supplements.

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

Commercial Operations

Our commercial operations are focused on the procurement of rights to generic pharmaceutical products for sale, currently in Canada and ultimately around the world. We seek to secure such rights through various types of strategic arrangements, including:

•	In-licensing and Supply Agreements: Nora Pharma acquires the rights to import, market, sell and distribute the products in Canada by purchasing the drug dossiers from strategic partners. Nora Pharma then files the dossiers with Health Canada to obtain regulatory approval prior to marketing. The approval process at Health Canada takes on average of 12 months. The products are sold under Nora Pharma label.

•	Cross-licensing: Nora Pharma acquires the rights to import, market, sell and distribute the products in Canada by receiving an authorization letter from pharmaceutical partners. The partners’ products are already approved in Canada but we are still required to obtain our own approval from Health Canada, which takes on average 45-60 days. The products are sold under Nora Pharma label.

•	Distribution Agreements: Nora Pharma acquires the rights to market, sell and distribute the products in Canada by signing distribution agreements with various pharmaceutical partners. The partners’ products are already approved by Health Canada. The products are sold under the partners’ label.

Generic drugs are pharmaceutically equivalent to the brand name drugs. They contain identical medicinal ingredients in the same amounts as the brands. Generic medications, however, may have different non-medicinal ingredients than the brand name drugs, but the generic developer must show that these do not affect the safety, efficacy, or quality of the drug compared to the brand. When a generic drugs company wants to sell a generic drug in Canada, it must file a generic drug submission with Health Canada. The submission is called an Abbreviated New Drug Submission (ANDS). The submission is reviewed by scientists and health care experts at Health Products and Food Branch (HPFB) of Health Canada. All generic drug submissions go through the same process as the brand name drug submissions. If the evaluation shows that the generic drug meets all regulatory requirements (including patent and data protection considerations), Health Canada will issue a Notice of Compliance (NOC) and a Drug Identification Number (DIN) to the applicant. The NOC and DIN signal the drug's official approval in Canada and permit the applicant to market the drug in Canada. Once a company obtains the NOC and DIN for a drug, then it begins the process with Pan-Canadian Pharmaceutical Alliance (pCPA) to have the drug listed on the provincial and territorial formularies and federal government drug benefit plans.

We currently have the following generic prescription drugs on the market in Canada:

Drug*	Therapeutic Area	Brand
Alendronate	Osteoporosis	Fosamax®
Amlodipine	Cardiovascular	Norvasc®
Apixaban	Cardiovascular	Eliquis®
Aripiprazole	Antipsychotic	Abilify®
Atorvastatin	Cardiovascular	Lipitor®
Azithromycin	Antibacterial	Zithromax®
Betahistine	Vertigo	Serc®
Bilastine	Allergy	Blexten®
Candesartan	Hypertension	Atacand®
Candesartan HCTZ	Hypertension	Atacand Plus®
Celecoxib	Anti-inflammatory	Celebrex®
Cetirizine	Allergy	Reactine®
Ciprofloxacin	Antibiotic	Cipro®
Citalopram	Central nervous system	Celexa®
Clindamycin	Antibiotic	Dalacin®
Clopidogrel	Cardiovascular	Plavix®
Dapagliflozin	Diabetes	Forxiga®
Docusate	Gastrointestinal	Colace®
Donepezil	Central nervous system	Aricept®
Doxycycline	Antibacterial	Vibramycin®
Duloxetine	Central nervous system	Cymbalta®
Dutasteride	Urology	Avodart®
Escitalopram	Central nervous system	Cipralex®
Ezetimibe	Cardiovascular	Ezetrol®

Finasteride	Urology	Proscar®
Fluconazole	Antifungal	Diflucan®
Fluoxetine	Central nervous system	Prozac®
Gabapentin	Central nervous system	Neurontin®
Hydroxychloroquine	Antimalarial	Plaquenil®
Letrozole	Oncology	Femara®
Levetiracetam	Central nervous system	Keppra®
Lurasidone	Antipsychotic	Latuda®
Metformin	Diabetes	Glucophage®
Mirtazapine	Central nervous system	Remeron®
Montelukast	Allergy	Singulair®
Olanzapine	Central nervous system	Zyprexa®
Olanzapine ODT	Central nervous system	Zyprexa®
Olmesartan	Cardiovascular	Olmetec®
Olmesartan HCTZ	Cardiovascular	Olmetec Plus®
Pantoprazole	Gastroenterology	Pantoloc®
Paroxetine	Central nervous system	Paxil®
Perindopril	Cardiovascular	Coversyl®
Pravastatin	Cardiovascular	Pravachol®
Pregabalin	Central nervous system	Lyrica®
Prucalopride	Women's Health	Resotran®
Quetiapine	Central nervous system	Seroquel®
Quetiapine XR	Central nervous system	Seroquel XR®
Ramipril	Cardiovascular	Altace®
Rizatriptan ODT	Central nervous system	Maxalt® ODT
Rosuvastatin	Cardiovascular	Crestor®
Sertraline	Central nervous system	Zoloft®
Sildenafil	Urology	Viagra®
Tadalafil	Urology	Cialis®
Telmisartan	Cardiovascular	Micardis®
Telmisartan HCTZ	Cardiovascular	Micardis Plus®
Topiramate	Anticonvulsant	Topamax®
Ursodiol	Cholelithiasis	Urso®
Varenicline	Smoking cessation	Champix®
Zolmitriptan	Central nervous system	Zomig®
Zopiclone	Central nervous system	Imovane®

* Our distribution agreements were terminated effective December 31, 2025, reducing the drugs we have on the market from 71 to 60.

In addition to the 60 drugs currently on the market, we have 22 additional drugs in our pipeline including 12 we anticipate launching during the remainder of 2026. These additional drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory.

We believe the addition of these products to our existing portfolio will strengthen our presence in the Canadian $11.2 billion a year generic drug market (IMARC Group) and provide us with greater access to pharmacies as we become more of a go-to supplier for every-day and specialty medicines.

Research and Development

The following table summarizes our proprietary drugs in development:

Drug Candidate	Therapeutic Area/Indication	Development Stage
K1.1 (mRNA LNP)	Oncology (Liver Cancer)	Animal Testing
SBFM-PL4 (Small Molecule)	Antiviral (SARS Coronavirus Infections)	Animal Testing

K1.1 Anticancer mRNA

In June 2021, we initiated a new research project in which we set out to determine if certain mRNA molecules can be used as anti-cancer agents. The data collected to date have shown that a selected group of mRNA molecules are capable of destroying cancer cells in vitro including multidrug resistant breast cancer cells (MCF-7/MDR), ovarian adenocarcinoma cells (OVCAR-3), and pancreatic cancer cells (SUIT-2). Studies using non-transformed (normal) human cells (HMEC cells) showed that these mRNA molecules had little cytotoxic side effects. These new mRNA molecules, bearing the laboratory name K1.1, were adapted for delivery into patients using a lipid nanoparticle (LNP) technology similar to the one employed in the COVID-19 mRNA vaccines. On April 20, 2022, we filed a provisional patent application in the United States covering our K1.1 mRNA molecules. The patent application was converted into a PCT Application on October 18, 2024 and published by the United States Patent and Trademark Office (“USPTO”) on September 4, 2025.

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

Our Anti-Coronavirus research effort has been focused on developing an inhibitor of PLpro and, on May 22, 2020, we filed a provisional patent application in the United States covering composition subject matter pertaining to small molecules for inhibition of the Coronavirus PLpro as well as Mpro. Our provisional patent application, entitled Inhibitors of Coronavirus Protease, was converted into a PCT patent application on April 30, 2021. On December 23, 2025, we received a Notice of Allowance from the USPTO for our PCT patent application. On May 7, 2026, we received an Issue Notification from the USPTO indicating that the patent will be issued on May 12, 2026. In addition, the Issue Notification confirms that the patent is eligible for an extension of 706 days and will therefore expire on April 6, 2043.

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

Intellectual Property

On May 22, 2020, we filed a provisional patent application in the United States for a new treatment for Coronavirus infections. Our patent application, entitled Inhibitors of Coronavirus Protease, covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro, an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020. On April 30, 2021, we filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro. The priority date of May 22, 2020 has been maintained in the newly filed PCT application. On December 23, 2025, we received a Notice of Allowance from the USPTO for our PCT patent application. On May 7, 2026, we received an Issue Notification from the USPTO indicating that the patent will be issued on May 12, 2026. In addition, the Issue Notification confirms that the patent is eligible for an extension of 706 days and will therefore expire on April 6, 2043.

On April 20, 2022, we filed a provisional patent application in the United States covering mRNA molecules capable of destroying cancer cells in vitro. The patent application contains composition and utility subject matter pertaining to the structure and sequence of the relevant mRNA molecules. The patent application was converted into a PCT Application on October 18, 2024 and published by the USPTO on September 4, 2025.

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

On April 15, 2026, we received official trademark registration from the Canadian Intellectual Property Office of Canadian trademark registration (Registration No. LMC/TMA 1,402,862) for “Sunshine Biopharma Inc.” and Design.

Results of Operations

Comparison of results of operations for the three months ended March 31, 2026 and 2025

During the three months ended March 31, 2026, we generated $8,088,765 in sales, compared to $8,901,341 for the three months ended March 31, 2025, a decrease of $812,576 (9.1%). The decrease is largely a result of termination of our distribution agreements effective December 31, 2025. The direct cost for generating these sales was $5,907,775 (73.0%) for the three months ended March 31, 2026, compared to $6,170,915 (69.3%) for the three months ended March 31, 2025. Our gross profit for the three months ended March 31, 2026 was $2,180,990 (27.0%), compared to $2,730,426 (30.7%) for the three months ended March 31, 2025, a decrease of $549,436.

General and administrative expenses during the three-month period ended March 31, 2026 were $3,576,587, compared to $4,026,176 during the three-month period ended March 31, 2025, a decrease of $449,589. The decrease was the net result of decreases in certain expense categories against modest increases in others. For example, while there was an increase in legal fees by $61,877 and salaries by $183,038, there was a decrease in accounting fees by $117,950, consulting fees by $222,139, marketing expenses by $148,138, office expenses by $54,270, and R&D by $183,038. Overall, we incurred a loss of $1,395,597 from our operations for the three months ended March 31, 2026, compared to a loss of $1,295,750 from our operations in the three-month period ended March 31, 2025.

We had interest income of $48,426 during the three months ended March 31, 2026, compared to interest income of $75,367 during the three months ended March 31, 2025, as a result of having less cash on hand.

In addition, we had a one-time payment of $103,320 in the three months ended March 31, 2026 which we did not have in the three months ended March 31, 2025. This amount was allocated to us as part of a settlement of a class-action lawsuit against BF Borgers CPA PC, our previous auditor whom we terminated in May 2024.

As a result, we incurred a net loss of $1,243,869 ($0.25 per share) for the three months ended March 31, 2026, compared to a net loss of $1,179,771 ($0.44 per share) for the three-month period ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $6,913,013.

Net cash used in operating activities was $2,072,100 during the three months ended March 31, 2026, compared to $1,695,002 during the three-month period ended March 31, 2025. The increase was largely a result of an increase in Nora Pharma’s accounts receivable.

Cash flows used in investing activities were $104,518 for the three months ended March 31, 2026, compared to $212,017 for the three months ended March 31, 2025. The decrease was the result of fewer purchases of equipment and intangible assets (drug licenses) by Nora Pharma.

Cash flows provided by financing activities were $0 during the three months ended March 31, 2026, compared to $355,297 during the three months ended March 31, 2025. The decrease was a result of no warrant exercises taking place during the three months ended March 31, 2026, compared to $355,297 in warrant exercises during the three months ended March 31, 2025.

We are currently generating revenue of approximately $8 million per quarter and incurring a quarterly deficit of approximately $1.2 million. Our attention is currently focused on increasing sales and streamlining operations to reduce expenses. We believe these measures could bring us to breakeven and make us less dependent on the capital markets for financing. Our existing cash on hand together with cash we generate from sales will be sufficient to fund our operations for the next 17 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future for expansion of our generic pharmaceuticals sales operations and further research and development. Additional capital may not be available on terms acceptable to us, or at all.

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

For a detailed list of significant accounting policies, please see our annual report on Form 10-K for the fiscal year ended December 31, 2025, including our financial statements and notes thereto included therein as filed with the SEC on April 3, 2026.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no Director or Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 2026.

SUNSHINE BIOPHARMA INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

