Form 10-Q
period 2026-06-30
Sunshine Biopharma Inc.
filed 2026-08-13
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of August 13, 2026, was 3,877,337 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,748,301	$9,123,308
Accounts receivable	4,035,360	3,459,864
Inventory	12,121,796	13,472,025
Deposits	281,480	–
Prepaid expenses	478,490	798,384
Total Current Assets	30,665,427	26,853,581
Long-Term Assets:
Property & equipment	477,047	557,370
Intangible assets	1,841,970	1,889,370
Right-of-use-asset	648,457	778,846
Total Long-Term Assets	2,967,474	3,225,586
TOTAL ASSETS	$33,632,901	$30,079,167

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$4,852,488	$5,664,212
Earnout payable	295,797	295,797
Income tax payable	268,276	268,276
Right-of-use-liability	202,518	215,637
Total Current Liabilities	5,619,079	6,443,922
Long-Term Liabilities:
Right-of-use-liability	475,820	596,785
Total Long-Term Liabilities	475,820	596,785
TOTAL LIABILITIES	6,094,899	7,040,707

SHAREHOLDERS' EQUITY
Preferred Stock Series B $0.10 par value per share; 1,000,000 shares authorized 130,000 shares issued and outstanding	13,000	13,000
Common Stock $0.001 par value per share; 3,000,000,000 shares authorized 2,388,516 shares issued and outstanding at June 30, 2026 and 490,595 shares issued and outstanding at December 31, 2025	2,389	491
Capital paid in excess of par value	106,004,591	98,105,404
Accumulated comprehensive income	(658,935)	(65,309)
Accumulated (Deficit)	(77,823,043)	(75,015,126)
TOTAL SHAREHOLDERS' EQUITY	27,538,002	23,038,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,632,901	$30,079,167

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months	3 Months	6 Months	6 Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Revenue	$9,263,687	$9,410,230	$17,352,452	$18,311,571
Cost of Sales	6,837,005	5,987,364	12,744,780	12,158,279
Gross profit	2,426,682	3,422,866	4,607,672	6,153,292

General & Administrative Expenses:
Accounting	164,801	75,611	340,610	369,370
Consulting	318,864	736,727	462,012	1,102,014
Director fees	100,000	100,000	200,000	200,000
Legal	331,003	64,995	420,079	92,194
Marketing	209,337	201,658	459,560	600,019
Office	762,187	806,605	1,633,795	1,732,483
R&D	13,222	196,232	44,946	411,509
Salaries	1,923,660	2,048,676	3,632,144	3,574,122
Taxes	138,492	112,675	268,148	222,851
Impairment of intangible assets	–	1,061,809	–	1,061,809
Depreciation and amortization	77,974	72,533	154,833	137,326
Total General & Administrative Expenses	4,039,540	5,477,521	7,616,127	9,503,697

(Loss) from operations	(1,612,858)	(2,054,655)	(3,008,455)	(3,350,405)

Other Income (Expense):
Foreign exchange gain (loss)	(6)	1,940	(24)	2,391
Interest income	48,816	72,715	97,242	148,082
Settlement proceeds	–	–	103,320	–
Total Other Income	48,810	74,655	200,538	150,473

Net (loss) before income taxes	(1,564,048)	(1,980,000)	(2,807,917)	(3,199,932)
Provision for income taxes	–	209,166	–	249,327
Net (Loss)	$(1,564,048)	$(1,770,834)	$(2,807,917)	$(2,950,605)

Other comprehensive income:
Gain (Loss) from foreign exchange translation	(315,629)	1,084,557	(593,626)	1,110,746
Comprehensive (Loss)	$(1,879,677)	$(686,277)	$(3,401,543)	$(1,839,859)

Basic (Loss) per common share	$(1.15)	$(3.94)	$(2.95)	$(8.19)

Weighted Average Common Shares Outstanding (Basic)	1,365,324	449,611	952,435	360,465

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net (Loss)	$(2,807,917)	$(2,950,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	154,833	137,236
Intangible asset impairment	–	1,061,809
Stock issued for services	96,900	–
Accounts receivable	(698,211)	492,384
Inventory	872,395	(1,123,909)
Deposits	(281,480)	–
Prepaid expenses	288,429	255,639
Reduction in right-of-use asset	102,765	94,402
Accounts Payable & accrued expenses	(612,523)	(849,702)
Lease liability	(105,268)	(75,536)
Income tax payable	–	(10,118)
Net Cash (Used In) Operating Activities	(2,990,077)	(2,968,400)

Cash Flows From Investing Activities:
Purchase of intangible assets	(97,494)	(594,714)
Purchase of equipment	(12,144)	(167,490)
Net Cash (Used In) Investing Activities	(109,638)	(762,204)

Cash Flows From Financing Activities:
Proceeds from public offering	5,085,000	1,828,596
Exercise of warrants	2,719,185	2,195,312
Net Cash Provided by Financing Activities	7,804,185	4,023,908

Cash and Cash Equivalents at Beginning of Period	9,123,308	9,686,529
Net increase (decrease) in cash and cash equivalents	4,704,470	293,304
Foreign currency translation adjustment	(79,477)	325,487
Cash and Cash Equivalents at End of Period	$13,748,301	$10,305,320

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

	Number of Common Shares	Common	Capital Paid in Excess	Number of Preferred Shares	Preferred	Comprehensive	Accumulated
Three Months Period	Issued	Stock	of Par Value	Issued	Stock	Income	Deficit	Total
Balance March 31, 2026	490,595	$491	$98,105,404	130,000	$13,000	$(343,306)	$(76,258,995)	$21,516,594
Exercise of Series B Warrants	261,327	262	807,773	–	–	–	–	808,035
Exercise of Series C Warrants	382,230	382	1,910,768	–	–	–	–	1,911,150
Public offering, net of issuance costs	1,200,000	1,200	5,083,800	–	–	–	–	5,085,000
Common stock issued for services	10,000	10	96,890	–	–	–	–	96,900
Reverse split share adjustment	44,364	44	(44)	–	–	–	–	–
Net (loss)	–	–	–	–	–	(315,629)	(1,564,048)	(1,879,677)
Balance at June 30, 2026	2,388,516	$2,389	$106,004,591	130,000	$13,000	$(658,935)	$(77,823,043)	$27,538,002

Balance March 31, 2025	270,754	$271	$93,712,514	130,000	$13,000	$(803,770)	$(70,219,545)	$22,702,470
Exercise of Series B Warrants	66,000	66	1,839,948	–	–	–	–	1,840,014
Public offering, net of issuance costs	118,840	119	1,828,478	–	–	–	–	1,828,597
Net (loss)	–	–	–	–	–	1,084,557	(1,770,834)	(686,277)
Balance at June 30, 2025	455,595	$456	$97,380,940	130,000	$13,000	$280,787	$(71,990,379)	$25,684,804

Six Months Period
Balance December 31, 2025	490,595	$491	$98,105,404	130,000	$13,000	$(65,309)	$(75,015,126)	$23,038,460
Exercise of Series B Warrants	261,327	262	807,773	–	–	–	–	808,035
Exercise of Series C Warrants	382,230	382	1,910,768	–	–	–	–	1,911,150
Public offering, net of issuance costs	1,200,000	1,200	5,083,800	–	–	–	–	5,085,000
Common stock issued for services	10,000	10	96,890	–	–	–	–	96,900
Reverse split share adjustment	44,364	44	(44)	–	–	–	–	–
Net (loss)	–	–	–	–	–	(593,626)	(2,807,917)	(3,401,543)
Balance at June 30, 2026	2,388,516	$2,389	$106,004,591	130,000	$13,000	$(658,935)	$(77,823,043)	$27,538,002

Balance December 31, 2024	258,010	$258	$93,357,229	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754
Exercise of Series B Warrants	78,744	79	2,195,233	–	–	–	–	2,195,312
Public offering, net of issuance costs	118,840	119	1,828,478	–	–	–	–	1,828,597
Net (loss)	–	–	–	–	–	1,110,746	(2,950,605)	(1,839,859)
Balance at June 30, 2025	455,595	$456	$97,380,940	130,000	$13,000	$280,787	$(71,990,379)	$25,684,804

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2026 and 2025

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

Sunshine Biopharma has two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation with a portfolio of pharmaceutical products consisting of 60 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc., a Canadian corporation which develops and sells nonprescription, over-the-counter (“OTC”) supplements. The Company operates the two subsidiaries as a single business segment. Sales of the OTC supplements represent less than 3% of the Company’s total annual sales.

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

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the three and six month periods ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2026. These financial statements should be read in conjunction with that report.

Note 3 – Reverse Stock Splits

Effective June 1, 2026, April 17, 2024, and August 8, 2024, the Company completed 1-for-10, 1-for-100, and 1-for-20 reverse splits of its common stock, respectively. The Company had previously completed three (3) reverse stock splits including a 1-for-200 reverse split on February 9, 2022, and two 1-for-20 reverse splits, one in 2019 and the other in 2020. The Company’s financial statements included in this report reflect all six (6) reverse stock splits on a retroactive basis for all periods presented and for all references to common stock, unless specifically stated otherwise.

Note 4 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. (“Nora Pharma”), a Canadian privately held pharmaceutical company. The purchase price for the shares was $18,860,637 which was paid in cash ($14,346,637) and by the issuance of 185 shares of the Company’s common stock valued at $4,514,000 or $24,400.00 per share. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

As part of the consideration for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout was payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the Purchase Agreement) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company would not be terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earnout amount of $1,426,914 CAD (approximately $1,036,500 USD) for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid another earnout amount of $3,093,878 CAD (approximately $2,247,400 USD) for the fiscal year ended December 31, 2023. As of June 30, 2026, the remaining earnout balance was $479,208 CAD ($295,797 USD). This remaining earnout amount was paid by the Company following settlement of the dispute between the Company and Mr. Chamoun on July 8, 2026 (See Note 15).

Note 5 – Intangible Assets

Intangible assets consisted of the following:

Schedule of intangible assets
Period Ended	June 30, 2026	December 31, 2025
Intangible assets at beginning of period, net	$1,889,370	$3,019,717
Purchase of additional intangible assets (drug licenses & dossiers)	32,681	774,355
Total	1,922,051	3,794,072
Less impairment*	–	(1,748,247)
Less accumulated amortization	(80,081)	(156,455)
Intangible assets, net	$1,841,970	$1,889,370
*	The impairment was a result of determination by the Company that certain product licenses could not be commercialized

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

Schedule of plant property and equipment
Period Ended	June 30, 2026	December 31, 2025
Equipment	$291,406	$335,464
Computer equipment	88,800	69,139
Furniture and fixtures	43,850	45,462
Leasehold improvements	93,961	92,706
Vehicles	489,479	507,478
Total	1,007,496	1,070,249
Less accumulated depreciation	(530,449)	(512,879)
Plant, property and equipment, net	$477,047	$557,370

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

Inventory is comprised of the following:

Schedule of inventory
Period Ended	June 30, 2026	December 31, 2025
Finished goods	$12,966,453	$13,947,178
Allowance for obsolete inventory	(844,657)	(475,797)
Total Inventory, net of allowance	$12,121,796	$13,472,025

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

Amounts reported on the balance sheet as of June 30, 2026 were as follows:

Operating lease ROU asset	$648,457
Operating Lease liability - Short-term	202,518
Operating lease liability - Long-term	475,820
Remaining lease term	4 Years 3 Months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at June 30, 2026 are as follows:

2026	$102,720
2027	197,177
2028	186,920
2029	177,190
Thereafter	14,331

Note 9 – Income Taxes

Our Income tax (expense) / benefit of $0 and $0 for the three and six months ended June 30, 2026, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Our Income tax (expense) / benefit of $209,166 and $249,327 for the three and six months ended June 30, 2025, respectively, is primarily due to operations outside of the United States and changes in valuation allowance related to certain deferred tax assets generated or utilized in the applicable period.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable losses and the expected timing of the reversal of existing temporary differences. The Company has recorded valuation allowances against all of its deferred tax assets of June 30, 2026, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. bringing various changes to U.S. tax law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The OBBBA also amended section 951A for taxable years beginning after December 31, 2025, replacing the prior global intangible low-taxed income regime with a net CFC tested income inclusion framework. The legislation also modified related provisions, including the deduction under Section 250 for amounts included under Section 951A. ASC Topic 740, Income Taxes, requires the tax effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. Those effects, both current tax and deferred tax, are reported as part of continuing operations. The Company is currently assessing its impact on its Consolidated Financial Statements but does not believe that the OBBBA will have a material impact on the Company's income tax expense.

Note 10 – Management and Director Compensation

The Company paid its officers aggregate cash compensation of $593,844 and $524,504 for the three-month periods ended June 30, 2026 and 2025, respectively. For the six-month periods ended June 30, 2026 and 2025, the Company paid its officers aggregate cash compensation of $845,004 and $988,801, respectively. Of the amounts paid through June 30, 2026, $232,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

The Company paid its directors aggregate cash compensation of $100,000 for each of the three-month periods ended June 30, 2026 and 2025, and $200,000 for each of the six-month periods ended June 30, 2026 and 2025.

In April 2026, one of the directors of the Company received a stock award of 10,000 shares of common stock valued at $96,900.

Note 11 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of June 30, 2026, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of June 30, 2026, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

On January 3, 2025, the Company issued 12,744 shares of common stock upon the exercise of 12,744 Series B Warrants and received $355,298 in net proceeds.

On April 2, 2025, the Company issued 66,000 shares of common stock upon the exercise of 66,000 Series B Warrants and received $1,840,014 in net proceeds.

On April 3, 2025, the Company issued an aggregate of 118,840 shares of common stock in connection with a registered direct offering and received $1,828,596 in net proceeds.

On October 16, 2025, the Company issued 35,000 shares of common stock upon the exercise of 35,000 Series B Warrants and received net proceeds of $724,500.

On May 19, 2026, the Company completed a public offering and received gross proceeds of approximately $6.0 million. The offering consisted of 1,200,000 Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of common stock or one (1) pre-funded warrant and (ii) two (2) Series C Warrants to purchase one (1) share of common stock per warrant at an initial exercise price of $5.00. The public offering price per Common Unit was $5.00 (or $4.9999 per Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.0001 per share under the pre-funded warrants). The pre-funded warrants were immediately exercisable and could be exercised at any time until exercised in full. All of the pre-funded warrants have been exercised as of June 30, 2026. The Series C Warrants are exercisable immediately and expire five years after the initial issuance date. The exercise price and number of shares issuable under the Series C Warrants are subject to adjustment as described in more detail in the final prospectus filed in connection with the offering.

As of June 30, 2026 and December 31, 2025, the Company had 2,388,516 and 490,595 shares of common stock issued and outstanding, respectively.

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

In 2022, 2023, 2024, 2025, and 2026, the Company completed seven (7) financing events, and in connection therewith, it issued warrants as follows:

Schedule of warrants issued with financing
Issuance Date/Type	Number		Exercise Price		Expiry Date
Feb 17, 2022 (“Tradeable Warrants”)*	206		$44,400.00		February 2027
Mar 14, 2022 (“2022 Pre-Funded Warrants”)	185		$20.00		Unlimited
Mar 14, 2022 (“Investor Warrants”)	181		$44,400.00		March 2027
Apr 28, 2022 (“April Warrants”)	487		$75,200.00		April 2027
May 16, 2023 (“May Pre-Funded Warrants”)	176		$20.00		Unlimited
May 16, 2023 (“May Investor Warrants”)	596		$11,800.00		November 2028
Feb 15, 2024 (“2024 Pre-Funded Warrants”)	2,250		$20.00		Unlimited
Feb 15, 2024 (“Series A Warrants”)	399	**	$42,000.00	**	August 2026
Feb 15, 2024 (“Series B Warrants”)	798	**	$47,600.00	**	February 2029
Apr 3, 2025 (“2025 Pre-Funded Warrants”)	26,000		$0.01		Unlimited
May 19, 2026 (“Series C Warrants”)	2,400,000	**	$5.00	**	May 2031
May 19, 2026 (“2026 Pre-Funded Warrants”)	84,000		$0.0001		Unlimited

*	These warrants trade on Nasdaq under the symbol SBFMW.
**	Subject to adjustment.

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

As of June 30, 2026, all of the pre-funded warrants, a total of 157 Tradeable Warrants, 141 Investor Warrants, all of the Series A Warrants, 86,937 Series B Warrants (as adjusted), and 382,230 Series C Warrants were exercised resulting in aggregate net proceeds of $20,856,176 received by the Company.

The Company’s outstanding warrants as of June 30, 2026 consisted of the following:

Schedule of warrants outstanding
Type	Number		Exercise Price		Expiry Date
Tradeable Warrants	49		$2,200.00		February 2027
Investor Warrants	40		$40,000.00		March 2027
Series B Warrants	12,980,583	*	$2.3949	*	February 2029
Series C Warrants	2,017,770	**	$5.00**		May 2031

*	As adjusted and subject to further adjustments.
**	The Series C Warrants adjusted to 4,035,540 warrants with an exercise price of $2.50 per share on July 6, 2026, twenty (20) days following the mailing of the Company’s related 14C to the shareholders of record.

Note 13 – Earnings Per Share

The following table sets forth the computation of basic* net (loss) per share:

Schedule of computation of basic net income per share
Six Months Ended June 30,	2026	2025
Net gain (loss) attributable to common stock	$(2,807,917)	$(2,950,605)
Weighted average outstanding shares of common stock	952,435	360,465
Net gain (loss) per share attributable to common stock	$(2.95)	$(8.19)
*	Diluted net income (loss) per share is not included in this table as the Company incurred net losses for the years ended December 31, 2026 and 2025 and inclusion of dilutive instruments would have an anti-dilutive effect.

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

Note 15 – Legal Matters

On April 10, 2025, the Company terminated the employment of Mr. Malek Chamoun, president of the Company’s wholly owned Canadian subsidiary, Nora Pharma. On April 17, 2025, the Company received a demand letter from the attorneys of Mr. Chamoun requesting that the Company pay to Mr. Chamoun $7,307,025 CAD (approximately $5,300,000 USD) within five (5) days. On July 8, 2026, the Company entered into an agreement of transaction and mutual release (the “Release Agreement”) with Mr. Chamoun. Pursuant to the Release Agreement, the Company agreed to pay Mr. Chamoun $1,500,000 CAD (approximately $1,058,565 million USD) in full and final settlement of the dispute between the parties. The total amount of the settlement had been accrued under earnout payable, salaries, and reimbursable employee expenses. The Company paid this amount in accordance with the Release Agreement on August 10, 2026.

Note 16 – Subsequent Events

On July 20, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Agent”), under which the Company may, from time to time, sell shares of the Company’s common stock, for an aggregate offering price of up to $4,000,000, in “at-the-market” offerings through or to the Agent, as exclusive sales agent (the “ATM Offering”). Subject to the terms and conditions of the Sales Agreement and the applicable placement notice, sales of the Company’s common stock may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Company’s common stock. The Agent will receive a commission from the Company of 3.0% of the gross proceeds from the sale of any shares of common stock under the Sales Agreement, in addition to reimbursement of certain expenses.

From July 27, 2026 through August 12, 2026, the Company sold 1,430,521 shares of its common stock under the ATM Offering and received $1,722,555 in net proceeds.

On August 3, 2026, the Company’s Series B Warrants were adjusted to 25,477,133 warrants with an exercise price of $1.2202 per share as a result of sales of common stock by the Company under its ATM Offering .

On August 7, 2026, the Company issued 58,300 shares of common stock to one of its directors for services rendered to the Company.

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

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We have two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation, through which we currently have 60 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc., a Canadian corporation through which we develop and sell OTC supplements.

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

Our Anti-Coronavirus research effort has been focused on developing an inhibitor of PLpro and, on May 22, 2020, we filed a provisional patent application in the United States covering composition subject matter pertaining to small molecules for inhibition of the Coronavirus PLpro as well as Mpro. Our provisional patent application, entitled Inhibitors of Coronavirus Protease, was converted into a PCT patent application on April 30, 2021. On May 12, 2026, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 12,624,066 B2, entitled Compounds and Methods for Treatment of Coronavirus Infection. This newly issued patent protects our aforesaid technology for new chemical entities designed to inhibit coronavirus replication. We have been informed by the USPTO that our new patent is eligible for an extension of 706 days and will therefore expire in 2043 instead of 2041.

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

Our current lead compound has been found to be active at sub micromolar concentrations against PLpro and exhibited antiviral activity in SRAS-CoV-2 infected cells as well as in cells infected with several different variants of concern. In addition, our compound had favorable pharmacokinetics properties in rodent species and exhibited preferred drug accumulation in the lungs over plasma. The compound was found to be orally active in a K18-human-ACE2 transgenic mouse model and to significantly reduce virus load in the lungs of infected animals in a dose-dependent manner without gross toxicities. In August 2024, we published these and other research results related to this project in the Journal of Medicinal Chemistry (J. Med. Chem. 2024, 67, 13681−13702). Additional research results on our lead compound have more recently been published also in the Journal of Medicinal Chemistry in March 2026 (J. Med. Chem. 2026, 69, 8433−8450). Copies of these articles are available on our website at: www.sunshinebiopharma.com/scientific-publications/.

Intellectual Property

On May 22, 2020, we filed a provisional patent application in the United States for a new treatment for Coronavirus infections. Our patent application, entitled Inhibitors of Coronavirus Protease, covers composition subject matter pertaining to small molecules for inhibition of the main Coronavirus protease, Mpro, an enzyme that is essential for viral replication. The patent application has a priority date of May 22, 2020. On April 30, 2021, we filed a PCT application containing new research results and extending coverage to include the Coronavirus Papain-Like protease, PLpro. The priority date of May 22, 2020 has been maintained in the newly filed PCT application. On May 12, 2026, the United States Patent and Trademark Office (“USPTO”) issued U.S. Patent No. 12,624,066 B2, entitled “Compounds and Methods for Treatment of Coronavirus Infection.” This newly issued patent protects our aforesaid technology for new chemical entities designed to inhibit coronavirus replication. We have been informed by the USPTO that our new patent is eligible for an extension of 706 days and will therefore expire in 2043 instead of 2041.

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

Our wholly owned subsidiary, Nora Pharma, owns over 190 DIN’s issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products.

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

On September 30, 2025, we received official trademark registration from the USPTO (Registration No. 7,963,385) for “Sunshine Biopharma Inc.” and Design.

On April 15, 2026, we received official trademark registration from the Canadian Intellectual Property Office of Canadian trademark registration (Registration No. LMC/TMA 1,402,862) for “Sunshine Biopharma Inc.” and Design.

Results of Operations

Comparison of results of operations for the three months ended June 30, 2026 and 2025

During the three months ended June 30, 2026, we generated $9,263,687 in sales, compared to $9,410,230 for the three months ended June 30, 2025, a decrease of $146,543 (1.6%). The decrease is largely a result of termination of our distribution agreements effective December 31, 2025. The direct cost for generating these sales was $6,837,005 (73.8%) for the three months ended June 30, 2026, compared to $5,987,364 (63.6%) for the three months ended June 30, 2025. The increase in cost of sales was a result of the cost of finished goods increasing by $337,530 and sales rebates increasing by $245,966. In addition, inventory obsolescence increased by $207,977. Our gross profit for the three months ended June 30, 2026 was $2,426,682 (26.2%), compared to $3,422,866 (36.4%) for the three months ended June 30, 2025, a decrease of $996,184. The decrease was largely due to the increase in cost of sales.

General and administrative expenses during the three-month period ended June 30, 2026 were $4,039,540, compared to $5,477,521 during the three-month period ended June 30, 2025, a decrease of $1,437,981. The decrease was the net result of decreases in certain expense categories against modest increases in others. For the three months ended June 30, 2026, there was an increase in legal fees of $266,008 and accounting fees of $89,190, offset by a decrease in consulting fees by $417,863, salaries by $125,016, office expenses by $44,418, and R&D by $183,010, when compared to the same three-month period ended June 30, 2025. Overall, we incurred a loss of $1,612,858 from our operations for the three months ended June 30, 2026, compared to a loss of $2,054,655 from our operations in the three-month period ended June 30, 2025, a decrease of $441,797.

We had interest income of $48,816 during the three months ended June 30, 2026, compared to interest income of $72,715 during the three months ended June 30, 2025.

As a result, we incurred a net loss of $1,564,048 ($1.15 per share) for the three months ended June 30, 2026, compared to a net loss of $1,770,834 ($3.94 per share) for the three-month period ended June 30, 2025.

Comparison of results of operations for the six months ended June 30, 2026 and 2025

During the six months ended June 30 2026, we generated revenues of $17,352,452, compared to revenue of $18,311,571 for the six months ended June 30, 2025, a decrease of $959,119, or 5.2%. The direct cost for generating these revenues was $12,744,780 for the six months ended June 30, 2026 (73.4%), compared to $12,158,279 (66.4%) for the six months ended June 30, 2025. Our gross profit decreased by $1,545,620 from $6,153,292 for the six months ended June 30, 2025, to $4,607,672 for the same period in 2026.

General and administrative expenses during the six-month period ended June 30, 2026, were $7,616,127, compared to $9,503,697 during the six-month period ended June 30, 2025, a decrease of $1,887,570. The significant decrease was primarily attributable to a $1,061,809 impairment of intangible assets which did not occur in the six month ended June 30, 2026. The other expense categories which contributed to this decrease were consulting fees which decreased by $640,002 and R&D expenses which decreased by $366,563. These were partially offset by an increase in legal fees of $327,885. Overall, we incurred a loss of $3,008,455 from our operations in the six-month period ended June 30, 2026, compared to a loss from operations of $3,350,405 in the similar period of 2025, a decrease of $341,950.

We had interest income of $97,242 during the six months ended June 30, 2026, compared to interest income of $148,082 during the six months ended June 30, 2025. The decrease in interest income was a result of having less cash on hand in the 2026 period compared to 2025.

In addition, we had a one-time payment of $103,320 in the six months ended June 30, 2026 which we did not have in the six months ended June 30, 2025. This amount was allocated to us as part of a settlement of a class-action lawsuit against BF Borgers CPA PC, our previous auditor whom we terminated in May 2024.

As a result of the foregoing, we incurred a net loss of $2,807,917 ($2.95 per share) for the six-month period ended June 30, 2026, compared to a net loss of $2,950,605 ($8.19 per share) for the six-month period ended June 30, 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $13,748,301.

Net cash used in operating activities was $2,990,108 during the six months ended June 30, 2026, compared to $2,968,400 during the six-month period ended June 30, 2025, largely unchanged.

Cash flows used in investing activities were $109,638 for the six months ended June 30, 2026, compared to $762,204 for the six months ended June 30, 2025. The decrease was the result of fewer purchases of equipment and intangible assets (drug licenses) by Nora Pharma.

Cash flows provided by financing activities were $7,804,185 during the six months ended June 30, 2026, compared to $4,023,908 during the six months ended June 30, 2025. The increase was a result of a financing event which was completed on May 19, 2026.

We are currently generating revenue of approximately $9 million per quarter and incurring a quarterly deficit of approximately $1.5 million. Our attention is currently focused on increasing sales and streamlining operations to reduce expenses. We estimate that our existing cash on hand together with cash we generate from sales will be sufficient to fund our operations for the next 27 months. There is no assurance our estimates will be accurate. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future for expansion of our generic pharmaceuticals sales operations and further research and development. Additional capital may not be available on terms acceptable to us, or at all.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no Director or Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 2026.

SUNSHINE BIOPHARMA INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

