Form 10-Q
period 2026-09-30
Sunshine Biopharma Inc.
filed 2026-11-12
CIK 1402328

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

The number of shares of the registrant’s common stock, par value $0.001, issued and outstanding as of November 12, 2026, was 823,772 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Sunshine Biopharma Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,618,614	$9,123,308
Accounts receivable	3,891,806	3,459,864
Inventory	11,662,251	13,472,025
Deposits	422,880	–
Prepaid expenses	408,839	798,384
Total Current Assets	31,004,390	26,853,581
Long-Term Assets:
Property & equipment	361,916	557,370
Intangible assets	1,893,448	1,889,370
Right-of-use-asset	599,203	778,846
Total Long-Term Assets	2,854,567	3,225,586
TOTAL ASSETS	$33,858,957	$30,079,167

LIABILITIES
Current Liabilities:
Accounts payable & accrued expenses	$4,325,878	$5,664,212
Earnout payable	–	295,797
Income tax payable	268,276	268,276
Right-of-use-liability	200,138	215,637
Total Current Liabilities	4,794,292	6,443,922
Long-Term Liabilities:
Right-of-use-liability	427,427	596,785
Total Long-Term Liabilities	427,427	596,785
TOTAL LIABILITIES	5,221,719	7,040,707

SHAREHOLDERS' EQUITY
Preferred Stock Series B $0.10 par value per share; 1,000,000 shares authorized; 130,000 shares issued and outstanding	13,000	13,000
Common Stock $0.001 par value per share; 3,000,000,000 shares authorized; 278,317 shares issued and outstanding at September 30, 2026 and 24,530 shares issued and outstanding at December 31, 2025	278	25
Capital paid in excess of par value	108,310,889	98,105,870
Accumulated comprehensive income	(639,946)	(65,309)
Accumulated (Deficit)	(79,046,983)	(75,015,126)
TOTAL SHAREHOLDERS' EQUITY	28,637,238	23,038,460

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,858,957	$30,079,167

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
		.		.
Revenue	$9,442,325	$9,417,179	$26,794,777	$27,728,750
Cost of Sales	6,340,623	6,343,639	19,085,403	18,501,918
Gross profit	3,101,702	3,073,540	7,709,374	9,226,832

General & Administrative Expenses:
Accounting	170,369	135,413	510,979	504,783
Consulting	646,948	159,003	1,108,960	1,261,017
Director fees	100,000	100,000	300,000	300,000
Legal	388,519	193,009	808,598	285,203
Marketing	198,535	235,217	658,095	835,236
Office	818,595	614,661	2,452,390	2,347,144
R&D	1,563	119,298	46,509	530,807
Salaries	1,856,341	1,833,172	5,488,485	5,407,294
Taxes	136,715	119,909	404,863	342,760
Impairment of intangible assets	–	554,650	–	1,616,459
Depreciation and amortization	74,609	95,821	229,442	233,147
Total G & A	4,392,194	4,160,153	12,008,321	13,663,850

(Loss) from operations	(1,290,492)	(1,086,613)	(4,298,947)	(4,437,018)

Other Income (Expense):
(Loss) on asset sale	(25,676)	(10,250)	(25,676)	(10,250)
Foreign exchange gain (loss)	(48,160)	253	(48,184)	2,644
Interest income	76,850	75,352	174,092	223,434
Miscellaneous income	–	–	103,320	–
Total Other (Expense)	3,014	65,355	203,552	215,828

Net (loss) before income taxes	(1,287,478)	(1,021,258)	(4,095,395)	(4,221,190)
Provision for income taxes	63,538	137,438	63,538	386,765
Net (Loss)	$(1,223,940)	$(883,820)	$(4,031,857)	$(3,834,425)

Other Comprehensive Income:
Foreign exchange translation	18,989	(601,628)	(574,637)	509,118
Comprehensive (Loss)	$(1,204,951)	$(1,485,448)	$(4,606,494)	$(3,325,307)

Basic (Loss) per common share	$(5.20)	$(38.80)	$(26.43)	$(195.37)

Weighted Average Common Shares Outstanding (Basic)	235,308	22,780	152,539	19,626

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025

Cash Flows From Operating Activities:
Net (Loss)	$(4,031,857)	$(3,834,425)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	229,442	233,147
Loss on sale of tangible assets	25,676	–
Intangible asset impairment	–	1,616,459
Stock issued for services	169,192	–
Accounts receivable	(606,402)	(157,466)
Inventory	1,352,092	(2,410,073)
Deposits	(422,880)	–
Prepaid expenses	362,421	291,716
Reduction in right-of-use asset	153,183	147,016
Accounts payable & accrued expenses	(1,151,894)	375,084
Lease liability	(157,256)	(129,741)
Earnout payable	(295,797)	–
Income tax payable	–	152,874
Net Cash Flows (Used In) Operating Activities	(4,374,080)	(3,715,409)

Cash Flows From Investing Activities:
Purchase of intangible assets	(185,956)	(620,817)
Purchase of equipment	44,759	(175,530)
Proceeds from sale of tangible assets	56,921	10,250
Net Cash Flows (Used In) Investing Activities	(84,276)	(786,097)

Cash Flows From Financing Activities:
Proceeds from public offering of common stock, net	7,316,895	1,828,596
Exercise of warrants	2,719,185	2,195,312
Net Cash Flows Provided by Financing Activities	10,036,080	4,023,908

Cash and Cash Equivalents at Beginning of Period	9,123,308	9,686,529
Net increase (decrease) in cash and cash equivalents	5,577,724	(477,598)
Foreign currency translation adjustment	(82,418)	97,507
Cash and Cash Equivalents at End of Period	$14,618,614	$9,306,438

Supplementary Disclosure of Cash Flow Information:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Consolidated Statements of Shareholders' Equity (Unaudited)

	Number Of Common Shares	Common	Capital Paid in Excess of	Number Of Preferred Shares	Preferred	Comprehensive	Accumulated
Three Months Period	Issued	Stock	Par Value	Issued	Stock	Income	Deficit	Total
Balance June 30, 2026	119,426	$119	$106,006,861	130,000	$13,000	$(658,935)	$(77,823,043)	$27,538,002
Common stock issued for services	2,915	3	72,289	–	–	–	–	72,292
Common stock issued through ATM offering	93,174	93	2,231,802	–	–	–	–	2,231,895
Reverse split share adjustment	62,802	63	(63)	–	–	–	–	–
Net (loss)	–	–	–	–	–	18,989	(1,223,940)	(1,204,951)
Balance at September 30, 2026	278,317	$278	$108,310,889	130,000	$13,000	$(639,946)	$(79,046,983)	$28,637,238

Balance June 30, 2025	22,780	$23	$97,381,373	130,000	$13,000	$280,787	$(71,990,379)	$25,684,804
Net (loss)	–	–	–	–	–	(601,628)	(883,820)	(1,485,448)
Balance at September 30, 2025	22,780	$23	$97,381,373	130,000	$13,000	$(320,841)	$(72,874,199)	$24,199,356

Nine Months Period
Balance December 31, 2025	24,530	$25	$98,105,870	130,000	$13,000	$(65,309)	$(75,015,126)	$23,038,460
Exercise of Series B Warrants	13,066	13	808,022	–	–	–	–	808,035
Exercise of Series C Warrants	19,112	19	1,911,131	–	–	–	–	1,911,150
Public offering, net of issuance costs	60,000	60	5,084,940	–	–	–	–	5,085,000
Common stock issued for services	3,415	3	169,189	–	–	–	–	169,192
Common stock issued through ATM offering	93,174	93	2,231,802	–	–	–	–	2,231,895
Reverse split share adjustment	65,020	65	(65)	–	–	–	–	–
Net (loss)	–	–	–	–	–	(574,637)	(4,031,857)	(4,606,494)
Balance at September 30, 2026	278,317	$278	$108,310,889	130,000	$13,000	$(639,946)	$(79,046,983)	$28,637,238

Balance December 31, 2024	12,901	$13	$93,357,474	130,000	$13,000	$(829,959)	$(69,039,774)	$23,500,754
Exercise of Series B Warrants	3,937	4	2,195,308	–	–	–	–	2,195,312
Public offering, net of issuance costs	5,942	6	1,828,591	–	–	–	–	1,828,597
Net (loss)	–	–	–	–	–	509,118	(3,834,425)	(3,325,307)
Balance at September 30, 2025	22,780	$23	$97,381,373	130,000	$13,000	$(320,841)	$(72,874,199)	$24,199,356

See Accompanying Notes To These Financial Statements.

Sunshine Biopharma Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2026 and 2025

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

The Company is not subject to material customer concentration risks as it sells its products directly to pharmacies in several Canadian Provinces. However, Provincial governments in Canada reimburse patients for their prescription drug expenditures to various degrees under drug reimbursement programs, making generic drugs prices highly dependent on government policies which may change over time. The most recent negotiations between the pan-Canadian Pharmaceutical Alliance (“pCPA”), the entity that negotiates drug prices on behalf of the government, and the Canadian Generic Pharmaceutical Association (“CGPA”) resulted in updated generic pricing for certain products which took effect on October 1, 2023 (the “2023 Generic Drug Pricing Agreement”). The updated prices are valid for three years and the agreement contains an option to extend for an additional two years. On June 11, 2026, the pCPA and CGPA announced an agreement to exercise the extension option and extended the 2023 Generic Drug Pricing Agreement for an additional two years, effective October 1, 2026. On February 10, 2024, the Canadian federal government joined the generic drug reimbursement program as a payor under the Pharmacare Act. These developments further strengthened the Canadian generic drug market.

In addition, the Company is engaged in the development of the following proprietary drugs:

•	K1.1 mRNA, a lipid nano-particle (LNP) targeted for liver cancer
•	SBFM-PL4, a protease inhibitor for treatment of SARS Coronavirus infections

Note 2 – Basis of Presentation

The unaudited financial statements of the Company for the three and nine month periods ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2025, was derived from the audited financial statements included in the Company's financial statements as of and for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2026. These financial statements should be read in conjunction with that report.

Note 3 – Reverse Stock Splits

Effective June 1, 2026 and October 26, 2026, the Company completed a 1-for-10 and a 1-for-20 reverse split of its common stock, respectively. The Company had previously completed five (5) reverse stock splits including a 1-for-20 on August 8, 2024, a 1-for-100 on April 17, 2024, a 1-for-200 on February 9, 2022, and two 1-for-20 reverse splits, one in 2020 and the other in 2019. The Company’s financial statements included in this report reflect all seven (7) reverse stock splits on a retroactive basis for all periods presented and for all references to common stock, unless specifically stated otherwise.

Note 4 – Acquisition of Nora Pharma Inc.

On October 20, 2022, the Company acquired all of the issued and outstanding shares of Nora Pharma Inc. (“Nora Pharma”), a Canadian privately held pharmaceutical company. The purchase price for the shares was $18,860,637 which was paid in cash ($14,346,637) and by the issuance of 10 shares of the Company’s common stock valued at $4,514,000 or $451,400.00 per share. Nora Pharma sells generic pharmaceutical products in Canada. Nora Pharma’s operations are authorized by a Drug Establishment License issued by Health Canada.

As part of the consideration for Nora Pharma, the Company agreed to a $5,000,000 CAD ($3,632,000 USD) earnout amount payable to Mr. Malek Chamoun, the seller of Nora Pharma. The earnout was payable in the form of twenty (20) payments of $250,000 CAD for every $1,000,000 CAD increase in gross sales (as defined in the purchase agreement for the acquisition) above Nora Pharma’s June 30, 2022 gross sales, provided that his employment with the Company would not be terminated pursuant to the Company’s employment agreement with him. The total earnout amount of $3,632,000 has been recorded as a salary payable. During the fiscal year ended December 31, 2023, the Company paid an earnout amount of $1,426,914 CAD (approximately $1,036,500 USD) for the fiscal year ended December 31, 2022. On April 22, 2024, the Company paid another earnout amount of $3,093,878 CAD (approximately $2,247,400 USD) for the fiscal year ended December 31, 2023. The remaining earnout amount of $479,208 CAD ($295,797 USD) was paid by the Company to Mr. Chamoun on August 10, 2026 following the settlement of an employment related dispute between the Company and Mr. Chamoun reached on July 8, 2026 (See Note 15).

Note 5 – Intangible Assets

Intangible assets consisted of the following:

Schedule of intangible assets
Period Ended	September 30, 2026	December 31, 2025
Intangible assets at beginning of period, net	$1,889,370	$3,019,717
Purchase of additional intangible assets	124,441	774,355
Total	2,013,811	3,794,072
Less impairment*	–	(1,748,247)
Less accumulated amortization	(120,363)	(156,455)
Intangible assets, net	$1,893,448	$1,889,370

*	The impairment was a result of determination by the Company that certain product licenses could not be commercialized.

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

Schedule of property, plant and equipment
Period Ended	September 30, 2026	December 31, 2025
Equipment	$291,434	$335,464
Computer equipment	90,292	69,139
Furniture and fixtures	43,850	45,462
Leasehold improvements	93,961	92,706
Vehicles	407,579	507,478
Total	927,117	1,070,249
Less accumulated depreciation	(565,201)	(512,879)
Plant, property and equipment, net	$361,916	$557,370

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

Inventory is comprised of the following:

Schedule of inventory
Period Ended	September 30, 2026	December 31, 2025
Inventory (finished goods)	$12,475,986	$13,947,178
Allowance for obsolete inventory	(813,735)	(475,797)
Inventory, net of allowance	$11,662,251	$13,472,025

Note 8 – Leases

The Company has obligations as a lessee for warehouse and office space with initial non-cancellable terms in excess of one year. The Company classified the lease as an operating lease. The lease contains a renewal option for a period of five years. Because the Company is certain to exercise the renewal option, the optional period is included in determining the lease term, and associated payments under the renewal option are included in the lease payments. The Company’s lease does not include termination options for either party to the lease or restrictive financial or other covenants. Payments due under the lease include fixed payments plus a variable payment. The Company’s office space lease requires it to make variable payments for the Company’s proportionate share of the building’s property taxes, insurance, and common area maintenance. These variable lease payments are not included in lease payments used to determine lease liability and are recognized as variable costs when incurred.

Amounts reported on the balance sheet as of September 30, 2026 were as follows:

Schedule of lease information
Operating lease ROU asset	$599,203
Operating Lease liability - Short-term	$200,138
Operating lease liability - Long-term	$427,427
Remaining lease term	3 Years 3 Months
Discount rate	6%

Amounts disclosed for ROU assets obtained in exchange for lease obligations and reductions of ROU assets resulting from reductions of lease obligations include amounts reduced from the carrying amount of ROU assets resulting from deferred rent.

Maturities of lease liabilities under non-cancellable operating leases at September 30, 2026 are as follows:

Schedule of maturities of lease liabilities
2026	$51,055
2027	$197,483
2028	$187,210
2029	$177,464
Thereafter	$14,353

Note 9 – Income Taxes

Our income tax benefits as stated reflect tax benefits recorded by Nora Pharma, the Company’s wholly owned Canadian subsidiary. Deferred tax benefits generated in the United States and Canada are offset by valuation allowances by jurisdiction. The Company maintains a full valuation allowance against its deferred tax assets because of cumulative losses and insufficient positive evidence of future taxable income.

Deferred tax assets are regularly reviewed for recoverability by jurisdiction and valuation allowances are established based on historical and projected future taxable income or losses and the expected timing of reversals of existing temporary differences. The Company has recorded valuation allowances against all of its deferred tax assets of September 30, 2026, and the Company expects to maintain these valuation allowances until there is sufficient evidence that future earnings can be achieved, which is uncertain at this time.

The Company operates through two Canadian subsidiaries that are subject to Canadian federal and provincial income taxes.

The Company recognizes a tax benefit from an uncertain tax position only when it is more likely than not that the position will be sustained upon examination, based on its technical merits. The amount recognized is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recognized any material uncertain tax benefits in its financial statements.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. Among other provisions, the OBBBA made permanent 100% bonus depreciation and domestic research-cost expensing and amended the rules under Sections 951A and 250 for taxable years beginning after December 31, 2025. The Company completed its assessment of the provisions applicable to its operations. The OBBBA did not have a material effect on the Company's income tax expense for the three and nine months ended September 30, 2026, primarily because the Company maintains a full valuation allowance against its net deferred tax assets and had no current-period Section 951A inclusion.

Note 10 – Management and Director Compensation

The Company paid its officers aggregate cash compensation of $433,460 and $788,322 for the three-month periods ended September 30, 2026 and 2025, respectively. For the nine-month periods ended September 30, 2026 and 2025, the Company paid its officers aggregate cash compensation of $1,420,801 and $2,316,641, respectively. Of the amounts paid through September 30, 2026, $472,000 was paid to Advanomics Corporation, a company controlled by the CEO of the Company.

The Company paid its directors aggregate cash compensation of $100,000 for each of the three-month periods ended September 30, 2026 and 2025, and $300,000 for each of the nine-month periods ended September 30, 2026 and 2025.

In April 2026, one of the directors of the Company received a stock award of 500 shares of common stock valued at $96,900. In August 2026, the same director received another stock award of 2,915 shares of common stock valued at $71,709.

Note 11 – Capital Stock

The Company’s authorized capital is comprised of 3,000,000,000 shares of common stock, par value $0.001, and 30,000,000 shares of preferred stock, $0.10 par value. As of September 30, 2026, the Company had authorized 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is non-convertible and non-redeemable. It has a liquidation preference equal to the stated value of $0.10 per share, relative to the common stock and gives the holder the right to 1,000 votes per share. As of September 30, 2026, 130,000 shares of Series B Preferred Stock were outstanding and held by the Company’s Chief Executive Officer.

On January 3, 2025, the Company issued 638 shares of common stock upon the exercise of 638 Series B Warrants and received $355,298 in net proceeds.

On April 2, 2025, the Company issued 3,300 shares of common stock upon the exercise of 3,300 Series B Warrants and received $1,840,014 in net proceeds.

On April 3, 2025, the Company issued an aggregate of 5,942 shares of common stock in connection with a registered direct offering and received $1,828,596 in net proceeds.

On October 16, 2025, the Company issued 1,750 shares of common stock upon the exercise of 1,750 Series B Warrants and received net proceeds of $724,500.

On April 14, 2026, the Company issued 500 shares of common stock to one of its directors for services rendered to the Company.

On May 19, 2026, the Company completed a public offering and received gross proceeds of approximately $6.0 million. The offering consisted of 60,000 Common Units (or Pre-Funded Units), each consisting of (i) one (1) share of common stock or one (1) pre-funded warrant and (ii) two (2) Series C Warrants to purchase one (1) share of common stock per warrant at an initial exercise price of $100.00. The public offering price per Common Unit was $100.00 (or $99.998 per Pre-Funded Unit, which is equal to the public offering price per Common Unit sold in the offering minus an exercise price of $0.002 per share under the pre-funded warrants). The pre-funded warrants were immediately exercisable and could be exercised at any time until exercised in full. All of the pre-funded warrants have been exercised as of September 30, 2026. The Series C Warrants are exercisable immediately and expire five years after the initial issuance date. The exercise price and number of shares issuable under the Series C Warrants are subject to adjustment as described in more detail in the final prospectus filed in connection with the offering.

On July 20, 2026, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Aegis Capital Corp. (the “Agent”), under which the Company may, from time to time, sell shares of the Company’s common stock, for an aggregate offering price of up to $4,000,000, in “at-the-market” offerings through or to the Agent, as exclusive sales agent (the “ATM Offering”). Subject to the terms and conditions of the Sales Agreement and the applicable placement notice, sales of the Company’s common stock may be made by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Company’s common stock. The Agent will receive a commission from the Company of 3.0% of the gross proceeds from the sale of any shares of common stock under the Sales Agreement, in addition to reimbursement of certain expenses. Through September 30, 2026, the Company sold 93,174 shares of its common stock under the ATM Offering and received $2,231,895 in net proceeds.

On August 7, 2026, the Company issued 2,915 shares of common stock to one of its directors for services rendered to the Company.

As of September 30, 2026 and December 31, 2025, the Company had 278,317 and 24,530 shares of common stock issued and outstanding, respectively.

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

In 2022, 2023, 2024, 2025, and 2026, the Company completed seven (7) financing events, and in connection therewith, it issued warrants as follows:

Schedule of warrants issued with financing
Issuance Date/Type	Number		Exercise Price		Expiry Date
Feb 17, 2022 (“Tradeable Warrants”)*	11		$888,000.00		February 2027
Mar 14, 2022 (“2022 Pre-Funded Warrants”)	10		$200.00		Unlimited
Mar 14, 2022 (“Investor Warrants”)	10		$888,000.00		March 2027
Apr 28, 2022 (“April Warrants”)	25		$1,504,000.00		April 2027
May 16, 2023 (“May Pre-Funded Warrants”)	9		$400.00		Unlimited
May 16, 2023 (“May Investor Warrants”)	30		$236,000.00		November 2028
Feb 15, 2024 (“2024 Pre-Funded Warrants”)	113		$400.00		Unlimited
Feb 15, 2024 (“Series A Warrants”)	20	**	$840,000	**	August 2026
Feb 15, 2024 (“Series B Warrants”)	40	**	$952,000.00	**	February 2029
Apr 3, 2025 (“2025 Pre-Funded Warrants”)	1,300		$0.20		Unlimited
May 19, 2026 (“Series C Warrants”)	120,000	**	$100.00	**	May 2031
May 19, 2026 (“2026 Pre-Funded Warrants”)	4,200		$0.002		Unlimited

*	These warrants trade on Nasdaq under the symbol SBFMW.
**	Subject to adjustment.

On February 11, 2024, the Company redeemed all of the April Warrants and all of the May Investor Warrants for an aggregate purchase price of $3,139,651.

The Series A Warrants, which had been exercised in full, expired on August 15, 2026.

As of September 30, 2026, all of the pre-funded warrants, a total of 157 Tradeable Warrants, 141 Investor Warrants, 86,937 Series B Warrants (as adjusted), and 382,230 Series C Warrants were exercised resulting in aggregate net proceeds of $20,856,176 received by the Company.

The Company’s outstanding warrants as of September 30, 2026 consisted of the following:

Schedule of warrants outstanding
Type	Number		Exercise Price		Expiry Date
Tradeable Warrants	3		$44,000.00		February 2027
Investor Warrants	2		$800,000.00		March 2027
Series B Warrants	1,290,354	*	$24.092	*	February 2029
Series C Warrants	201,777		$50.00		May 2031

*	The Series B Warrants adjusted to 11,233,359 warrants exercisable at $2.7674 following the 1-for-20 reverse split completed by the Company on October 26, 2026.

Note 13 – Earnings Per Share

The following table sets forth the computation of basic* net (loss) per share:

Schedule of basic net loss per share
Nine Months Ended September 30,	2026	2025
Net gain (loss) attributable to common stock	$(4,031,857)	$(3,834,425)
Weighted average outstanding shares of common stock	152,539	19,626
Net gain (loss) per share attributable to common stock	$(26.43)	$(195.37)

*	Diluted net income (loss) per share is not included in this table as the Company incurred net losses for the years ended December 31, 2026 and 2025 and inclusion of dilutive instruments would have an anti-dilutive effect.

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

Note 15 – Legal Matters

On April 10, 2025, the Company terminated the employment of Mr. Malek Chamoun, president of the Company’s wholly owned Canadian subsidiary, Nora Pharma. On April 17, 2025, the Company received a demand letter from the attorneys of Mr. Chamoun requesting that the Company pay to Mr. Chamoun $7,307,025 CAD (approximately $5,300,000 USD) within five (5) days. On July 8, 2026, the Company entered into an agreement of transaction and mutual release (the “Settlement Agreement”) with Mr. Chamoun. Pursuant to the Settlement Agreement, the Company agreed to pay Mr. Chamoun $1,500,000 CAD (approximately $1,060,000 USD) in full and final settlement of the dispute between the parties. The total amount of the settlement had been accrued under earnout payable, salaries, and reimbursable employee expenses. The Company paid this amount in accordance with the Settlement Agreement on August 10, 2026.

Note 16 – Subsequent Events

On October 9, 2026, the Company completed a public offering and received gross proceeds of approximately $6.0 million. The offering consisted of (A) 525,455 common units (the “Common Units”), each consisting of (i) one share of the Company’s common stock, and (ii) two series D warrants (the “Series D Warrants”), each exercisable for one share of common stock; and (B) 20,000 pre-funded units (the “Pre-Funded Units”), each consisting of (i) one pre-funded warrant (the “Pre-Funded Warrants”) to purchase one share of common stock and (ii) two Series D Warrants. The purchase price of each Common Unit was $11.00, and the purchase price of each Pre-Funded Unit was $10.9998. The Pre-Funded Warrants have an exercise price of $0.0002 were exercised in full upon the closing of the Offering. The Series D Warrants are exercisable immediately and expire five years after the initial issuance date. The exercise price and number of shares issuable under the Series D Warrants are subject to adjustment as described in more detail in the final prospectus filed in connection with the offering.

On October 9, 2026, the Company received notice of a claim filed with the American Arbitration Association by the attorneys of Mr. Andrew Telsey, the Company’s former legal counsel, asserting that the Company owes Mr. Telsey unpaid compensation under an agreement for legal services dated January 1, 2023 and an unsigned consulting agreement dated November 1, 2024. The Company believes this claim is without merit and intends to defend its position vigorously.

On October 26, 2026, the Company completed a 1-for-20 reverse split of its common stock.

On November 2, 2026, the Company's Series B Warrants were adjusted to 11,233,359 warrants with an exercise price of $2.7674 per share as a result of the reverse split of the Company's common stock completed on October 26, 2026.

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

About Sunshine Biopharma

We are a pharmaceutical company offering and researching life-saving medicines in a wide variety of therapeutic areas, including oncology and antivirals. We have two wholly owned subsidiaries: (i) Nora Pharma Inc. (“Nora Pharma”), a Canadian corporation, through which we currently have 61 generic prescription drugs on the market in Canada, and (ii) Sunshine Biopharma Canada Inc., a Canadian corporation through which we develop and sell OTC supplements.

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

* Our distribution agreements were terminated effective December 31, 2025, reducing the drugs we have on the market from 71 to 61.

In addition to the 61 drugs currently on the market, we have 21 additional drugs in our pipeline including 4 we anticipate launching during the remainder of 2026. These additional drugs will address various human health areas including cardiovascular, oncology, gastroenterology, central nervous system, diabetes, urology, endocrinology, anti-infective, and anti-inflammatory.

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

Our wholly owned subsidiary, Nora Pharma, owns over 144 DIN’s issued by Health Canada for prescription drugs currently on the market in Canada. These DIN’s were secured through in-licenses or cross-licenses from international manufacturers of generic pharmaceutical products.

In addition, we own five (5) NPN’s issued by Health Canada including (i) NPN 80089663 which authorizes us to manufacture and sell our in-house developed OTC product, Essential•9™, (ii) NPN 80093432 which authorizes us to manufacture and sell the OTC product, Calcium-Vitamin D, (iii) NPN 80125047 which authorizes us to manufacture and sell the OTC product, L-Citrulline, (iv) NPN 80127436 which authorizes us to manufacture and sell the OTC product, Taurine, and (v) NPN 80109636 which authorizes us to manufacture and sell the OTC product, Vitamin D3.

On September 30, 2025, we received official trademark registration from the USPTO (Registration No. 7,963,385) for “Sunshine Biopharma Inc.” and Design.

On April 15, 2026, we received official trademark registration from the Canadian Intellectual Property Office of Canadian trademark registration (Registration No. LMC/TMA 1,402,862) for “Sunshine Biopharma Inc.” and Design.

Results of Operations

Comparison of results of operations for the three months ended September 30, 2026 and 2025

During the three months ended September 30, 2026, we generated $9,442,325 in sales, compared to $9,417,179 for the three months ended September 30, 2025, an increase of $25,146. The direct cost for generating these sales was $6,340,623 (67.2%) for the three months ended September 30, 2026, compared to $6,343,639 (67.4%) for the three months ended September 30, 2025, largely unchanged. Our gross profit for the three months ended September 30, 2026 was $3,101,702 (32.8%), compared to $3,073,540 (32.6%) for the three months ended September 30, 2025, substantially unchanged.

General and administrative expenses during the three-month period ended September 30, 2026 were $4,392,194, compared to $4,160,153 during the three-month period ended September 30, 2025, an increase of $232,041. The modest increase was the net result of increases in certain expense categories against decreases in others. Specifically, while we saw an increase in consulting fees of $487,945, legal fees of $195,510 and office expenses of $203,934, there was a decrease in marketing expenses by $36,682, R&D expenses by $117,735, intangible assets impairment by $554,650, and R&D by $183,010.

Overall, we incurred a loss of $1,290,492 from our operations for the three months ended September 30, 2026, compared to a loss of $1,086,613 from our operations in the three-month period ended September 30, 2025, an increase of $203,879.

We had interest income of $76,850 during the three months ended September 30, 2026, compared to interest income of $75,352 during the three months ended September 30, 2025.

As a result, we incurred a net loss of $1,223,940 ($7.10 per share) for the three months ended September 30, 2026, compared to a net loss of $883,820 ($38.80 per share) for the three months ended September 30, 2025.

Comparison of results of operations for the nine months ended September 30, 2026 and 2025

During the nine months ended September 30 2026, we generated revenues of $26,794,777, compared to revenue of $27,728,750 for the nine months ended September 30, 2025, a decrease of $933,973, or 3.4%. The direct cost for generating these revenues was $19,085,403 for the nine months ended September 30, 2026 (71.2%), compared to $18,501,918 (66.7%) for the nine months ended September 30, 2025. Our gross profit decreased by $1,517,458 from $9,226,832 for the nine months ended September 30, 2025, to $7,709,374 for the same period in 2026. The decrease was due to an increase in the cost of goods sold by approximately 4.5%.

General and administrative expenses during the nine-month period ended September 30, 2026, were $12,008,321, compared to $13,663,850 during the nine-month period ended September 30, 2025, a decrease of $1,655,529. The significant decrease was primarily attributable to a $1,616,459 impairment of intangible assets which did not occur in the nine months ended September 30, 2026. The other expense categories which contributed to the decrease were consulting fees which decreased by $152,057, marketing expenses which decreased by $177,141, and R&D expenses which decreased by $484,298. These were partially offset by an increase in legal fees of $523,395. Overall, we incurred a loss of $4,298,947 from our operations in the nine-month period ended September 30, 2026, compared to a loss from operations of $4,437,018 in the similar period of 2025, a decrease of $138,071.

We had interest income of $174,092 during the nine months ended September 30, 2026, compared to interest income of $223,434 during the nine months ended September 30, 2025. The decrease in interest income was a result of having less cash on hand in the 2026 period compared to 2025.

In addition, we had a one-time payment of $103,320 in the nine months ended September 30, 2026 which we did not have in the nine months ended September 30, 2025. This amount was allocated to us as part of a settlement of a class-action lawsuit against BF Borgers CPA PC, our previous auditor whom we terminated in May 2024.

As a result of the foregoing, we incurred a net loss of $4,031,857 ($44.95 per share) for the nine-month period ended September 30, 2026, compared to a net loss of $3,834,425 ($195.37 per share) for the nine-month period ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $14,618,614.

Net cash used in operating activities was $4,374,080 during the nine months ended September 30, 2026, compared to $3,715,409 during the nine months ended September 30, 2025, an increase of $627,426 due to payment of a manufacturing deposit ($422,880) and the remaining earnout ($295,797).

Cash flows used in investing activities were $84,276 for the nine months ended September 30, 2026, compared to $786,097 for the nine months ended September 30, 2025. The decrease was the result of fewer purchases of equipment and intangible assets.

Cash flows provided by financing activities were $10,036,080 during the nine months ended September 30, 2026, compared to $4,023,908 during the nine months ended September 30, 2025. The increase was a result of a financing event which was completed on May 19, 2026.

We are currently generating revenue of approximately $9 million per quarter and incurring a quarterly cash deficit of approximately $1.5 million. Our attention is currently focused on increasing sales and streamlining operations to reduce expenses. We estimate that our existing cash on hand together with cash we generate from sales will be sufficient to fund our operations for the next 29 months. There is no assurance that future results will be in line with our current estimates. We have no committed sources of capital and we anticipate that we will need to raise additional capital in the future for expansion of our generic pharmaceutical sales operations and further research and development. Additional capital may not be available on terms acceptable to us, or at all.

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

Based on this evaluation, our management, including our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026, at reasonable assurance levels.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed in Note 16 to the financial statements included in this report, we are not party to, and our property is not the subject of, any material legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2026, no Director or Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 12, 2026.

SUNSHINE BIOPHARMA INC.

By:	/s/ Dr. Steve N. Slilaty
Dr. Steve N. Slilaty
Chief Executive Officer (principal executive officer)

By:	/s/ Camille Sebaaly
Camille Sebaaly Chief Financial Officer (principal financial and accounting officer)

